Form 10-K
period 1993-12-31
SOUTHDOWN INC
filed 1994-02-24
CIK 313058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM ____________________ TO _________________


                         COMMISSION FILE NUMBER 1-6117

                                SOUTHDOWN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   LOUISIANA                                72-0296500
        (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

               1200 SMITH STREET
                  SUITE 2400
                HOUSTON, TEXAS                              77002-4486
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 650-6200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
Common Stock, par value $1.25 per share                       New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                               New York Stock Exchange, Inc.
Preferred Stock, $2.875 Cumulative Convertible Series D       New York Stock Exchange, Inc.


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES  /x/         NO ___

        As of January 31, 1994 the number of shares of common stock outstanding was 17.1 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, was approximately $626.4 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1993 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                                               PART I

Item  1.    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
               General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
               Industry Segment Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
               Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

Item  2.    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

Item  3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

Item  4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .    27

                                                               PART II

Item  5.    Market for Registrant's Common Equity and Related Security Holder
               Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

Item  6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

Item  7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

Item  8.    Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . .    50

Item  9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    83

                                                              PART III

Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .    83

Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    83

Item 12.    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . .    83

Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .    83

                                                               PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . .    83

                                         P A R T  I
ITEM 1.     BUSINESS.

GENERAL

         Southdown, Inc. (Southdown or the Company) was organized in Louisiana in 1930 and maintains its principal executive offices at 1200 Smith Street, Suite 2400, Houston, Texas 77002-4486, telephone (713) 650-6200. Unless the context indicates to the contrary, the terms "Southdown" and the "Company" as used herein should be understood to include subsidiaries of Southdown and predecessor corporations. The Company is one of the leading United States cement and ready-mixed concrete companies. The Company operates eight quarrying and manufacturing facilities and a network of 17 terminals for the production and distribution of portland and masonry cements, primarily in the Ohio valley and the southwestern and southeastern regions of the United States. The Company is also vertically integrated, with ready-mixed concrete operations serving markets in Florida, southeast Georgia and southern California. Substantially all of Southdown's cement and concrete products operations are conducted at the parent company level.

         The Company is also engaged in the environmental services business, which involves the collection of hazardous waste and processing it into hazardous waste derived fuel (HWDF) that, together with tires and other waste materials, is utilized in certain of the Company's cement kilns as supplements to conventional fuels. (See "Cement Operations - Resource Recovery", "Environmental Services" and Note 18 of Notes to Consolidated Financial Statements.) The environmental services business is conducted by Southdown Environmental Systems, Inc. (SES) through a number of operating subsidiaries.

INDUSTRY SEGMENT INFORMATION

         The following table presents revenues and earnings before interest expense and income taxes contributed by each of the Company's industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization and capital expenditures by segment are presented in Note 3 of Notes to Consolidated Financial Statements.

                                                              YEARS ENDED DECEMBER 31, (IN MILLIONS)
                                                --------------------------------------------------------------
                                                    1993         1992         1991         1990        19891
                                                -----------  ----------   ----------   ----------   ----------
Contributions to revenues:
   Cement                                       $  370.9     $  339.5     $  328.4     $  364.8     $   380.0
   Concrete Products                               176.3        158.1        181.1        231.6         264.0
   Environmental Services                           36.1         43.4         36.8         14.9 2        -
   Intersegment sales                              (39.0)       (34.3)       (41.1)       (48.8)        (56.0)
   Other                                             0.5          0.7          1.7          3.4           4.5
                                                -----------  ----------   ----------   ----------   ----------
                                                $  544.8     $  507.4     $  506.9     $  565.9     $   592.5
                                                ===========  ==========   ==========   ==========   ==========
Contributions to operating earnings (loss):
   Cement                                       $    81.9    $   62.6     $   44.9     $   72.2     $    82.9
   Concrete Products                                 (1.6)      (11.6)       (12.7)         6.9          26.6
   Environmental Services                            (2.2)      (10.6)        (4.4)        (0.6)2         -
   Write-down of Environmental Services
     assets                                          (3.1)      (21.4)          -            -            -
   Corporate
     General and administrative                     (28.9)3     (32.7)       (34.1)       (21.9)4       (25.9)
     Depreciation, depletion and amortization        (4.3)       (4.4)        (4.3)        (3.3)         (3.0)
     Miscellaneous income (losses)                   (2.8)5       1.5 6       (5.1)7       (5.7)8         7.3
                                                -----------  ----------   ----------   ----------   ----------
                                                $    39.0    $  (16.6)    $  (15.7)    $   47.6     $    87.9
                                                ===========  ==========   ==========   ==========   ==========

- ----------------
(1)  The Company sold its oil and gas operations on November 15, 1989.
     Revenues and operating earnings attributable to the oil and gas segment have, therefore, been excluded. (See Note 20 of Notes to Consolidated Financial Statements.)
(2)  Initial facilities acquired in the third quarter of 1990.
(3) Includes a net charge of $2.5 million to accrue the estimated postretirement health care benefits calculated under SFAS No. 106 in excess of claims incurred. (See Note 2 of Notes to Consolidated Financial Statements.)
(4) Includes a $6.6 million credit to pension expense and a $2.0 million credit to stock appreciation rights expense.
(5) Includes a $3.0 million charge for remediation of an inactive cement kiln dust disposal site. (See Note 17 of Notes to Consolidated Financial Statements.)
(6) Includes a $3.0 million charge to write down the carrying value of certain aggregate assets and a $3.6 million charge for remediation of an inactive cement kiln dust disposal site.
(7) Includes a $5.9 million charge to write down the carrying value of certain aggregate assets and a $3.1 million charge for remediation of an inactive cement kiln dust disposal site.
(8) Includes a $10.0 million charge attributable to an unfavorable arbitration ruling.

         Revenues for the past three years from each of the Company's industry segments, expressed as a percentage of total consolidated revenues, were as follows:

                                                                           PERCENTAGE OF
                                                                    TOTAL CONSOLIDATED REVENUES
                                                             ----------------------------------------
                 SEGMENT                                        1993            1992           1991
                 -------                                     ---------       ---------      ---------
                 Cement                                        61.5  %         60.7  %        57.2  %
                                                             ---------       ---------      ---------
                 Concrete Products:
                     Ready-mixed concrete                      26.3            25.8           29.6
                     Other                                      5.6             5.0            5.7
                                                             ---------       ---------      ---------
                                                               31.9            30.8           35.3
                 Environmental Services                         6.5             8.4            7.2
                 Other                                          0.1             0.1            0.3
                                                             ---------       ---------      ---------
                     Total consolidated revenues              100.0  %        100.0  %       100.0  %
                                                             =========       =========      =========

CEMENT OPERATIONS

         Company Operations - The Company's cement production facilities are located in or near Victorville, California; Brooksville, Florida; Kosmosdale, Kentucky; Fairborn, Ohio; Knoxville, Tennessee; Odessa, Texas; Lyons, Colorado; and Pittsburgh, Pennsylvania. All of the facilities are wholly-owned except for the Kosmosdale and Pittsburgh plants. These two plants are owned by Kosmos Cement Company (Kosmos), a joint venture owned 75% by the Company, which is also the operator of both plants. The remaining 25% of Kosmos is owned by Lone Star Cement, Inc., a subsidiary of Lone Star Industries, Inc. (Lone Star).

         Cement is the basic binding agent for concrete, a primary construction material. The Company's cement products are produced primarily from raw materials found at or near the Company's plant locations. Depending upon the process at individual plants, production of one ton of finished product consumes approximately 1.6 tons of raw material. The principal raw material used in the production of portland cement is calcium carbonate found in the form of limestone. The Company's total estimated recoverable reserves of limestone are approximately 700 million tons located on approximately 19,000 acres, most of which are owned by the Company in fee. Other raw materials, used in substantially smaller portions than limestone, include sand, iron, clay and gypsum. When not found in adequate amounts in the Company's quarries, these materials are available for purchase from outside suppliers at acceptable prices.

         The manufacture of portland cement primarily involves the crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then burned in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to produce finished cement. As fuel is a major component in the cost of producing clinker, most modern cement plants, including seven of the eight plants operated by the Company, incorporate the more fuel efficient "dry process" technology. In the most modern application of this technology, the raw materials are processed through a preheater tower that utilizes hot exhaust gases from the kiln to effect partial calcination of the raw materials before they enter the rotary kiln. At present, approximately 80% of the Company's clinker capacity is from preheater or preheater/precalciner kilns, and approximately 15% of its capacity is from long dry kilns. Only the Pittsburgh plant uses the less fuel efficient "wet process" technology.

         The following tables set forth certain information regarding the Company's cement plants and locations of the cement terminals and sales offices at December 31, 1993.

                                                           TONS OF                          ESTIMATED
                           NO.         CLINKER              ANNUAL            KILN           LIFE OF
                           OF       MANUFACTURING       CLINKER/CEMENT     DEDICATION       LIMESTONE
     PLANT LOCATION       KILNS        PROCESS             CAPACITY           DATES          RESERVES
     --------------       -----        -------             --------           -----         ---------
                                                        (in thousands)

      Victorville,          2     Preheater/precal-      1,550/1,650          1985          100+ years
       California                       ciner                                 1965
                                    Long dry kiln
  Brooksville, Florida      2         Preheater          1,200/1,320       1976, 1982       90+ years

       Kosmosdale,          1         Preheater            700/735            1974         20+ years(2)
       Kentucky(1)

     Fairborn, Ohio         1         Preheater            610/680            1974          50+ years
  Knoxville, Tennessee      1     Preheater/precal-        600/650            1979          65+ years
                                        ciner

      Odessa, Texas         2         Preheater            550/600            1978          100+ years
                                    Long dry kiln                             1959

     Lyons, Colorado        1     Preheater/precal-        450/475            1980         30+ years(3)
                                        ciner

       Pittsburgh,          1            Wet               360/400            1962        100+ years(4)
     Pennsylvania(1)



                    CEMENT SALES OFFICES                                      CEMENT TERMINALS
- ----------------------------------------------------      ----------------------------------------------------
       STATE                            CITY                      STATE                           CITY
- --------------------           ---------------------      --------------------           ---------------------
     California                     West Covina                 California                     La Mirada
      Colorado                         Denver                    Colorado                       Florence
      Florida                       Brooksville                  Florida                      Jacksonville
      Kentucky                     Kosmosdale(1)                 Florida                       Pensacola
        Ohio                          Fairborn                   Florida                         Tampa
    Pennsylvania                   Pittsburgh(1)                 Georgia                        Atlanta
     Tennessee                       Knoxville                   Indiana                    Indianapolis(1)
       Texas                          Amarillo                   Kentucky                     Lexington(1)
       Texas                           Odessa                 North Carolina                  Castle Hayne
                                                              North Carolina                  Statesville
                                                              North Carolina                   Wilmington
                                                                   Ohio                      Cincinnati(1)
                                                                Tennessee                     Grey Station
                                                                Tennessee                      Kingsport
                                                                  Texas                         Amarillo
                                                              West Virginia                  Charleston(1)
                                                              West Virginia                  Huntington(1)

- ---------------
(1) Owned by Kosmos, which is 75% owned by the Company and 25% owned by Lone Star Cement, Inc. The Company operates the joint venture's plants, sales offices and terminals.
(2) Limestone is barged from a quarry located approximately 30 miles from the plant facility. Additional reserves are available for purchase adjacent to the existing quarry.
(3) The Company currently has permits to mine approximately 5-6 years of these reserves and expects to receive additional permits in 1994 to mine the balance.
(4) Limestone is barged from an underground quarry located approximately 100 miles from the plant facility.

         The ratio of clinker produced to kiln capacity was 94% in 1993, 92% in 1992 and 84% in 1991. During the past three years, the Company has also purchased minimal amounts of cement from others to be resold at relatively low margins. In 1993, 5.5% of the cement sold by the Company was acquired from outside sources compared with 3.2% in 1992 and 2% in 1991.

         Cost Saving Initiatives - In 1990, the Company undertook a comprehensive assessment of all phases of its cement operations, including a detailed review of production and maintenance practices, organizational structure, labor utilization efficiency and materials purchasing procedures, and began implementing a cost reduction program related to its Cement segment. Specifically, these programs were designed to improve labor productivity, fuel and power consumption and repair parts utilization, and to result in an estimated annual cement production capacity increase of 250,000 tons. Based on management's analysis of Cement segment costs (including fixed and variable manufacturing costs, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs), these initiatives resulted in estimated cost savings of approximately $16 million in 1992 compared with 1991 and additional savings of $3 million in 1993 compared with 1992. The Company has incurred approximately $6.0 million in severance and relocation expenses and approximately $2.2 million in capital expenditures through 1993 related to implementation of the program and has budgeted approximately $2.8 for such capital expenditures in 1994.

         The Company's cement plants generally use coal as their primary fuel, but most of the plants are equipped to burn natural gas and/or fuel oil as an alternative. Petroleum coke is also used at certain locations from time to time in conjunction with other fuels. At times during 1993, 1992 and 1991, the price of natural gas made it more economical than other available fuels at some plants. Coal and petroleum coke are generally purchased under agreements which do not exceed a term of one year. The Company has also utilized HWDF, tires and other waste materials as supplements to conventional fuels in some of its cement plants since 1987. During 1991, the Company significantly expanded its activities in the area of alternative fuel utilization. (See "Resource Recovery".) Because electric power is also a major cost component in the manufacture of cement, the Company is vulnerable to escalating power costs.
The Company has sought to diminish overall power costs at certain plants by either adopting interruptible power supply agreements or implementing more stringent interruptible clauses. While interruptible power supply agreements result in reduced power costs, they may expose the Company to some increased risk of production interruptions during periods of power curtailment.

         Market Overview - Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association
(PCA), the industry's leading trade organization, the three construction sectors that are the major components of cement consumption are (i) public works or infrastructure construction, (ii) commercial and industrial construction and (iii) residential construction, which comprised 54%, 22% and 24%, respectively, of U.S. cement consumption in 1992, the most current period for which such data is available. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy and can exhibit substantial variations across the country as a result of the differing structures of the regional economies. Regional cement markets experience peaks and valleys correlated with regional construction cycles. While the impact on the Company of construction cycles in individual regions may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to small shifts in the balance between supply and demand. New construction activity stagnated as the U.S. economy entered a recession during the later half of 1990, declined in 1991 in most areas and, in California, continued to decline in 1992. Construction activity was flat to slightly higher in most other regions of the country during 1992 and, at least in some regions, began to rebound in 1993. As a consequence, the Company's cement segment sales and earnings followed a similar cyclical pattern.

         The following table presents information regarding the market area served by each of the Company's plants and the number of competitors serving the same market area.

    PLANT LOCATION                   MARKET AREA SERVED                          MAJOR COMPETITORS
    --------------                   ------------------                          -----------------
 Victorville,                Southern California, western Arizona and            Five cement producers and four import
 California                  Southern Nevada                                     facilities

 Brooksville, Florida        Central, southwestern and northern Florida          Four cement producers and seven import
                                                                                 facilities

 Kosmosdale, Kentucky        Kentucky, West Virginia and portions of Ohio,       Nine cement producers and an import
                             Indiana and Tennessee                               facility

 Fairborn, Ohio              Central and southern Ohio, eastern and              Nine cement producers and an import
                             southern Indiana and northern and central           facility
                             Kentucky

 Knoxville, Tennessee        Eastern Tennessee, North Carolina, and              Ten cement producers and an import
                             portions of Kentucky, Virginia, South               facility
                             Carolina, Georgia and Alabama

 Odessa, Texas               Eastern New Mexico, Texas Panhandle and west        Twelve cement producers and an import
                             Texas, western Oklahoma, southeastern               facility
                             Colorado and southwestern Kansas

 Lyons, Colorado             Northern and central Colorado and                   Four cement producers
                             southeastern Wyoming

 Pittsburgh,                 Western Pennsylvania and portions of West           Four cement producers
 Pennsylvania                Virginia and Ohio


         Various characteristics of the cement industry are relevant to an understanding of the conditions of competition and the nature of the Company's business:

         (i) Cement is a homogeneous commodity that is manufactured to meet standardized technical specifications and is marketed primarily in bulk quantities without special packaging or labeling. Bagged cement, however, is differentiated by brand name. The Company's bagged cement products are marketed under the "Victor," "Miami," "El Toro," "Mountain," "Broco," "Kosmos" and "Dixie" labels.

         (ii) Because transportation costs are high relative to the value of the product, cement markets are generally regional. During the 1980s, however, certain foreign cement producers significantly increased their shipments into the United States (see "Cement Operations - Competition"). The majority of the Company's cement sales are made directly to users of portland and masonry cement, generally within a radius of 300 miles of each plant, although the Kosmos joint venture's access to navigable rivers permits it to expand its markets beyond the traditional 300 mile radius.

         (iii) The primary end-users of cement in each regional market include numerous small and sometimes one or more large ready-mixed concrete companies. Other principal customers are manufacturers of concrete products such as blocks, roof tiles, pipes and prefabricated building components. Sales are also made to building materials dealers, construction contractors and, particularly from the Odessa plant, oil well cementing companies. During 1993, 1992 and 1991 approximately 52%, 49% and 50%, respectively, of the Odessa plant's cement sales volume consisted of sales to oil well cementing companies and the balance represented sales of construction grade cement. The Company also manufactures limited amounts of premium priced, specialty cement products.

                 The Company is integrated vertically in the regional vicinity of its two largest cement plants with ready- mixed concrete operations principally in southern California and in Florida. Approximately 15%, 13% and 21% of the cement sold by the Company's Victorville plant in 1993, 1992 and 1991, respectively, and approximately 37%, 42% and 52% of the cement sold by the Company's Brooksville plant in 1993, 1992 and 1991, respectively, was sold to the Company's ready-mixed concrete operations.

         (iv) As is common in the industry, the Company has not typically entered into long-term sales contracts except with respect to certain major construction projects. However, as a result of successful antidumping petitions filed by a group of domestic cement producers, including the Company, various importers have decreased the volumes of cement imported from foreign countries. The Company has become the replacement supplier for some of these imported volumes and, during the past several years, has contracted for terms up to fifteen months under large volume sales contracts with as many as six other cement manufacturers or distributors, both foreign and domestic. Some of the contracts have take-or-pay provisions. In exchange for guarantees of minimum annual sales volumes, these contracts generally provide for sales prices lower than the Company's customary sales arrangements.
         In 1993 and 1992 these contracts, assuming they represented only incremental sales (i.e., that fixed costs were fully covered by other production), accounted for approximately 25% and 31% of the Cement segment's operating earnings, respectively. For 1994 and beyond the Company has renegotiated certain of these contracts providing for, among other things, similar minimum annual sales volumes, price escalation clauses and, in one instance, a multi-year term. No one customer represents 10% or more of the Company's consolidated revenues. Nonetheless, the loss of a significant portion of these large volume contracts would have a material adverse effect on the Company's results of operations. The Company believes, however, that at least a portion of the volumes covered by these contracts could be replaced by direct sales to cement consumers in the Company's existing markets.

         (v) The Company's cement business is seasonal to the extent that construction activity and hence, the demand for cement, tends to diminish during the first and fourth calendar quarters because of inclement weather conditions, such as those experienced during January and February 1994.

         (vi)    During 1993, 1992 and 1991 the Company shipped approximately
         6.2 million, 5.8 million and 5.3 million tons of cement, respectively. The overall demand for cement is relatively price inelastic since cement represents only a small portion of total construction costs and cement has few substitutes in many applications. Cement demand varies directly with the level of construction activity which is a function of a number of socioeconomic factors, including growth in the U.S. economy and interest rates, as well as individual regional market factors.

         Competition - The cement industry is extremely competitive as a result of multiple domestic suppliers and, beginning in the 1980s, the importation of foreign cement through various terminal operations. Despite price inelasticity of overall cement demand, competition among producers and suppliers of cement is based primarily on price, with consistency of quality and service to customers being of lesser significance. Price competition among individual producers and suppliers of cement within a marketing area is intense because of the fungible nature of the product. On the basis of statistics published by the PCA, the Company believes that, as of the end of 1992, the most recent period for which such data is available, it ranked third in total active cement manufacturing capacity among the 46 cement companies in the United States. The U.S. cement industry, however, is fragmented into regional markets rather than a single national market. Because of its low value-to-weight ratio, the relative cost of transporting cement is high and limits the geographic area in which each company can market its products economically. No one cement company has a distribution of plants extensive enough to serve all markets.

                       U.S. Clinker             Percent of
      Rank         Capacity (000 Tons)        U.S. Industry             Company Name
      ----         -------------------        -------------             ------------
        1                  11,226                    13.5%%      Holnam, Inc.

        2                   7,263                     8.8        LaFarge Corporation

        3                   5,788                     7.0        Southdown, Inc.

        4                   4,977                     6.0        Lone Star Industries, Inc.

        5                   4,771                     5.8        Ash Grove Cement Company

        6                   4,444                     5.3        Lehigh Portland Cement Company

        7                   4,106                     5.0        Blue Circle Inc.

        8                   3,645                     4.4        Medusa Cement Company

        9                   3,530                     4.3        Essroc Corporation

       10                   3,361                     4.1        California Portland Cement Company
                         ---------                --------       ---------------------------------------
                           53,111                    64.2        Total Top Ten
                           29,648                    35.8        Others
                         ---------                --------       ---------------------------------------
                           82,759                   100.0%       Total Industry
                         =========                ========       =======================================

Source: Portland Cement Association, adjusted for recent transactions. Clinker capacity for joint venture operations is based on each company's ownership interest.

         During the 1980s, competition from imported cement along most coastal and border areas grew significantly, including the Company's markets in Texas, Florida and southern California, which are easily accessible to many foreign producers. The large volume of low priced imported cement entering these markets caused prices to fall despite strong growth in cement consumption. According to the PCA, total U.S. consumption of foreign cement increased from approximately 4.5% of total U.S. consumption in 1982 to a peak of approximately 19.1% in 1987. Foreign cement producers began to export to the U.S. primarily because of (i) slowdowns in their domestic economies, (ii) a cost advantage created by a strengthening of the U.S. dollar relative to certain foreign currencies and (iii) a decline in ocean shipping rates. In recent years, the influx of foreign cement imports has begun to reverse as a result of, in large part, successful antidumping actions. Other contributing factors include (i) increases in foreign consumption of cement, (ii) a decline in the value of the U.S. dollar relative to other currencies and (iii) rising ocean shipping rates. The PCA has estimated that imports represented approximately 8% of U.S. consumption in 1992, the most recent data available, as compared with 17% of total U.S. consumption in 1989.

         Antidumping petitions filed by a group of industry participants, including the Company (Ad Hoc Committee), resulted in favorable determinations by the International Trade Commission (ITC) against manufacturers of cement in Mexico and Japan in August 1990 and April 1991, respectively. As a result, significant antidumping duty cash deposits have been imposed on cement imports from these two nations. In addition, in February 1992, the Commerce Department announced that it had signed a five-year agreement with Venezuelan cement producers designed to eliminate the dumping of gray portland cement from Venezuela into Florida and the United States generally. The agreement requires Venezolana de Cementos, S.A.C.A. (Vencemos) and Cementos Caribe, C.A. (Caribe) to price their U.S. sales no lower than their fully-absorbed cost of production, plus profit of at least 8 percent, plus shipping costs to the United States, plus distribution costs in the United States if the importer of record is related to the foreign exporter. To allow the Commerce Department to monitor compliance with the agreement, Vencemos and Caribe must submit quarterly reports of their cost of production and home market profit, as well as their pricing of all sales to the United States. An intentional violation would expose the Venezuelan producers to civil fraud penalties.

         The success of these antidumping suits has, by substantially eliminating unfair pricing of foreign cement, prevented prices from declining more precipitously in the Company's two largest markets, Florida and southern California, despite a decline of approximately 30% in consumption from 1989 to 1992. In addition, the antidumping suits have provided an opportunity for domestic producers to displace large volumes of imported cement.

         The antidumping duties are subject to annual review by the Department of Commerce and appeal to the U.S. Court of International Trade. The determinations to impose substantial tariffs on gray portland cement and clinker imported from Mexico and Japan have been appealed at various levels by the foreign producers. The ITC determination against Japanese cement is pending on appeal before the U.S. Court of International Trade. The antidumping order remains in effect pending appeal. In response to the Mexican government's challenge of the ITC's injury determination, a dispute resolution panel of the General Agreement on Tariffs and Trade (GATT) recommended in July 1992 that the antidumping order be vacated and that all duties collected under the order be returned. The GATT panel determined that the antidumping order violates the GATT antidumping code because the U.S. Commerce Department initiated the investigation without first verifying that the petition was filed on behalf of the domestic cement producers in the region. Under GATT rules, the full Antidumping Code Committee, of which the U.S. is a member, must unanimously adopt the panel's recommendation before it becomes a binding GATT obligation. The decision whether the U.S., as a member of the Antidumping Code Committee, would vote to adopt the GATT dispute panel report would be made by the Office of the U.S. Trade Representative (USTR). Even if the USTR were to adopt the adverse panel report, the industry petitioners have been advised that an act of the U.S. Congress would be required to vacate the antidumping order.

         In February 1993, the U.S. Court of Appeals for the Federal Circuit affirmed the ITC's August 1990 decision that U.S. cement producers were injured by Mexican cement imports that were dumped at unfair prices in the southern tier of the United States. In April 1993, the Commerce Department reduced the antidumping duty cash deposit rate of Mexico's primary cement producer from 58 percent to 30 percent. In August 1993, the Department of Commerce determined that Mexico's primary cement producer was selling various types of cement outside the ordinary course of trade in Mexico. As no information was available to perform a "difference in merchandise" calculation between the types of cement sold in the ordinary course of trade in Mexico and sold in the United States, the Department of Commerce used a constructed value approach to determine a 43 percent dumping margin for cement imported from Mexico's primary exporter between August 1991 and July 1992 and established a new cash deposit rate of 43% on future entries. In September 1993, the Department of Commerce amended its final determination of the dumping margin for cement imported from Mexico's primary exporter between April 1990 and July 1991, raising the margin from 30 percent to 41 percent on these entries. The Department of Commerce is currently reviewing imported Mexican cement for the period August 1992 through July 1993. The antidumping cash deposit rate on imported cement from Mexico is now 43 percent for the primary exporter and between 53 and 60 percent for all other exporters.

         The Ad Hoc Committee challenged the Department of Commerce's original final determination of the dumping margins against Mexican cement in the Court of International Trade, which largely affirmed the findings of the Department of Commerce. The Ad Hoc Committee thereupon appealed to the U.S. Court of
Appeals for the Federal Circuit.   On January 5, 1994 the U.S. Court of Appeals
of the Federal Circuit reversed the judgment of the Court of International Trade and remanded the case with direction that the Department of Commerce recalculate the dumping margins without allowing certain deductions for home-market transportation costs. Mexico's primary exporter has filed a petition for rehearing. If the petition is denied, the recalculated dumping margins (and thus antidumping duties levied) should be greater as a result of this ruling.

         In October 1993, the Department of Commerce reduced the antidumping cash deposit rate of Japan's primary cement exporter from 45 percent to 18 percent. In February 1994, the Department of Commerce preliminarily determined to reduce that exporter's cash deposit rate to 8 percent. The Company and other petitioners have appealed the October 1993 determination to the Court of International Trade and are vigorously contesting the February 1994 preliminary determination before the Department of Commerce.

         Effective July 1995, the Antidumping Code of the GATT will be substantially altered pursuant to the recently completed Uruguay Round of multilateral trade negotiations. The new Code applies to new investigations initiated after July 1995 and to administrative reviews of outstanding orders that are initiated after July 1995. If the Congress passes legislation to approve and implement the Uruguay Round agreement, changes will necessarily be
made to U.S. antidumping law.   While the antidumping orders outstanding
against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force, the new Code will require the initiation of "sunset" reviews of the antidumping orders against Mexico and Japan prior to July 2000 to determine whether they should terminate or remain in effect, unless an earlier date is mandated by Congress. Under the new Code, it could be more difficult to obtain antidumping orders against other countries. A substantial reduction or elimination of the existing antidumping duties could adversely affect the Company's results of operations.

         The Company does not believe that the North American Free Trade Agreement will have a material adverse effect on the foregoing antidumping duties.

         The supply of cement has also been impacted by the retirement of a substantial amount of industry capacity in the U.S. since 1981. Although the decline in industry capacity has slowed in recent years, total U.S. clinker capacity at the end of 1992, the most recent data available, had declined by
6.8 million tons from 1981. Capacity expansions in the future would require three to five years from initial planning to commencement of operations as a result of the time required for permitting, financing, fabrication and construction.

         Resource Recovery - As fuel is one of the largest variable costs in the manufacture of cement, many members of the cement industry have investigated the use of alternative sources of fuel as a means of mitigating this cost factor. The Company obtained the requisite permits for the storage and burning of HWDF at two of its cement plants and is burning, or pursuing permits to burn, tires or non-hazardous industrial wastes at certain other cement plants. (See "Environmental Services".)

         The Company began substituting liquid HWDF for a portion of the fossil fuel requirements at its Fairborn cement plant in 1987. Since that time the Company has significantly expanded its commitment to the recovery of the energy value in organic hazardous wastes. Beginning in mid-1990, the Company acquired a total of seven facilities to process hazardous wastes into liquid and solid HWDF for introduction into the Company's permitted cement kilns and the permitted kilns of other cement manufacturers. The initial marketing plan was predicated on a nationwide system of these treatment, storage and disposal facilities (TSDs) to collect and process diverse waste streams from a number of small volume generators. After suffering two and one-half years of start-up losses totaling approximately $16 million, exclusive of write-downs, however, management reorganized this business in late 1992. Subsequently, the Company's Board of Directors approved a revised reorganization plan pursuant to which the Company is narrowing its marketing focus to larger volume generators and its waste processing to primarily one cost-efficient, high volume processing facility which would mainly provide HWDF for the Company's own cement kilns. Accordingly, management announced its intention to sell all but two of the Company's TSD facilities, one of which is being upgraded and expanded to provide increased capacity for blending HWDF. Although the Company will no longer pursue the development of a nationwide network of TSDs, it will continue to pursue marketing efforts in most regions of the country to acquire such wastes.

         Cement kilns that burn HWDF are currently regulated under the Boiler and Industrial Furnace Rule (BIF Rule), relevant Clean Air Act and Clean Water Act regulations and other federal, state and local environmental laws and regulations. The Company's cement kilns that burn HWDF may be required to remediate onsite contamination, if any, under the Resource Conservation and Recovery Act (RCRA) corrective action program or the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or the Superfund Amendments and Reauthorization Act of 1986 (SARA) programs. Such clean-ups can be very costly.

         The BIF Rule requires permits similar to those required of commercial hazardous waste incinerators. Cement kilns that had burned HWDF by August 21, 1991 were eligible to achieve interim status and thus continue to burn HWDF while pursuing RCRA Part B permits under the BIF Rule. In addition, those cement kiln operators that demonstrated an intent to burn HWDF, obtained all federal, state and local permits regulating the use and management of such fuels and committed to or commenced the construction of all such kiln modifications, in each case no later than August 21, 1991, also were eligible to achieve interim status. The regional Environmental Protection Agency offices have confirmed the interim status of the Company's cement plants in Tennessee and Ohio and denied the Company's claim for interim status for its plant in Texas. The Company voluntarily withdrew its interim status claims for its Pennsylvania and Florida plants in February 1992 and for its Kentucky plant in December 1993.

         The Tennessee and Ohio plants have completed compliance testing and appropriate certification under the BIF Rule. The Tennessee plant has also obtained the requisite air permits to burn both liquid and solid HWDF and began utilizing liquid and solid HWDF in 1990. The Tennessee plant also has a RCRA Part B permit for storage under which a new liquids HWDF tank farm and related handling systems have been constructed. The Ohio plant commenced burning liquid HWDF in 1987 and from time-to-time between 1987 and late 1991 utilized liquid HWDF as a fuel supplement. The Ohio plant is presently permitted to utilize liquid HWDF and tires as fuel supplements under the terms and conditions of an air permit renewal issued in late 1993. It is anticipated that the Ohio Hazardous Waste Facilities Board will issue the RCRA Part B permit for the Ohio plant's HWDF storage facility in late March 1994. Permit modifications are also in hand or in process to allow for the burning of tires or other non-hazardous industrial waste materials at five of the Company's cement plants including the Tennessee plant. Although the Company has no current plans to do so, it may also initiate new federal and state permitting efforts covering the burning of HWDF at other cement plants in the future.
Such new permitting processes, however, would take several years and the Company cannot commence burning HWDF at these plants until all requisite permits are received.

         Cement plants and quarries are subject to regulations and safety standards established by the federal government under the Mine Safety and Health Act as well as the safety codes of state and local governments. The Company's utilization of HWDF in some of its cement kilns has also necessitated the familiarization of its work force with the more exacting requirements of applicable environmental laws and regulations with respect to human health and the environment. The failure to observe the exacting requirements of these laws and regulations could jeopardize the Company's hazardous waste management permits and, under certain circumstances, expose the Company to significant liabilities and costs of cleaning up releases of hazardous wastes into the environment.

         The regulatory status of cement kiln dust (CKD) is governed by the Bevill amendment, enacted by Congress as part of the Solid Waste Disposal Act Amendments of 1980 (Act). Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, is excluded from regulation as hazardous waste under the RCRA, Subtitle C, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency (U.S. EPA). During 1992 the U.S. EPA collected CKD samples from 15 cement plants, including two of the Company's plants, and analyzed various samples for organics and metals, dioxins and furans, radionuclides and other parameters. The U.S. EPA's Report to Congress on CKD (CKD Report) was made in December 1993 and hearings were held on February 15, 1994.

         Under the BIF Rule, the Bevill exclusion also applies to CKD generated by kilns that utilize HWDF if the concentration of certain constituents in the CKD is not significantly greater than in the CKD generated when fossil fuels are used, or if these constituents are present in the CKD at levels determined by U.S. EPA to present no significant risk to human health. CKD from kilns burning HWDF that fails to meet both of these requirements is not entitled to the Bevill exclusion and requires appropriate management.

         In September 1992 the U.S. EPA announced it was temporarily withdrawing its proposed waste identification rule which would have replaced existing rules determining which materials must be managed as a hazardous waste. The proposed rule, drafted and released for comment in February 1992, was intended as the replacement for the U.S. EPA's so-called "mixture" and "derived from" rules which have been held invalid by a federal appeals court. The mixture and derived from rules recognized by the U.S. EPA and many states generally classify any solid waste as hazardous if it is mixed with or derived from any substance listed by the U.S. EPA as hazardous, without regard to the actual toxicity or other hazardous characteristics of the resultant mixture or residual, and thereby subject these materials to the same stringent disposal rules that apply to U.S. EPA listed wastes. If these regulations or others are modified in the future, the volume and type of hazardous wastes available to SES's processors could be altered.

         Certain critics of the cement industry have asserted that cement manufactured with HWDF is a hazardous waste under the "derived from" rule and that such cement contains materially higher levels of organics and metals than cement manufactured with fossil fuels and have proposed the labeling of such cement on bulk invoices and on cement bags. At least one locality has banned the use of such cement in public works projects. However, tests conducted by the Company and other entities located in the United States and abroad indicate that the levels of organic constituents detected in cements produced with conventional fossil fuels and with HWDF are not materially different. Similar testing also indicates that there is no material difference in the rates at which metals leach from cement produced with HWDF as compared with cement produced with conventional fossil fuels, and neither type of cement typically exhibits hazardous characteristics under U.S. EPA's Toxicity Characteristic Leaching Procedure test. To date, the U.S. EPA has not indicated that it intends to regulate cement produced using HWDF as a fuel supplement.

         The Company has encountered intense levels of public resistance to the use of HWDF in its cement kilns. In some cases this resistance has resulted in the adoption of onerous, and sometimes unenforceable, laws and local ordinances, including moratoria on burning hazardous waste in cement kilns, ordinances banning the purchase of cement fired with HWDF and local siting ordinances. The sources of such resistance vary from groups who desire to stop the generation of all industrial hazardous waste by preventing its disposal, to groups of local citizens who have concerns about the impact of the use of HWDF upon human health and the environment in their community. The Company is endeavoring to satisfy the concerns of local citizenry through effective communication programs and, in some cases, public participation in citizen oversight committees. The Company believes that it can substitute HWDF for a portion of fossil fuel requirements at its cement plants without endangering human health and the environment.

         According to estimates compiled by the Cement Kiln Recycling Coalition, a trade association of cement manufacturers actively pursuing the use of HWDF, there are 108 cement plants with a total of 210 cement kilns operating in the United States of which approximately 25 kilns actively participate in the hazardous waste management industry by utilizing HWDF in resource recovery programs. Based on industry information available to the Company, the Company believes that approximately five additional kilns may be seeking authorization to burn HWDF. The Company cannot predict how many of these additional kilns, if any, will ever engage in resource recovery programs.

         Capital Expenditures - Capital expenditures during 1993 amounted to $8.5 million for the Cement segment compared with $4.9 million and $13 million in 1992 and 1991, respectively. Capital outlays in 1994 have been budgeted at approximately $17.5 million. Approximately 14% of the budgeted 1994 total is related to compliance with environmental regulations.

         Environmental Matters - The cement manufacturing industry, including the operations of the Company, is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance. CERCLA, as amended by the SARA, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned the disposal site or facility at the time of disposal and current owners. In general, this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. Certain of the Company's disposal sites in Victorville, California and Fairborn, Ohio are in the preliminary stages of evaluation for inclusion on the National Priorities List compiled under the U.S. EPA's Comprehensive Environmental Response, Compensation and Liability Information System (CERCLIS). Inclusion in CERCLIS is designation for further evaluation only and not a determination of liability or a finding that any response action is necessary.

         The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. By 1995, the Company's U.S. operations will have to submit detailed permit applications and pay recurring permit fees. In addition, the U.S. EPA is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. The U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a competitive disadvantage.

         The Federal Water Pollution Control Act, commonly known as the Clean Water Act (Clean Water Act), provides comprehensive federal regulation of all sources of water pollution. In September 1992 the Company filed a number of applications under the Clean Water Act for National Pollutant Discharge Elimination System (NPDES) stormwater permits. The Company now believes that some of its existing NPDES permits or pending applications relating to its cement plants and raw materials quarries may not cover all process water and stormwater discharges. Legal counsel has advised the Company, based upon its preliminary review of the matter, that while the Clean Water Act authorizes, among other remedies, the imposition of civil penalties of up to $25,000 per day for unpermitted discharges of pollutants to the waters of the United States, several factors may mitigate against the impositions of substantial fines. First, the Company is moving forward as expeditiously as practicable to correct all NPDES permitting deficiencies. Second, some of the permitting issues arise from mere technical deficiencies in permit applications or from changes in discharge patterns after submission of permit applications. In each such case, legal counsel believes that such deficiencies are neither unusual nor difficult to rectify. Finally, some of the deficiencies relate to questions of the scope of the Clean Water Act's jurisdiction that are, at best, unclear.

         Management believes that the Company's current procedures and practices for handling and management of materials are consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials.

         Industrial operations have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. Some examples of such materials are the trace metals present in CKD, chromium present in refractory brick used to line cement kilns and general purpose solvents. In the past, the Company disposed of various materials, including used refractory brick and other products generally used in its cement manufacturing and concrete products operations, in onsite and offsite facilities. Some of these residuals, when discarded, are now classified as hazardous wastes and subject to regulation under federal and state environmental laws and regulations, which may require the Company to remediate some or all of the affected disposal sites. During the same period, the Company placed CKD in abandoned quarries or other locations at its plant sites and elsewhere.

         CKD is currently exempt from management as a hazardous waste, except CKD which is produced by kilns burning HWDF and which fails to meet certain criteria. However, CKD that comes in contact with water may produce a leachate with an alkalinity high enough to classify the leachate as hazardous and may also leach the hazardous trace metals present therein. Leaching has led to the classification of at least three CKD disposal sites of other companies as federal Superfund sites. Several of the Company's inactive CKD disposal sites around the country are under study to determine if remedial action is required and, if so, the extent of any such remedial action required. These studies may take some time to complete. Thereafter, remediation plans, if required, will have to be devised and implemented, which could take several additional years.

         An inactive CKD disposal site in Ohio is currently under investigation by the Company and state environmental agencies to determine appropriate remedial action required at the site. In late July 1991, the Company submitted to the Ohio Environmental Protection Agency (Ohio EPA) for evaluation an initial remediation study indicating the potential extent and nature of a remediation problem at this site. The initial study revealed that the leachate from the site was negatively impacting the environment in the vicinity through ground and surface water pathways. The full extent of the environmental impact, however, was not determined during the first phase of the investigation and a reliable estimate of total remedial costs could not be made at that time. However, the Company recorded a charge of $3.1 million as its initial estimate of the minimum remediation cost.

         In May 1992, a second phase investigation report related to this site was finalized by the Company's consultant. The report described the results of a hydrogeological investigation and provided background data for the assessment of probable remedial alternatives. In addition, in July 1992 the Ohio EPA issued an administrative order (Director's Order) with respect to this inactive CKD disposal site. The Director's Order formalized the Company's own investigation and remediation plans and required the Company to implement an approved remediation workplan to be directed and monitored by the Ohio EPA. Because of the Director's Order and the additional information produced by the ongoing environmental and preliminary engineering investigations, the Company recorded an additional $3.6 million pre-tax charge in the second quarter of 1992 to increase its reserve with respect to this site to $6.7 million. In October 1993, the Company received a consulting report proposing additional refinements of earlier remediation estimates which increased the total estimated cost to remediate this site from $6.7 million to $9.7 million. Accordingly, the Company recorded an additional $3.0 million charge in the third quarter of 1993 to recognize what the Company believes will be the final change in the estimate.

         On a voluntary basis, without administrative or legal action being taken, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. The facility was acquired by the Company in December 1976. The former owners disposed of CKD and other plant waste materials at both sites but conditions at the two sites in question have remained virtually unchanged from when they were acquired by the Company. In 1991 the Company contracted to have an evaluation performed of surface and groundwater characteristics in the vicinity of the larger of the two sites (the Site). In general, the surface and groundwater samples downstream from the Site showed elevated levels of alkalinity and heavy metals classified as hazardous substances under CERCLA. The Company notified the proper authorities and the U.S. EPA has conducted a preliminary assessment to determine if the Site warrants further governmental action. In July 1993, the Ohio EPA placed the Site on its Master Sites List of sites that potentially pose a threat to public health or the environment from the release or potential release of hazardous wastes or substances into the environment.

         On September 24, 1993, the Company filed a complaint (Complaint) in U.S. District Court in Ohio against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the Site. On November 12, 1993, USX responded to the Complaint by filing a motion to dismiss asserting that no liability for cleanup costs relating to the cement kiln dust in the Site could be asserted by the Company against USX under CERCLA. The Company filed a response to the motion to dismiss in December 1993 and, on January 14, 1994, USX filed a reply to the Company's response to USX's motion to dismiss.

         The Company intends to vigorously pursue its right to contribution from USX for cleanup costs under CERCLA and Ohio law. Based upon the advice of counsel, the Company believes (i) that USX should not prevail as a matter of law on a motion to dismiss the Complaint; (ii) it is probable that the court should find the Site constitutes a facility from which a release or threatened release of a hazardous substance has occurred; (iii) the release or threatened release has caused the Company to incur response costs necessary and consistent with CERCLA and (iv) that USX is a responsible party because it owned and operated the Site at the time of disposal of the hazardous substance, arranged for the disposal of the hazardous substance and transported the hazardous substance to the Site. Therefore, counsel to the Company has advised that it appears there is a reasonable basis for the apportionment of cleanup costs relating to the Site between the Company and USX, with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no cement kiln dust at the Site and is potentially liable under CERCLA because of its current ownership of the Site. These determinations, however, are preliminary, and are based only upon facts available to the Company prior to any discovery.

         Based on the limited information available as of December 31, 1993 the Company has received two preliminary engineering estimates of the potential magnitude of the remediation costs for the Site, $8 million and $32 million, depending on the assumptions used. Given the preliminary nature of these estimates, neither alternative seems more likely than the other. Under CERCLA and applicable Ohio law a court generally applies equitable principles in determining the amount of contribution which a potentially responsible party must provide with respect to a cleanup of hazardous substances and such determination is within the sole discretion of the court. In addition, no regulatory agency has directly asserted a claim against the Company as the owner of the Site requiring it to remediate the property, and no cleanup of the Site has yet been initiated. The previously mentioned CKD Report, however, expressly cites the Site as an example of a facility from which a release or threatened release of a hazardous substance has occurred.

         In late July 1993, a citizens' environmental group brought suit in U.S. District Court in Ohio, alleging that the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from the Site and is seeking injunctive relief, unspecified civil penalties and attorneys' fees, including expert witness fees. On November 12, 1993 the Company rejected the environmental group's settlement demand without offering a counterproposal. Accordingly, the Company is unable to determine at this time what liability, if any, it may have with respect to this matter.

         No substantial investigative work has been undertaken at other CKD sites in Ohio. Although data necessary to enable the Company to estimate total remediation costs is not available, the Company acknowledges that the ultimate cost to remediate the CKD disposal problem in Ohio could be significantly more than the amounts reserved.

         U.S. EPA's Combustion Industry Strategy - On May 18, 1993, the U.S. EPA promulgated the agency's combustion strategy and waste minimization policy. Under the combustion strategy, the U.S. EPA essentially imposed an 18-month moratorium on the permitting of new thermal treatment capacity and ordered all available agency resources be applied to issuing final burning permits to offsite boilers and industrial furnaces, including cement kilns. In addition, the U.S. EPA stated that it would use its omnibus permitting authority to reduce the particulate standard, to establish a dioxin standard and to require risk assessments of direct and indirect pathways of exposure. Furthermore, the U.S. EPA indicated that there was substantial excess thermal treatment capacity in the United States and that the U.S. EPA should reduce such permitted capacity by 25% over the next ten years. The Cement Kiln Recycling Coalition
(CKRC), an organization of cement manufacturers that burn HWDF as a fuel substitute and of which the Company is a member, sued to set aside the combustion strategy largely because it was, in effect, a rule making without notice and an opportunity for public hearing. The CKRC supports a legislative program that would result in technology based standards for particulate and dioxin controls applicable to all thermal treatment devices and risk assessment standards that have been exhaustively reviewed during public hearing process. The U.S. EPA has advised its regional administrators that the particulate and dioxin standards set forth in the combustion strategy were for discussion purposes, and would be definitively determined pursuant to subsequent rulemakings. Therefore, the U.S. EPA and the CKRC have agreed to a nine-month stay of the CKRC's suit.

         Owners and operators of industrial facilities and those who handle, store or dispose of hazardous substances may be subject to fines and other sanctions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to those substances. The Company has incurred fines imposed by those agencies in the past. As a result of an aggressive inspection and enforcement initiative targeting combustion industry facilities, the Company was among a group of owners and operators of 28 boilers and industrial furnaces, including several other major cement manufacturers, from which the U.S. EPA is seeking over $19.8 million in penalties. On September 27, 1993, the U.S. EPA issued a Complaint and Compliance Order (Order) (United States Environmental Protection Agency, Region 5 v. Southdown, Inc. d/b/a Southwestern Portland Cement - Docket No. VW 27-
93) alleging certain violations of the RCRA applicable to the burning or processing of hazardous waste in an industrial furnace. The alleged violations included, among others, exceedence of certified feed rates for total hazardous waste at the Company's Ohio cement manufacturing facility, failure to demonstrate that CKD generated at the facility is excluded from the definition of hazardous waste and storage at the facility without a permit of CKD alleged to be hazardous by virtue of that failure to demonstrate its exclusion from the definition. The Order proposed the assessment of a civil penalty in the amount of $1.1 million and closure of certain storage silos containing the CKD that allegedly is hazardous waste. The Company has engaged counsel to respond to the U.S. EPA Order and believes, after reviewing the complaint and the Company's compliance with the applicable regulations, there are substantial mitigating factors to the interpretations and allegations contained in the Order.

         For additional discussion of environmental matters related to resource recovery operations see "Environmental Services - Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Events, Trends and Uncertainties - Environmental Matters", which are incorporated herein by reference.

CONCRETE PRODUCTS

         Company Operations - The Company has vertically integrated its operations in the regional vicinity of its two largest cement plants, which are located in southern California and in Florida. The Company, doing business as Transit Mixed Concrete Company (Transmix), is a major producer of ready-mixed concrete and a supplier of aggregate in the southern California counties of Los Angeles and Orange. The Company, doing business as Florida Mining & Materials Concrete Corp. (Florida Mining), is a major producer and supplier of ready-mixed concrete and other concrete products in Florida and southeastern Georgia. The Company believes that vertical integration into concrete products enhances its overall competitive position in these markets. The Company's combined annual concrete production capacity is over 5.0 million cubic yards. Transmix sells concrete primarily to commercial and industrial builders, as well as contractors on public construction projects, while Florida Mining's sales include a high percentage of sales to residential builders. Florida Mining also manufactures and sells concrete blocks and certain related concrete products.

         Concrete is formed by mixing sand, water and gravel with cement, the basic binding agent. Transmix and Florida Mining each purchases the majority of its cement from one of the Company's cement plants. Alternative supplies of cement are readily available from other sources, if necessary. Transmix extracts sand and gravel for use in its operations from two active aggregate quarries, one of which is under a long-term lease. The Company sold its three Florida aggregate operations and presently purchases sand and gravel for use in its Florida ready-mixed concrete operations under an aggregate supply contract negotiated in conjunction with the sale. The Company's Concrete Products operations consist of approximately 550 ready-mixed concrete trucks, 68 batch plants, two active aggregate quarries, one of which is under long-term lease and 12 concrete block plants.

         In conjunction with the sale of the Company's Florida aggregates business in late 1991 and 1992, the parties entered into a long-term supply contract under which the Company's ready-mixed concrete operations in Florida purchase their requirements for aggregate from Vulcan/ICA Distribution Company (Vulcan/ICA). Since the sale of the Florida aggregates business operating results of the Concrete Products segment have been affected by the difference in the costs to produce these aggregates and the price paid by the Company's Florida ready-mixed concrete operations to purchase aggregates from Vulcan/ICA under the long-term supply contract.

         A slowdown in construction activity in both Florida and southern California began in 1990 and resulted in lower sales volume in these market areas which continued throughout 1992. In 1993 ready-mixed concrete volumes improved approximately 8% to a total of 3.3 million cubic yards, primarily because of improved volumes in Florida while sales volumes for the Company's southern California aggregate operation improved approximately 20%. In 1992, the Company sold approximately 3.0 million cubic yards of concrete and approximately 750,000 tons of aggregates compared with 3.5 million cubic yards of concrete and 1.6 million tons of aggregates in 1991.

         Market Overview - The demand for concrete products is derived from the demand for construction. The construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable interest rates and overall fluctuations in regional economies, which tend to be cyclical. The burden of relatively high fixed costs results in a disproportionate impact on profits with only minor variations in sales volume. Seasonal factors are not as significant in the market areas served by the Company's concrete products businesses as in some markets, but construction activity tends to diminish during prolonged periods of inclement weather. New construction activity experienced a slowdown in both market areas in the latter half of 1990 which continued throughout 1992. While the Florida market stabilized in 1992 and gave indications of improvement in 1993, the southern California market slowdown continued during 1993 despite some small signs of improvement and sales volume increases late in the year.

         Competition - Competition within each market includes numerous small and several large ready-mixed operators. Competition for sales volume is strong, based primarily on price, with consistency of quality and service to customers being of lesser significance. In Florida, Florida Mining's principal competitors include Tarmac Florida, Inc., Rinker Materials Corp., and Florida Rock Industries, Inc. In California, Transmix's principal competitors include Beazer West, Inc., A&A Ready-mixed Concrete, Inc. and Catalina Pacific Concrete, Inc.

         Capital Expenditures - Capital expenditures during 1993 amounted to $3.5 million for the Concrete Products segment compared with $1.5 million and $5.2 million in 1992 and 1991, respectively. The 1991 downturn in the ready-mixed concrete business obviated the need for capital expenditures for mobile equipment. In certain instances equipment is being leased instead of purchased. Capital outlays in 1994 have been budgeted at approximately $11 million, including approximately $2.5 million in mobile equipment, $1.3 million in quarry development, $3 million related to compliance with environmental regulations and the balance for batch plant equipment replacement and modernization.

         Environmental Matters - The concrete products industry is subject to environmental regulations similar to those governing the Company's cement operations. As with the cement operations, certain of the concrete products operations are presently the subject of various local, state and federal environmental proceedings and inquiries. The Company along with other entities with activities and operations in the vicinity of Azusa, California, received notices of potential responsibility and requests for information by the U.S. EPA. The Company does not believe that, among the many potential responsible parties (PRPs) in the San Gabriel basin where the Azusa quarry leased and operated by the Company is located, the Company will become a primary target of the U.S. EPA's investigation. In October 1991, the U.S. EPA advised that a former owner/operator of the majority of the area in question had agreed to conduct a site assessment for possible soil and groundwater contamination and to reimburse U.S. EPA for costs incurred to date by the agency on this matter. At that time the U.S. EPA had advised that proper and timely completion of this site assessment would obviate the need for U.S. EPA to issue a special notice letter to commence other enforcement actions during this phase of the investigation process.

         In February 1994, the Company learned that the U.S. EPA has made public a Feasibility Study and Proposed Plan for taking interim groundwater remedial actions in the Baldwin Park Operable Unit located in the San Gabriel basin, and has indicated its intent to issue a Record of Decision (ROD) regarding the proposed plan. In addition, the U.S. EPA has indicated its intent to issue special notice letters requiring the Baldwin Park PRPs, including the Company, to make a good faith offer to perform the actions described in the Plan and the ROD. A coalition of PRPs is pursuing efforts to design and present to EPA a cost effective response to water quality concerns in the Baldwin Park Operable Unit.

         Browning-Ferris Industries, Inc. (BFI) is contractually obligated to indemnify the Company for any environmental liability arising from the Company's ownership of the land comprising its current aggregate and ready-mix plant and the landfill site. BFI is also contractually obligated to indemnify the Company for any environmental liability arising from its operation of the Azusa landfill prior to the sale of the property and the landfill operations to BFI in 1987.

         On November 17, 1992, Region IV of the U.S. EPA advised the Company of certain alleged violations of the NPDES permit issued to a ready-mixed concrete facility operated by the Company in Tallahassee, Florida. (See also "Legal Proceedings", "Cement Operations - Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters".)


ENVIRONMENTAL SERVICES

         Company Operations - During 1993, the Company's environmental services business generated revenues of $36.1 million and reported an operating loss of $2.2 million, excluding a $3.1 million write-down of certain environmental assets, compared with revenues of $43.4 million and an operating loss of $10.6 million in 1992, excluding a $21.4 million write-down of certain environmental assets, and revenues of $36.8 million and an operating loss of $4.4 million in 1991.

         The Company began substituting liquid HWDF for a portion of the fossil fuel requirements at its Fairborn cement plant in 1987. The Company significantly expanded its commitment to the recovery of the energy value in organic hazardous wastes beginning in mid-1990 with the acquisition of a total of seven facilities to process hazardous wastes into liquid and solid HWDF for introduction into permitted cement kilns as a partial substitute for conventional fuels. The Company receives processing revenues from generators of hazardous waste and is also able to reduce outside purchases of fossil fuels, one of the Company's largest variable costs in its cement operations, by utilizing HWDF. Contrary to management's expectations, however, the Company experienced start-up losses totaling approximately $16 million, exclusive of write-downs, in its first two and one-half years in the business. Accordingly, the Company restructured this business in late 1992, narrowing its focus by selling, or planning to sell, all but two of its HWDF processing facilities. The Tennessee facility, one of those being retained, is being upgraded and expanded to provide increased capacity for blending HWDF. As of December 31, 1993, the Company had sold three of its original seven TSDs and is continuing efforts to sell two additional TSDs. After trying unsuccessfully to sell its Alsip, Illinois facility for almost a year, the Company recorded a $3.1 million pretax charge in the fourth quarter of 1993 to record an estimated $1 million in remediation costs at that facility and to write down the carrying value of this facility to reflect the Company's revised estimate of net realizable value. In January 1994 the Company negotiated a letter of intent for a proposed sale of this facility that would generate neither a gain or a loss.
In connection with restructuring this segment, the Company recorded a $21.4 million pretax charge in 1992 to write down the difference between book value, including intangible assets, and the estimated realizable value of the TSDs, net of operating losses expected to occur prior to disposition, and to expense the non-recoverable portion of previously deferred environmental permitting costs incurred in the development of the environmental services business.

         SES also owns a TSD facility in Inglewood, California that is primarily a recycling facility for solvents and other organics. Although these operations do not coincide with SES's long-term strategy for its environmental services business, the ultimate disposition of the property is unclear because of the resolution of a conditional deferred payment obligation and other issues. (See "Legal Proceedings".) SES will continue to operate the Inglewood location as a TSD facility until such time as these matters are resolved.

         Although SES will no longer pursue the development of a nationwide network of TSD facilities, it has reaffirmed its initial concept of recovering the energy value of certain organic hazardous wastes both as a cost saving alternative source of fuel and as a revenue producing service. SES will continue to collect hazardous waste from most of the major markets in the country for processing at the two remaining facilities. SES has retained and is continuing to develop its sales force and remains committed to the environmental services business. The segment's results improved significantly in 1993 compared with 1992 as a result of the processor dispositions and the related restructuring of the environmental services business.

         The two TSD facilities that SES will retain process and dispose of various hazardous waste streams for a variety of commercial, governmental and industrial customers. The Tennessee TSD facility is being designed to ultimately provide capacity to process approximately 90,000 tons of solid and liquid hazardous waste annually compared with approximately 30,000 tons of liquid and solid HWDF blended by SES's processor network in 1993. Certain organic materials are processed and blended into HWDF for use in cement kilns including some of those operated by the Company. Under the HWDF program, the energy value of a wide variety of waste materials, including cleaning solvents and degreasers, paint residues, inks, varnishes, storage tank sludges and sediments, as well as the protective clothing and equipment for handling such items, is recovered and used in the cement manufacturing process in a way that the Company believes can be both economically beneficial and environmentally sound. Certain non-recyclable residual materials from hazardous waste treatment processes are disposed of by third-party incineration or land disposal.

         The ability of the Company's environmental services business to generate operating earnings is dependent on a number of factors, including the renewal of treatment, storage and disposal permits to authorize the processing of hazardous waste, the availability of sufficient volumes of hazardous wastes for processing and the renewal of permits to burn HWDF in certain of the Company's cement kilns. In May 1993 the U.S. EPA essentially imposed an 18 month moratorium on the permitting of new thermal treatment capacity and began an aggressive inspection and enforcement initiative targeting combustion industry facilities, including cement kilns. See "Cement Operations, Environmental Matters -- U.S. EPA's Combustion Industry Strategy".

         The following table presents current information for the TSD facilities to be retained by SES regarding the location, regulatory status, waste-processing technologies and types of wastes accepted.

                                                                                            Principal
                                       RCRA                  Waste-Processing              Waste Types
 Name/Location                        Status                   Technologies                  Accepted
 -------------                        ------                   ------------                  --------
 Birmingham, Alabama                  Part B,               Solvent recovery -           Paints and inks.
                                     approved               thin-film evapora-             Solvents and
                                                           tion. Fuels blending.         other organics.
                                                            Solids processing.              Waste oil
                                                                                      Commercial chemicals.

 Mt. Pleasant, Tennessee              Part B,                 Fuels blending.            Paints and inks.
                                     approved               Solids processing.             Solvents and
                                                                                         other organics.
                                                                                            Waste oil.
                                                                                      Commercial chemicals.

         The Birmingham TSD facility's RCRA Part B permit renewal application was submitted during 1993. There is no assurance that SES's existing TSD permits or the Company's permits to utilize HWDF at two of its cement plants will be renewed upon their expiration. It is also possible that existing permits could be revoked or suspended for a variety of reasons.

         Market Overview - The vast majority of organic hazardous waste produced by U.S. industry, in both liquid and solid forms, is disposed of onsite by large companies that generate the waste. However, there is a substantial market for offsite commercial disposal services to be provided to small and medium sized companies that cannot economically justify the cost of onsite disposal or to companies, regardless of their size, who choose not to accept the risks inherent in onsite hazardous waste management. The demand for offsite hazardous waste management services is primarily driven by two Federal statutes: RCRA, which was enacted in 1976 to address the management of currently generated hazardous waste, and CERCLA or Superfund, which was enacted in 1980 to clean up past mismanagement of hazardous wastes. As a result of the Hazardous and Solid Waste Amendments of 1984 (HSWA), the U.S. EPA has been implementing restrictions on land disposal of certain hazardous wastes and treatment standards as well as establishing an ongoing waste evaluation program. These restrictions and standards have created a demand for commercial treatment and disposal capacity for hazardous wastes.

         Competition - SES has three principal sources of competition: (i) offsite hazardous waste service companies, including incinerators, that offer technologies similar to those offered by SES; (ii) generators that process their own hazardous wastes onsite; and (iii) hazardous waste treatment companies that offer treatment technologies, such as detoxification, not offered by SES. SES competes with commercial offsite hazardous waste companies including Chemical Waste Management, Inc. (Chemical Waste), Environmental Systems Company, Rollins Environmental Systems Company, Inc. (Rollins) and others which provide environmental services including the incineration of hazardous waste. Chemical Waste and Rollins also operate landfills as an alternative means of hazardous waste disposal. In addition, the Company competes with certain other cement companies including Holnam, Inc. (Holnam), LaFarge Corporation (LaFarge), Essroc Corporation, Ash Grove Cement Company, Giant Group Ltd., Continental Cement Company, Inc. and others which utilize HWDF in cement kilns. Holnam and LaFarge are also engaged in the collection, processing, treatment and disposal of hazardous waste. In mid-1991, Chemical Waste and Holnam established a joint venture under which Chemical Waste would provide HWDF for introduction into certain of Holnam's cement kilns.

         Operating costs and collection and disposal fees for hazardous wastes vary geographically. Prices for hazardous waste collection and disposal services are determined by volume, weight and characteristics of the wastes collected, treatment requirements, risks involved in the handling and disposal, competitive factors, costs of disposal and the distance to final disposal sites. Competition in pricing and type and quality of services offered is intense. Excess thermal treatment capacity has resulted in spot shortages of certain types of qualified hazardous wastes and a decline in disposal fees. Hazardous waste services are typically provided to customers under contracts which can be one-time processing agreements or agreements continuing for a period of months or years, and usually provide, among other things, for periodic price adjustments and for the customer to retain legal responsibility for any wastes that are rejected by SES because the wastes do not conform to agreed upon criteria.

         Capital Expenditures - Capital expenditures amounted to $11 million during 1993, including $3.1 million for resource recovery operations, compared with 1992 expenditures of $9.7 million and 1991 expenditures of $10.4 million subsequent to the acquisitions. Capital outlays in 1994 have been budgeted at approximately $10.4 million, including approximately $4.6 million for resource recovery and $4.6 million to complete the expansion of one of the remaining processing facilities. Approximately $1.4 million of the total is related to compliance with environmental regulations.

         Although a significant portion of the Company's capital and other expenditures for the Environmental Services segment relate to complying with the laws and regulations concerning the protection of human health and the environment, these expenditures have neither materially adversely affected the earnings of the Company nor placed SES at a competitive disadvantage. The amounts expended by the Company on its facilities for compliance with laws relating to human health and the environment did not have a material impact on the consolidated financial position of the Company in 1993, and the Company does not currently expect the rate of such expenditures to increase significantly during the ensuing fiscal years. However, regulatory changes, enforcement activities or other factors could alter this expectation at any time. Future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in the hazardous waste management industry to modify various waste processing facilities and alter methods of operations at costs that may be substantial.

         Environmental Matters - Management believes that the Company's current procedures and practices for handling and management of hazardous wastes are consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to such materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in violations or claims by employees or others alleging exposure to toxic or hazardous substances.

         TSD facilities, including cement plants that burn HWDF, are highly regulated by federal, state and local environmental regulations. By definition, the activities of the Environmental Services segment involve materials that have been designated as hazardous wastes. CERCLA and SARA, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous wastes. If contamination occurs, the Company's TSD facilities may be required to conduct costly remediation programs under RCRA, CERCLA or SARA.

         The U.S. EPA's financial responsibility regulations require owners or operators of TSD facilities to demonstrate financial assurance for sudden and accidental pollution occurrences. Many states have imposed similar requirements on the owners or operators of TSD facilities and underground storage tanks. To meet existing governmental requirements, the Company has been able to secure Environmental Impairment Liability insurance coverage issued by an insurance carrier in amounts substantially in excess of legal requirements. It is possible that the Company's earnings could be adversely affected in the event of significant environmental impairment claims not covered by insurance.

         Federal and state regulations also require owners or operators of TSD facilities to provide financial assurance of their ability to cover the estimated costs of proper closure and post-closure monitoring and maintenance of these facilities. The Company has been able to rely upon its consolidated financial position in many instances, rather than upon other, more costly financial assurance mechanisms, to satisfy these requirements. Regulatory limitations on the use of the consolidated financial position, however, may restrict the use of this financial assurance mechanism, in which case the Company could be required to resort to other, more costly financial assurance mechanisms available.

         (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Events, Trends and Uncertainties - Environmental Matters".)

EMPLOYEES

         The Company employs approximately 2,650 persons, including approximately 1,100 in the cement manufacturing operations, 1,200 in the concrete products operations, 200 in environmental services and the remainder in the corporate office. Approximately 38% of the employees are represented by collective bargaining units. Collective bargaining agreements are in effect at all the Company's cement plants, except for the facility located in Brooksville, Florida, and are in effect at the southern California ready-mixed operations and at the TSD facility located in Inglewood, California.

ITEM 2.      PROPERTIES

         The material appearing under Item 1 herein is incorporated hereunder by reference, pursuant to Rule 12b-23. Substantially all of the assets of the Company are pledged as security for long-term debt. (See Note 11 of Notes to Consolidated Financial Statements.)

ITEM 3.       LEGAL PROCEEDINGS

         (a) On November 17, 1992, Region IV of the U.S. EPA advised the Company of certain alleged violations of the NPDES permit issued to a ready-mixed concrete facility operated by the Company in Tallahassee, Florida. The letter requested that Company representatives attend a meeting on December 15, 1992 to show cause why an enforcement action should not be commenced on account of the alleged violations. U.S. EPA officials indicated at the meeting that they would evaluate the information provided by the Company and would determine what, if any, enforcement action they believe is warranted. On January 27, 1993, the Company's attorneys were informed through a telephone call that the U.S. EPA is planning to refer the matter to the Department of Justice (DOJ) for consideration of civil enforcement. No formal letter or complaint has been filed. In October 1993, the site was sold and operations were discontinued. It is not possible to predict the course of the enforcement response U.S. EPA and DOJ ultimately may select.

         (b) Litigation was initiated by former shareholders of a BFI subsidiary acquired from BFI by the Company and includes claims asserting, among other things, that an installment of a conditional deferred payment obligation which the Company believed to be in the amount of $9.0 million is actually in the amount of $10.0 million, that adjustments to the purchase price and certain additional amounts aggregating approximately $500,000 are payable to such shareholders, that an accounting must be provided to such shareholders, and that the defendants acted intentionally and maliciously and therefore that the shareholders are entitled to punitive damages. (Benita H. O'Meara, an individual; Ernest O. Roehl, an individual, v. Southdown Environmental Systems, Inc., a Delaware corporation, aka BFI Environmental Treatment Systems, Inc., a Delaware corporation, aka Southdown Environmental Treatment Systems, Inc., a corporation; Does 1 through 50, inclusive) (Superior Court of the State of California for the County of Los Angeles - Case No. BC 056904) The Company notified BFI of its claim for indemnity under the stock purchase agreement but BFI denied the Company's claim. The Company responded timely to the suit and filed a cross-complaint against BFI seeking judicial clarification as to BFI's liability under the indemnity agreement, damages and other relief. (Southdown, Inc., a Louisiana corporation, v. Browning-Ferris Industries, Inc., a Delaware corporation; CECOS International, Inc., a New York corporation; and Does 1 through 50, inclusive) (Superior Court of the State of California for the County of Los Angeles - Case No. BC 063261) On January 3, 1994 all parties orally agreed to an out-of-court settlement whereby (i) all actions and cross-actions will be dismissed; (ii) BFI agreed to assume responsibility for the additional $1 million potentially owed to the former shareholders and (iii) BFI and the Company agreed to indemnify each other for certain other claims.

         (c) U.S. EPA Region IV issued a Complaint and Compliance Order, dated August 31, 1992, to the Company's Knoxville cement plant. Based on the U.S. EPA's Compliance Evaluation Inspections conducted in January and July 1992, the U.S. EPA asserts that the Knoxville cement plant violated certain requirements of the BIF Rule, promulgated pursuant to the Hazardous and Solid Waste Amendments to the RCRA, and assessed a civil penalty of $171,250. The Company is currently negotiating the resolution of the issues with representatives of the U.S. EPA and has reached an agreement in principle to pay a penalty of $97,300.

         (d) The Antitrust Division of the DOJ has convened a Grand Jury investigation of certain ready-mixed concrete companies in the Tampa Bay Area. On August 1, 1990, the Company was served with a subpoena for the production of documents to the United States District Court, Middle District of Florida. No charges have been filed against the Company, any of its subsidiaries, or any of its employees. The Company complied with the request for documents in November 1990. A number of employees were interviewed or testified before the Grand Jury in 1991 and 1992. In 1993, the investigation was terminated without handing down an indictment.

         (e) In March 1991, SES received notice that the U.S. EPA had initiated an enforcement action under RCRA against the previous owners of an Avalon, Texas TSD facility, which SES acquired from BFI in 1990. In its complaint, the U.S. EPA has alleged that the entity failed to file appropriate reports with the Texas Water Commission in advance of importing foreign waste materials for processing at the facility. The U.S. EPA is seeking a civil penalty of $229,500 based on alleged violations occurring as a result of practices of the predecessor owners which were discontinued in 1989. Pursuant to the purchase agreement between SES and BFI, BFI agreed to indemnify the Company against environmental damages originating prior to SES's acquisition of the processing facilities. The Company has notified BFI that it intends to exercise its indemnification rights with respect to any damages arising from the U.S. EPA action. While BFI acknowledges certain liabilities under the indemnification provisions of the purchase agreement, BFI contends that the predecessor owners also bear liability. The Company and BFI have engaged joint counsel to contest the proposed penalty and pursue indemnities given in favor of BFI by these previous owners. Counsel has filed an original answer and request for hearing with the U.S.

EPA. In its answer, the Company has asserted numerous legal and factual defenses including that the regulations allegedly violated are legal and inapplicable to the given circumstances.

         (f) In connection with the acquisition of a hazardous waste processor in 1990, SES entered into an Oil Purchase Agreement with the seller and a Consulting Agreement with the sole stockholder of the seller. Based upon the seller's failure to pay invoices for fuel oil delivered under the Oil Purchase Agreement, SES terminated the agreement in September 1991. On September 26, 1991, SES sold the assets of the processor relating to the business of collecting waste oil.

         In October 1991, SES filed suit in Texas state court against the seller for collection of amounts due under the Oil Purchase Agreement and the Stock Purchase Agreement pursuant to which the Company acquired the processor and sought a declaratory judgment against the seller and the stockholder with respect to the rights of the parties under the Stock Purchase Agreement, the Oil Purchase Agreement and the Consulting Agreement. The defendants filed counterclaims against the Company seeking a declaratory judgment concerning the Consulting Agreement, the Stock Purchase Agreement and the Oil Purchase Agreement and seeking monetary damages in the amount of approximately $30 million for alleged breach of the Consulting Agreement and the Oil Purchase
Agreement and approximately $10 million in punitive damages.   (Century
Resources, Inc. and Southdown Environmental Treatment Systems, Inc. v. Torco Oil Company and Anthony M. Tortoriello) (333rd Judicial District Court of Harris County, Texas - Cause No. 91-54262) In 1992, the stockholder and the seller filed suit against the Company in Illinois asserting claims comparable to those made in their counterclaim in the Texas case and seeking an injunction forbidding the Company to sell any assets of the processor. In May 1993, the Illinois cases were stayed by agreement of the parties, pending final resolution of the Texas lawsuit. The Company believes that it has meritorious defenses to these claims, and that its ultimate liability thereunder, if any, will not be material to its consolidated financial position. (Anthony M. Tortoriello v. Southdown Environmental Treatment Systems, Inc., a Delaware corporation, and Century Resources, Inc., an Illinois corporation) (Circuit Court of Cook County, Illinois, Chancery Division - Case No. 92-CH-09365) (Torco Oil Company, an Illinois corporation v. Southdown Environmental Treatment Systems, Inc., a Delaware corporation, and Century Resources, Inc., an Illinois corporation) (Circuit Court of Cook County, Illinois, Chancery Division - Case No. 92-CH-9874).

         (g) In late July 1993 a citizens' environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc., an Ohio not-for-profit corporation v. Southdown, Inc., a Louisiana corporation - Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from the Site and is seeking injunctive relief, unspecified civil penalties and attorneys' fees, including expert witness fees. In August the Company moved to dismiss the complaint. The environmental group responded on October 22, 1993. On November 4, 1993 the Company filed a reply to the environmental group's response and the matter is now pending before the court for final disposition. Pursuant to a preliminary pretrial conference order issued by the court, the environmental group provided the Company with a written settlement demand in early October 1993. On November 12, 1993 the Company rejected the environmental group's settlement demand without offering a counterproposal. Accordingly, the Company is unable to determine at this time what liability, if any, it may have with respect to this matter.

         (h) The information appearing under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1993.


                                 P A R T   I I

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET PRICES AND DIVIDENDS ON COMMON STOCK AND SHAREHOLDER INFORMATION

         The Company's Common Stock is traded on the New York Stock Exchange (Symbol:SDW). The following table sets forth the high and low sales prices of the stock for the indicated periods as reported by the NYSE.

                   FISCAL YEAR 1993                                HIGH              LOW            DIVIDEND
                   --------------------------------------         ------           ------          ----------
                   First Quarter, ended March 1993                $12.25            $9.63               *
                   Second Quarter, ended June 1993                 17.38             9.63               *
                   Third Quarter, ended September 1993             24.88            15.88               *
                   Fourth Quarter, ended December 1993             25.88            19.88               *

                   FISCAL YEAR 1992                                HIGH              LOW            DIVIDEND
                   --------------------------------------         ------           ------          ----------
                   First Quarter, ended March 1992                $16.00           $12.38               *
                   Second Quarter, ended June 1992                 14.88             9.38               *
                   Third Quarter, ended September 1992             11.00             8.25               *
                   Fourth Quarter, ended December 1992             11.38             9.38               *

- --------------
* On April 25, 1991, the Board of Directors suspended the dividend on the Company's Common Stock.

         For certain information describing the Company's capital stock, rights plan and change in control provisions, see Note 21 of Notes to Consolidated Financial Statements.

         On January 31, 1994 there were 1,937 holders of record of the Company's Common Stock. On February 23, 1994, the closing price of the stock was $27.75.

ITEM 6.  SELECTED FINANCIAL DATA.

                                               YEARS ENDED DECEMBER 31, (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                             ------------------------------------------------------------------
                                                 1993          1992          1991         1990         1989
                                             ------------  ------------   ----------   ----------   ----------
Revenues                                     $   544.8     $    507.4     $  506.9     $  565.9     $   592.5
                                             ===========   ============   ==========   ==========   ==========

Earnings (loss) from continuing operations   $     -       $    (41.4)1   $  (43.2)2   $   13.4 3   $    23.0
Earnings from discontinued operations,
   net of income taxes 4                           -             -            -            -             11.6
Gain on sale of discontinued operations,
   net of income taxes 4                           -              0.8         -            -             33.4
Extraordinary charge, net of related
   tax benefit 5                                  (1.0)          -            (1.4)        -             -
Cumulative effect of change in
   accounting principle 6                        (48.5)          -            -            -             -
                                             -----------   ------------   ----------   ----------   ----------
Net earnings (loss)                          $   (49.5)    $    (40.6)    $  (44.6)    $   13.4     $    68.0
                                             ===========   ============   ==========   ==========   ==========
Primary earnings (loss) per share -
   Continuing operations                     $   (0.30)    $    (2.74)    $  (2.86)    $   0.44     $    0.99
   Discontinued operations 4                       -             -            -            -             0.69
   Gain on sale of discontinued operations 4       -             0.05         -            -             1.98
   Extraordinary charge, net of related
     tax benefit 5                               (0.06)          -           (0.08)        -             -
   Cumulative effect of change in
     accounting principle 6                      (2.86)          -            -            -             -
                                             -----------   ------------   ----------   ----------   ----------
   Net earnings (loss)                       $   (3.22)    $    (2.69)    $  (2.94)    $   0.44     $    3.66
                                             ===========   ============   ==========   ==========   ==========
Fully diluted earnings (loss) per share -
   Continuing operations                     $   (0.30)    $    (2.74)    $  (2.86)    $   0.44     $    1.06
   Discontinued operations 4                       -             -            -            -             0.57
   Gain on sale of discontinued operations 4       -             0.05         -            -             1.63
   Extraordinary charge, net of related
     tax benefit 5                               (0.06)          -           (0.08)        -             -
   Cumulative effect of change in
     accounting principle 6                      (2.86)          -            -            -             -
                                             -----------   ------------   ----------   ----------   ----------
   Net earnings (loss)                       $   (3.22)    $    (2.69)    $  (2.94)    $   0.44     $    3.26
                                             ===========   ============   ==========   ==========   ==========
Total assets                                 $   907.0     $    921.5     $  986.1     $1,039.7     $ 1,063.5
                                             ===========   ============   ==========   ==========   ==========
Capital expenditures                         $    24.4     $     17.4     $   31.0     $   43.0     $    37.4
                                             ===========   ============   ==========   ==========   ==========
Depreciation, depletion and amortization     $    44.7     $     52.1     $   50.2     $   45.2     $    45.1
                                             ===========   ============   ==========   ==========   ==========
Total debt                                   $   293.9     $    314.8     $  332.7     $  317.3     $   262.0
                                             ===========   ============   ==========   ==========   ==========
Preferred stock subject to
   mandatory redemption                      $     -       $     -        $   -        $    6.0     $    12.0
                                             ===========   ============   ==========   ==========   ==========
Shareholders' equity                         $   262.2     $    316.4     $  362.0     $  410.1     $   410.5
                                             ===========   ============   ==========   ==========   ==========
Ratio of debt to total capitalization            52.9%          49.9%        47.9%        43.3%          38.3%
                                             ===========   ============   ==========   ==========   ==========
Cash dividends paid per share of
   common stock                              $     -       $     -        $  0.125     $   0.50     $    0.50
                                             ===========   ============   ==========   ==========   ==========

- ---------------------
(1) Includes a $21.4 million pretax write-down of certain environmental services assets. (See Note 18 of Notes to Consolidated Financial Statements.)
(2) Includes $16 million equity in pretax loss of unconsolidated joint venture. (See Note 19 of Notes to Consolidated Financial Statements.)
(3) Includes a $10 million pretax charge attributable to an unfavorable arbitration ruling and a $6.6 million pretax credit to pension expense.
(4) The Company's oil and gas operations, which were sold on November 15, 1989, are reflected as discontinued operations. (See Note 20 of Notes to Consolidated Financial Statements.)
(5)  Premium on early extinguishment of debt.
(6) Cumulative after-tax effect of change in accounting for initial obligation for estimated postretirement health care benefits as required by adoption of Statement of Financial Accounting Standards No. 106 effective January 1, 1993. (See Note 2 of Notes to Consolidated Financial Statements.)


         Management's Discussion and Analysis of Financial Condition and Results of Operations related to this information appears on Page 29 of this report. Total capitalization represents the sum of total debt, preferred stock subject to mandatory redemption and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                     1993               1992                1991
                                                                   -------            -------              -------
                                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                     Revenues                                      $544.8             $507.4                $506.9
                                                                  ========           ========              ========
                     Costs and expenses                            $499.8             $500.0                $520.8
                                                                  ========           ========              ========
                     Write-down of environmental
                         services assets                             $3.1              $21.4                   -
                                                                  ========           ========              ========
                     Operating earnings (loss)                      $39.0             $(16.6)               $(15.7)
                                                                  ========           ========              ========

                     Equity in net loss of unconsolidated            -                   -                   $16.0
                         joint venture
                                                                  ========           ========              ========
                     Interest expense                               $39.3              $45.0                 $40.7
                                                                  ========           ========              ========
                     Income tax benefit                              $0.3              $20.2                 $29.2
                                                                  ========           ========              ========
                     Net loss per share                            $(3.22)            $(2.69)               $(2.94)
                                                                  ========           ========              ========



CONSOLIDATED EARNINGS

    1993 compared with 1992

         Operating earnings for the year ended December 31, 1993 were $39 million compared with an operating loss of $16.6 million for the prior year. The years ended December 31, 1993 and 1992 include write-downs of $3.1 million and $21.4 million, respectively, to adjust the carrying value of certain environmental services assets. Including a $48.5 million, $2.86 per share, first quarter charge related to adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) and a $1 million redemption premium (net of tax) resulting from the early retirement of $45 million of 12% Senior Subordinated Notes, the net loss for the year ended December 31, 1993 was $49.5 million, $3.22 per share, primary and fully diluted. The net loss for the prior year period was $40.6 million, $2.69 per share, primary and fully diluted, including an $800,000 after-tax gain on discontinued operations, $0.05 per share fully diluted.

         Consolidated revenues in 1993 increased 7% over the prior year primarily because of improvements in sales volumes and sales prices from the Cement and Concrete Products operating segments. Excluding the write-down of environmental services assets in both years, 1993 operating earnings increased $37.3 million over the prior year. This increase was attributable to improvements in each of the operating segments because of: (i) improved sales volumes and operating margins from the Cement and Concrete Products operations;
(ii) the sale or prior year classification as "Held for Sale" of four hazardous waste processing facilities that generated operating losses in the prior year and (iii) improved operating results from the remaining waste processors. The current year included (i) a $3 million charge to increase the estimated liability for remediation of an inactive cement kiln dust (CKD) disposal site; (ii) a $1.7 million charge for proxy contest fees and expenses and (iii) a $1.2 million gain from the sale of the Company's right to receive its portion of the settlement of bankruptcy claims against LTV Corporation.
The prior year included (i) a $3.6 million charge related to remediation of the inactive CKD disposal site previously mentioned; (ii) $1.1 million in charges to decontaminate hazardous waste processing equipment and incinerate waste contaminated with polychlorinated byphenyls (PCB), which was accepted and processed in error at two of the Company's hazardous waste processors; (iii) a $3.0 million charge to record the loss realized upon closing of the final phase of the Florida aggregate operation sale; (iv) an $853,000 charge for unpaid use taxes and penalty and interest due thereon; (v) a $2.7 million gain recognized on the sale of a cement terminal and (vi) a $2.7 million gain representing a fee earned for approval of a non-affiliated debt refinancing.

         Although 1993 revenues increased 7% over 1992, operating costs increased only approximately 1% because of a favorable impact of continued cost savings measures and because of the elimination of operating costs attributable to the four hazardous waste processing facilities which were sold or classified as "Held for Sale" by the end of 1992.

         Depreciation, depletion and amortization for 1993 declined compared with the prior year because of the 1992 write-down of certain goodwill and non-compete contracts and the decision to lease, rather than purchase, new mobile equipment. Primarily because of cost reduction measures imposed during 1993, general and administrative expenses for the year ended December 31, 1993 decreased by $5 million despite a $2.5 million charge to accrue the estimated cost of providing postretirement health care benefits in excess of claims incurred as required by the 1993 adoption of SFAS No. 106.

         Interest expense for the year ended December 31, 1993 was $5.7 million lower than the prior year primarily because of lower outstanding debt.

         The effective rate of the tax benefit on the operating loss for 1993 was 100% because of the interaction of the increase of corporate federal income tax rate, permanent differences between book and tax loss for the year and state income tax benefit. (See Note 12 of Notes to Consolidated Financial Statements.)

         The $48.5 million charge as a result of the adoption of SFAS No. 106 is reported as the "Cumulative effect of a change in accounting principle", and represents the estimated liability based on benefit plans in effect at January 1, 1993 for postretirement benefits, other than pensions, attributable to
employee services provided in prior years.   (See Notes 2 and 16 of Notes to
Consolidated Financial Statements.)


    1992 compared with 1991

         Operating earnings for the year ended December 31, 1992 were $4.8 million, excluding the $21.4 million write-down of certain environmental services assets, compared with an operating loss of $15.7 million in the prior year. The net loss for 1992 was $40.6 million, $2.69 per share fully diluted, compared with a 1991 net loss of $44.6 million, $2.94 per share. Both years had a number of significant, miscellaneous items. The 1992 write-down of environmental services assets consisted primarily of the difference between the book value and the estimated fair value of the four of the Company's six hazardous waste processors to be sold, estimated losses related to such assets until sold and the write-off of capitalized environmental permitting costs deemed not to be recoverable. (See Note

18 of Notes to Consolidated Financial Statements.) Significant miscellaneous items included in 1992 results are described in detail above. In the third quarter of 1992, the Company also recognized an $800,000 after-tax gain on discontinued operations, $0.05 per share fully diluted, resulting from recognition of the final portion of the gain deferred from the 1989 sale of the Company's oil and gas operations. The 1991 operating loss included a number of significant, miscellaneous charges including: (i) a $5.9 million write-down of the Florida aggregate operations in connection with the sale of those operations; (ii) a $3.1 million charge to establish a reserve for estimated remediation costs of the previously discussed inactive CKD site in Ohio; (iii) a $1.1 million charge representing the estimated loss on a reverse interest rate swap transaction and (iv) a $3.6 million charge to increase the allowance for doubtful accounts. In 1991 the Company also recorded a $12.3 million pretax write-off of the Company's remaining investment in a thermal distillation joint venture. The write-down of the environmental services assets in 1992 resulted in an after-tax charge of $1.01 per share in 1992 compared with the $0.47 per share charge in 1991 as a result of the write-off of the investment in the joint venture. Also included in 1991 was a $1.4 million after-tax extraordinary charge for the prepayment penalty on the early retirement of certain debt.

         Consolidated revenues in 1992 were essentially the same as revenues in the prior year. A 3% increase in Cement segment revenues and an 18% increase in Environmental Services segment revenues were offset by a 13% decline in Concrete Products segment revenues. Lower Concrete Products revenues resulted from declining ready-mixed concrete sales volume and prices in the face of the ongoing recession in the southern California construction industry. An increase in Florida ready-mixed concrete revenues was offset by the loss of revenues from the two Florida aggregate operations sold in late 1991.

         Consolidated operating earnings in 1992, excluding the $21.4 million write-down of environmental services assets, improved significantly over the prior year as a strong recovery in Cement segment earnings and reduced losses from the Concrete Products segment more than offset increased losses experienced by the Environmental Services segment. The improvement in Cement segment earnings resulted from the favorable impact of increased margins and higher sales volume. Margins increased despite lower average cement sales prices because of lower operating costs reflecting the impact of a cost reduction program, as well as the positive impact of spreading fixed costs over higher production levels needed to fulfill sales demand. Losses in the Concrete Products segment were lower because the decline in southern California sales volume was offset by improved margins in the Florida ready-mixed concrete operations. The Environmental Services segment, excluding the write-down of certain assets, experienced increased operating losses in 1992 primarily because of: (i) losses incurred at the Spring Grove, Ohio facility subsequent to its acquisition in January 1992; (ii) special charges incurred to decontaminate equipment and incinerate PCB contaminated wastes that were accepted and processed in error; (iii) lower sales volume and throughput of liquid hazardous waste derived fuels (HWDF); (iv) higher operating costs in the Environmental Services segment generally, and (v) higher sales and marketing expenses incurred as a result of the development of a larger sales force for the segment.

         Interest expense in 1992 increased $4.3 million compared with 1991 primarily because of higher borrowing costs resulting from the issuance of $125 million of 14% Senior Subordinated Notes in late 1991, partially offset by lower interest rates on the Company's variable rate debt.

         The estimated effective income tax rate of 33% for 1992 reflected the impact of permanent differences between book income and taxable income for the year. The estimated effective tax rate of

40% for 1991 was higher than the statutory rate because of the nature of the permanent differences which resulted in an increase in the effective rate of the tax benefit associated with the loss for that year.

SEGMENT OPERATING EARNINGS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                           1993             1992             1991
                                                                        --------          --------         --------
                                                                                        (IN MILLIONS)
                REVENUES:
                    Cement                                               $370.9            $339.5           $328.4
                    Concrete Products                                     176.3             158.1            181.1
                    Environmental Services                                 36.1              43.4             36.8
                    Intersegment sales                                    (39.0)            (34.3)           (41.1)
                    Other                                                   0.5               0.7              1.7
                                                                        --------          --------         --------
                                                                         $544.8            $507.4           $506.9
                                                                        ========          ========         ========
                OPERATING EARNINGS (LOSS):

                    Cement                                                $81.9             $62.6            $44.9
                    Concrete Products                                      (1.6)            (11.6)           (12.7)
                    Environmental Services                                 (2.2)            (10.6)            (4.4)
                        Write-down of environmental
                            services assets                                (3.1)            (21.4)             -

                    Corporate
                        General and administrative                        (28.9)            (32.7)           (34.1)
                        Depreciation, depletion and                        (4.3)             (4.4)            (4.3)
                        Miscellaneous income (losses)                      (2.8)              1.5             (5.1)
                                                                        --------          --------         --------
                                                                          $39.0            $(16.6)          $(15.7)
                                                                        ========          ========         ========


         Cement - Operating earnings for the year ended December 31, 1993 were $81.9 million on revenues of $370.9 million compared with operating earnings and revenues of $62.6 million and $339.5 million, respectively, in the prior year. Operating results improved over the prior year primarily as a result of a 7% increase in sales volumes and a 27% improvement in margins. The Company realized price increases in most of the Company's cement markets throughout the year resulting in a 3% improvement in the average price per ton on a year-to-year comparison and a 6% increase in average price per ton on a year-end to year-end comparison. The average operating cost per ton in 1993 declined approximately 3% from 1992 as the segment's cost reduction program produced additional savings in 1993 operating costs compared with the prior year. Improvements in operating earnings over the prior year were realized at six of the Company's cement plants. Operating earnings declined at the Pittsburgh and Knoxville plants primarily because of higher operating costs resulting from longer than expected maintenance shutdowns and various other operating problems during the year.

         As a result of successful antidumping petitions filed by a group of domestic cement producers, including the Company, cement imports into the U.S. have declined significantly over the past several years. Consequently, the Company has, in some instances, been able to sell cement to customers who previously bought cement imported from outside the U.S. During the past several years, the Company has contracted to sell cement for up to fifteen months under large volume sales contracts with as many as six other cement manufacturers or distributors. Some of the contracts have take-or-pay provisions. In exchange for guarantees of minimum annual sales volumes, these contracts generally provide for lower sales prices than the Company's customary sales arrangements. In 1993 and 1992 these contracts, assuming they represented only incremental sales (i.e., that fixed costs were fully covered by other sales), accounted for approximately 25% and 31% of the Cement segment's operating earnings, respectively. For 1994 and beyond, the Company has renegotiated certain of these contracts, providing for, among other things, similar minimum annual sales volumes, price escalation clauses and, in one instance, a multi-year term. The loss of a significant portion of the sales from these large volume contracts would have a material adverse effect on the Company's results of operations although the Company believes that at least a portion of the volumes covered by these contracts could be replaced by direct sales to cement consumers in the Company's existing markets.

         Cement segment operating earnings for the year ended December 31, 1992 were $62.6 million compared with $44.9 million in the prior year. Earnings improved primarily because of an 8% increase in sales volume compared with the prior year and because of increased margins resulting from lower unit costs. Unit costs declined in 1992 primarily because of cost saving measures and higher volumes over which to spread fixed costs. The year ended December 31, 1991 included a special one-time $3.6 million Cement segment charge to increase the allowance for doubtful accounts while 1992 included an $853,000 charge for prior year unpaid use taxes and related penalties.

         Cement segment revenues were $339.5 million and $328.4 million in 1992 and 1991, respectively. The increase in 1992 revenues over the prior year resulted from the previously mentioned 8% increase in sales volume, but was partially offset by a $2.28 per ton decline in average selling prices from 1991 levels. An increase in large volume, lower-priced shipments combined with competitive price reductions was largely responsible for the 1992 decline in average selling prices. Cement segment operating earnings improved in 1992 because of the increase in sales volume and because of the improvement in margins. Sales volumes increased at six of the eight cement plants with only the Pittsburgh, Pennsylvania and Fairborn, Ohio plants registering decreases from 1991. The Lyons, Colorado cement plant experienced a 38% increase in sales volume as the effects of airport construction and an improving regional economy resulted in increased 1992 demand. Only the Lyons, Colorado and Pittsburgh, Pennsylvania cement plants reported an increase in 1992 average selling prices over 1991. Margins improved, however, because of the better than 9% decrease in unit operating costs.

         Sales volumes and average unit prices, manufacturing and other plant operating costs and margins relating to cement plant operations for the past three years appear in the table below:

                                                               1993          1992         1991
                                                            ----------    ----------    ---------
         Tons of cement sold (in thousands)                     6,196         5,788        5,340
                                                            ==========    ==========    =========
         Weighted average per ton data:
           Sales price (net of freight)                     $   51.59     $   49.98     $  52.26
           Manufacturing and other plant operating costs1       38.57         39.70 2      43.72
                                                            ----------    ----------    ---------
           Margin                                           $   13.02     $   10.28     $   8.54
                                                            ==========    ==========    =========

         --------------
         (1) Includes fixed and variable manufacturing costs, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.
         (2) Excludes the effect of an $853,000 charge for unpaid use taxes related to prior years.

         Operating costs per ton have declined in each of the last two years compared with the prior year primarily because of the favorable impact of: (i) higher sales volume and higher production levels which resulted in fixed costs being spread over more units and (ii) the effect of a cost reduction program. Clinker production increased 3% in 1993 compared with the prior year and 9% in 1992 from 1991 levels in response to increased sales demand.

         The increase in the average sales price per ton for 1993 compared with the prior year reflects a general firming of cement prices throughout the industry and at least the partial realization of price increases implemented at most of the Company's cement plants during 1993. The average sales price per ton was lower for 1992 compared with 1991 because of an increase in the proportion of large volume, lower-priced shipments to total sales combined with the impact of other competitive price concessions granted during a recessionary period.

         Concrete Products Operations - The concrete products segment's operating loss for 1993 improved to $1.6 million from the $11.6 million loss reported in the prior year. Revenues increased approximately 12% over the prior year primarily because of higher sales volumes and prices from the Florida concrete products operation.

         In spite of lower sales prices and unusual, extremely heavy rains during the first two months of 1993, the operating loss for the southern California ready-mixed concrete operation declined significantly because cost reduction measures were successful. Results also improved from higher aggregates sales volumes and prices. Operating results for the Florida ready-mixed concrete operation improved because of a 4% increase in the average sales price per cubic yard combined with higher operating earnings from the concrete block, resale and fly ash operations. The period-to-period comparison was also aided by the late 1992 sale of certain Florida aggregate operations which lost $1.7 million in the course of that year.

         The operating loss for 1992 was $11.6 million compared with $12.7 million in 1991. Revenues in 1992 decreased $23 million compared with 1991. The smaller loss in 1992 compared with 1991 was the result of improved concrete prices in Florida which more than offset lower volumes and prices in southern California which continued to worsen as the California economy stagnated. The 13% decline in ready-mixed concrete sales volume was responsible for the decrease in 1992 revenues compared with 1991. The majority of the decline occurred as a result of the slumping southern California market.

         Sales volumes, average unit prices and cost data and margins relating to the Company's ready-mixed concrete operations for the past three years appear in the following table:

                                                               1993          1992         1991
                                                            ----------    ----------    ---------
        Cubic yards of ready-mixed concrete
           sold (in thousands)                                  3,274         3,038        3,488
                                                            ==========    ==========    =========
        Weighted average per cubic yard data:
           Sales price                                      $   43.86     $   43.13     $  42.97
           Operating costs1                                     45.48         46.66        46.69
                                                            ----------    ----------    ---------

           Margins                                          $   (1.62)    $   (3.53)    $  (3.72)
                                                            ==========    ==========    =========

         --------------
         (1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

         The increase in the weighted average sales price per yard for the year ended December 31, 1993 compared with the 1992 period reflects higher sales prices in the Company's Florida market partially offset by lower prices in the Company's southern California market. The decrease in the weighted average operating costs per yard for the year ended December 31, 1993 compared with the 1992 periods is attributable to lower material costs and the implementation of an automated truck-tracking system which has resulted in increased productivity for the southern California operation.

        Effective September 30, 1991, the Company sold its construction aggregates businesses in Hernando and Polk Counties, Florida to Vulcan/ICA distribution Company (Vulcan/ICA) for $17 million. The Company also agreed to sell, subject to the satisfaction of certain conditions, its one remaining Florida aggregate quarry, located in Charlotte County. The Company recorded charges totaling $8.9 million 1991 and $3 million in the fourth quarter of 1992 when the sale of the Charlotte County property was concluded. The charges represent (i) the difference in the selling price and the book value and (ii) the accrual of certain transaction costs and contingencies. In conjunction with these sales, the parties entered into a long-term supply contract under which the Company's ready-mixed concrete operations in Florida purchase their requirements for aggregates from Vulcan/ICA.

         The operating results of the Company's aggregate operations have been included for financial reporting purposes in the concrete products segment. As a result of the 1991 and 1992 sales of the Florida aggregate operations, operating results have been affected by the difference in the costs to produce these aggregates and the price paid by the Company's Florida ready-mixed concrete operations to purchase aggregates from Vulcan/ICA under the long-term supply contract.

        Environmental Services - Excluding a $3.1 million write-down of certain assets in 1993 and a $21.4 million write-down in 1992, the Environmental Services segment reported an operating loss of approximately $2.2 million for the year ended December 31, 1993 compared with a loss of $10.6 million in the prior year. Segment operating losses improved in 1993 because: (i) the prior year included $4.9 million in operating losses from four hazardous waste processing facilities which were sold or reclassified as "held for sale" by the end of 1992; (ii) the prior year period included $1.1 million in charges related to decontamination of equipment and incineration of pcb contaminated wastes that were accepted and processed in error; (iii) improved operating results from the Tennessee, Alabama and California hazardous waste processing facilities and (iv) a $2.4 million decline in 1993 amortization costs as a result of the fourth quarter 1992 write-down.

         In addition to the operating loss, ses recognized a $3.1 million charge in the fourth quarter of 1993 to reflect a revised estimate of the fair value of its Illinois TSD facility after trying unsuccessfully for a year to sell the facility. In January 1994 the Company negotiated a letter of intent for a proposed sale of this facility that would generate neither a gain or a loss.

         Operating results for 1992, excluding a $21.4 million write-down of certain environmental services assets, were a $10.6 million loss compared with a 1991 operating loss of $4.4 million. Revenues in 1992 increased to $43.4 million from $36.8 million in 1991. Although income from the burning of HWDF increased in 1992 by $400,000 compared with 1991 and segment revenues increased 18% over 1991, segment losses increased as a result of: (i) losses incurred at the Spring Grove, Ohio facility subsequent to its acquisition in January 1992;
(ii) a $1.1 million decontamination and incineration charge mentioned previously; (iii) lower sales volume and throughput of liquid HWDF, and higher operating costs in the environmental services segment generally and (iv) higher sales and marketing expenses incurred to create a larger sales force.

         Corporate Overhead - Corporate general and administrative costs consist primarily of costs attributable to the Company's Houston, Texas office which are not generally allocated to the business segments. In contrast, the cost caption "general and administrative" as it appears on the Company's statement of consolidated earnings includes not only general and administrative expenses incurred at the Company's corporate office, but also amounts incurred at the Company's various operating locations. Since 1990 the Company has pursued centralization of general and administrative functions where practicable and has significantly expanded the level of support provided to its operating locations from the corporate office. The large increase in corporate expenses, which includes the establishment of a corporate office environmental services support staff, has been partially offset by lower general and administrative expenses at other operating levels as certain functions were transferred to the corporate office or eliminated entirely.

         Excluding the $2.5 million charge accrued as a result of the adoption of SFAS No. 106, Corporate general and administrative expenses were $26.4 million for the year ended December 31, 1993 compared with $32.7 million in 1992. General and administrative expenses during 1993 were lower than the prior year for almost all cost categories as a result of cost reduction measures imposed during 1993. Corporate general and administrative expenses for 1992 were $32.7 million compared with $34.1 million in 1991 primarily because of a $1.4 million credit to pension expense in 1992.

         Miscellaneous income (losses) - Miscellaneous income (losses) includes interest income on invested funds as well as miscellaneous other income and expense items. Miscellaneous income (losses) was a net loss of $2.8 million in 1993, a net $1.5 million of income in 1992 and a net loss of $5.1 million in 1991. Miscellaneous income (loss) in 1993 included: (i) a $3 million charge for estimated remediation costs for an inactive CKD disposal site; (ii) a $1.7 million charge for proxy contest fees and expenses and (iii) a $1.2 million gain from the sale of the Company's right to receive its portion of the settlement of bankruptcy claims against ltv corporation. Miscellaneous income
(loss) in 1992 included: (i) a $3.6 million charge for estimated remediation costs for the previously mentioned CKD disposal site; (ii) a $3 million write-down of the Florida aggregate operation; (iii) a $2.7 million gain recognized on the sale of a cement terminal and (iv) a $2.7 million gain representing a fee earned for approval of a non-affiliated debt refinancing.
Miscellaneous income (loss) in 1991 included:   (i) a $5.9 million write-down
of the Florida aggregate operations; (ii) a $3.1 million charge to remediate the previously mentioned CKD disposal site and (iii) $1.6 million gain recognized on the sale of a cement terminal.

LIQUIDITY AND CAPITAL RESOURCES

                                                                      1993               1992                1991
                                                                    ----------         ---------          ----------
                                                                                      (IN MILLIONS)
                     Cash and cash equivalents                          $7.4              $12.5               $14.6
                                                                    ==========         ==========          ==========
                     Working capital                                   $55.1              $83.8               $89.5
                                                                    ==========         ==========          ==========
                     Net cash provided by operating activities         $54.7              $33.7                $9.7
                                                                    ==========         ==========          ==========
                     Net cash used in investing activities            $(20.6)            $(10.0)              $(7.3)
                                                                    ==========         ==========          ==========
                     Net cash used in financing activities            $(39.2)            $(25.8)              $(6.2)
                                                                    ==========         ==========          ==========
                     Total assets                                     $907.0             $921.5              $986.1
                                                                    ==========         ==========          ==========
                     Total debt                                       $293.9             $314.8              $332.7
                                                                    ==========         ==========          ==========
                     Capital expenditures                              $24.4              $17.4               $31.0
                                                                    ==========         ==========          ==========



         The Company's short-term liquidity needs have generally been satisfied by: (i) internally generated cash flow from operations, (ii) borrowings under the Company's revolving credit facility or (iii) a combination of these two sources. Internally generated cash flow from operations, a $15.7 million federal income tax refund from the carryback to prior years of the 1992 tax loss and $7.6 million in cash generated from asset sales, were utilized to meet all of the Company's cash requirements for the year ended December 31, 1993. Such cash flow was utilized to: (i) invest approximately $24 million in property, plant and equipment; (ii) reduce long-term debt by approximately $25 million and (iii) pay dividends on preferred stock. Although effective January 1, 1993 the Company adopted an accrual basis of accounting for postretirement health care benefit costs as required by SFAS No. 106, The Company continues to pay for such costs as incurred. During 1992 the Company generated approximately $10 million in miscellaneous asset sales to supplement cash flow and received an $18.7 million federal income tax refund.

         On November 19, 1993, the Company entered into a $200 million restated Revolving Credit Facility (Restated Revolving Credit Facility) with a group of eight commercial banks. The Restated Revolving Credit Facility includes $20 million of borrowing capacity that is restricted solely for potential funding of obligations under an agreement between the Company and the U.S. Maritime Administration related to certain shipping operations owned previously by Moore McCormack Resources, Inc. (Moore McCormack), an entity acquired by the Company in 1988. (See Notes 11 and 14 of Notes to consolidated Financial Statements.) The facility also includes the issuance of standby letters of credit up to a maximum of $95 million. The Restated Revolving Credit Facility remains the same size as a previously existing revolving credit facility between the Company and its lending banks but (i) extends the maturity of the facility to November 1996 and (ii) provides the Company with enhanced flexibility under the restrictive covenants. Substantially all of the Company's assets remain pledged to secure this facility. At January 31, 1994, $24 million of letters of credit and $75 million of borrowings, excluding any amounts restricted for funding the maritime obligations, were available for the Company's use under the Restated Revolving Credit Facility.

         In late January 1994 the Company realized approximately $83 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. (See Note 21 of Notes to Consolidated

Financial Statements.) The net proceeds were used to prepay an $18 million promissory note due in March 1994 and to reduce borrowings under the Company's Restated Revolving Credit Facility, $47 million of which was incurred in early January 1994 to redeem $45 million principal amount of the Company's 12% Senior Subordinated Notes Due 1997 (12% Notes). The Company intends to prepay the remaining $45 million outstanding principal amount of the 12% Notes as promptly as practicable after May 1, 1994 with additional borrowings under the restated revolving credit facility. The prepayment of the promissory note enabled the Company to retire a like amount letter of credit which had served as collateral for the promissory note. In addition, the Company is actively considering calling for redemption all of the outstanding shares of its Series B Preferred Stock at the redemption price of $50.00 Per share plus accrued and unpaid dividends to the redemption date. Each share of Series B Preferred Stock is convertible into 2.5 Shares of the Company's common stock (equivalent to a conversion price of $20.00 Per share of common stock).

         The Company's earnings typically follow the cyclical activity of the construction industry. The Company's earnings have been negatively impacted since mid-1990 because of the severe downturn in construction activity in most of the Company's market areas through 1991 and, in southern California through 1992. Construction activity, at least in some regions of the country, began to give indications of a slight rebound in 1993.

CASH FLOWS

         Operating Activities - In spite of the large net losses, cash provided by operating activities was $54.7 million for 1993 and, $33.7 million for 1992, compared with $9.7 million in 1991. The increase was attributable to large non-cash charges and federal income tax refunds in 1993 and 1992. During 1993 the Company received a $15.7 million federal income tax refund from the carryback to prior years of the 1992 tax loss. During 1992 the Company received an $18.7 million income tax refund from the carryback to prior years of the 1991 tax loss.

         Investing Activities - In addition to routine capital expenditures, investing activities in 1993 included $7.6 million in net cash proceeds from the sale of miscellaneous assets and two hazardous waste processors. Investing activities in 1992 included $9.8 million in net cash proceeds from the sale of miscellaneous assets, including the last of the Florida aggregate operations, compared with $23.7 million of miscellaneous asset sales in 1991.
Approximately $17.4 million was invested in capital expenditures during 1992 compared with a 1991 investment of $30 million in capital expenditures and $6.2 million invested in a thermal distillation joint venture.

         Financing Activities - Funds provided by operating activities were utilized to reduce long-term debt by $25.4 million and to pay dividends during 1993. In spite of adverse economic conditions, the Company was able to achieve an almost $18 million net reduction in long-term debt in 1992. During 1991, the Company issued $125 million in 14% Senior Subordinated Notes to refinance $77 million of senior secured notes and reduce borrowings utilized under the Company's 1991 credit facility for capital expenditures, scheduled debt repayments, dividends and redemption of $6 million of redeemable preferred stock.

CHANGES IN FINANCIAL CONDITION

      The change in financial condition of the Company between December 31, 1992 and December 31, 1993 reflects the utilization of the federal income tax refund of $15.7 million and cash provided by operating activities to primarily reduce outstanding long-term debt and to fund capital expenditures. The improved demand for cement and related products in 1993 has resulted in a decrease in inventories. The increase in the current deferred income tax asset reflects the expected utilization of net operating loss carryforwards in 1994. The decline in prepaid expenses and other current assets reflects the 1993 sale of two hazardous waste processing facilities which had been classified as current assets held for sale. Current maturities of long-term debt increased because of the reclassification of the final scheduled payment of $18 million on a promissory note due on March 31, 1994. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations including the aforementioned increase in the estimated liability for remediation of an inactive CKD disposal site. The large decrease in the deferred income tax liability and reinvested earnings and the large increase in the long-term portion of postretirement benefit obligation reflects the recording of the initial liability for postretirement benefits and the associated charges to income and deferred income taxes as a result of the Company's adoption of SFAS No. 106 effective January 1, 1993. (See Note 2 of
Notes to Consolidated Financial Statements.)   The decrease in other long-term
liabilities and deferred credits reflects payments made in accordance with estimated liabilities on the Moore McCormack discontinued operations.

CAPITAL EXPENDITURES

      The Company invested $24.4 million in property, plant and equipment in 1993 including approximately $8.5 million for the Cement operations, $3.5 million for Concrete Products and $11.0 million for Environmental Services. In addition to the Concrete Products segment's 1993 capital budget, $2.9 million was expended as partial consideration for the acquisition of five ready-mixed concrete batch plants and one aggregate quarry in 1993. In 1992, the Company invested approximately $17.4 million in property, plant and equipment. The Company's 1994 planned capital expenditures are approximately $42 million, of which $17.5 million is allocated for the Cement segment, $11.1 million for the Concrete Products segment and $10.4 million for the Environmental Services segment. The balance of the 1994 capital expenditures budget has been allocated primarily for computer related hardware and software costs.

      Capital expenditures in the Cement and Concrete Products segments were held to maintenance and strategic necessity levels during 1992 and 1993. The Cement segment's estimated capital budget for 1994 provides for high priority expenditures. The Concrete Products segment's estimated capital budget for 1994 includes approximately $2.5 million for mobile equipment and approximately $8 million for batch plant improvements and equipment, including approximately $3 million of expenditures related to environmental compliance. The Environmental Services segment's capital budget for 1994 includes approximately $4.6 million allocated for improvements and completion of the expansion of one of the existing TSD facilities to provide increased production capabilities, and approximately $1.4 million in capital projects related to compliance with environmental regulations.

      While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, management does not believe these expenditures have placed the Company at a competitive disadvantage. The amounts expended by the Company on its facilities for compliance with laws relating to human health and the environment did not have a material impact on the consolidated financial position of the Company in 1993, and the Company does not currently expect the rate of such expenditures to increase significantly during the ensuing two fiscal years. However, regulatory changes, enforcement activities or other factors could alter this expectation at any time. Future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industry to modify various facilities and alter methods of operations at costs that may be substantial.

KNOWN EVENTS, TRENDS AND UNCERTAINTIES

    Environmental Matters

         The Company is subject to extensive Federal, state and local air, water and other environmental laws and regulations. These constantly changing laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities. Industrial operations have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. Owners and operators of industrial facilities and those who handle, store or dispose of hazardous substances may be subject to fines or other actions imposed by the U.S. Environmental Protection Agency (U.S. EPA) and corresponding state regulatory agencies for violations of laws or regulations relating to those substances.

         Hazardous waste processing facilities and the cement plants that burn HWDF, by definition, involve materials that have been designated as hazardous wastes. The Company's utilization of HWDF in some of its cement kilns has necessitated the familiarization of its work force with the more exacting requirements of applicable environmental laws and regulations with respect to human health and the environment. The failure to observe the exacting requirements of these laws and regulations could jeopardize the Company's hazardous waste management permits and, under certain circumstances, expose the Company to significant liabilities and costs of cleaning up releases of hazardous wastes into the environment or claims by employees or others alleging exposure to toxic or hazardous substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

         The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned the disposal site or facility at the time of disposal and current owners.

         Management believes that the Company's current procedures and practices for handling and management of materials are consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Whenever it is determined that an environmental liability is both probable and reasonably estimatable, at least within a reasonable range of estimates, an appropriate charge and estimated liability are accrued. Such estimates are revised periodically as additional information becomes known. Actual costs incurred in future periods may vary from these estimates and there can be no assurances that additional accrual amounts will not be required in the future.

         The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. By 1995, the Company's U.S. operations will have to submit detailed permit applications and pay recurring permit fees. In addition, the U.S. EPA is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a competitve disadvantage.

         The Federal Water Pollution Control Act, commonly known as the Clean Water Act (Clean Water Act), provides comprehensive federal regulation of all sources of water pollution. In September 1992 the Company filed a number of applications under the Clean Water Act for National Pollutant Discharge Elimination System (NPDES) stormwater permits. The Company now believes that some of its existing NPDES permits or pending applications relating to its cement plants and raw materials quarries may not cover all process water and stormwater discharges. Legal counsel has advised the Company, based upon its preliminary review of the matter, that while the Clean Water Act authorizes, among other remedies, the imposition of civil penalties of up to $25,000 per day for unpermitted discharges of pollutants to the waters of the United States, several factors may mitigate against the impositions of substantial fines. First, the Company is moving forward as expeditiously as practicable to correct all NPDES permitting deficiencies. Second, some of the permitting issues arise from mere technical deficiencies in permit applications or from changes in discharge patterns after submission of permit applications. In each such case, legal counsel believes that such deficiencies are neither unusual nor difficult to rectify. Finally, some of the deficiencies relate to questions of the scope of the Clean Water Act's jurisdiction that are, at best, unclear.

         Under the Bevill amendment, CKD is currently exempt from management as a hazardous waste, except CKD which is produced by kilns burning HWDF and which fails to meet certain criteria. In December 1993, as required by the Bevill amendment, the U.S. EPA issued a Report to Congress on CKD (CKD Report) and hearings were held on February 15, 1994. A change in the status of CKD would require the cement industry to develop new methods for handling this high volume, low toxicity waste. Although not presently classified as a hazardous waste, CKD that comes in contact with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach the hazardous trace metals present therein. Leaching has led to the classification of at least three CKD disposal sites of other companies as federal Superfund sites. Several of the Company's inactive CKD disposal sites around the country are under study to determine if remedial action is required and, if so, the extent of any such remedial action required. These studies may take some time to complete. Thereafter, remediation plans, if required, will have to be devised and implemented, which could take several additional years.

         An inactive CKD disposal site in Ohio is currently under investigation by the Company and state environmental agencies to determine appropriate remedial action required at the site and the Company has recorded charges aggregating $9.7 million as the total estimated cost to remediate this site. Approximately $2.6 million of the reserved amount had been expended through December 31, 1993 with the balance to be spent by early or mid-1995. The Company believes it currently has sufficient cash flow from current operating activities or borrowing capacity under its Restated Revolving Credit Facility to fund this remediation.

         The Company also owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation (USX). In September 1993, the Company filed a complaint against USX alleging that with respect to the larger of these two sites (the Site), USX is a potentially responsible party and therefore jointly and severally liable for costs associated with cleanup of the Site. (Southdown, Inc. v. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) USX answered the complaint in November 1993 by filing a motion to dismiss the lawsuit. Based on the limited information available as of December 31, 1993 the Company has received two preliminary engineering estimates of the potential magnitude of the remediation costs for the Site, $8 million and $32 million, depending on the assumptions used. Counsel to the Company on the USX matter has advised that it believes USX should not prevail on its motion to dismiss and that it appears there is a reasonable basis for the apportionment of cleanup costs relating to the Site between the Company and USX, with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the Site and is potentially liable under CERCLA because of its current ownership of the Site. These determinations, however, are preliminary, and are based only upon facts available to the Company prior to any discovery.

         No substantial investigative work has been undertaken at other CKD sites in Ohio. Although data necessary to enable the Company to estimate total remediation costs is not available, the Company acknowledges that the ultimate cost to remediate the CKD disposal problem in Ohio could be significantly more than the amounts reserved.

         As a result of an aggressive inspection and enforcement initiative targeting combustion industry facilities, the Company was among a group of owners and operators of 28 boilers and industrial furnaces, including several other major cement manufacturers, from which the U.S. EPA is seeking over $19.8 million in penalties. On September 27, 1993, the U.S. EPA issued a Complaint and Compliance Order (Order) (United States Environmental Protection Agency, Region 5 v. Southdown, Inc. d/b/a Southwestern Portland Cement -
Docket No. VW 27-93) alleging certain violations of the Resource Conservation and Recovery Act (RCRA) applicable to the burning or processing of hazardous waste in an industrial furnace. The alleged violations included, among others, exceedence of certified feed rates for total hazardous waste at the Company's Ohio cement manufacturing facility, failure to demonstrate that CKD generated at the facility is excluded from the definition of hazardous waste and storage at the facility without a permit of CKD alleged to be hazardous by virtue of that failure to demonstrate its exclusion from the definition. The Order proposed the assessment of a civil penalty in the amount of $1.1 million and closure of certain storage silos containing the CKD that allegedly is hazardous waste.

         The Company has engaged counsel to respond to the U.S. EPA Order and believes, after reviewing the complaint and the Company's compliance with the applicable regulations, there are substantial mitigating factors to the interpretations and allegations contained in the Order. The Company believes, based on the information currently available, the Order can be resolved without material adverse effect on the consolidated financial condition of the Company.

         The Company recorded loss reserves for pre-acquisition contingencies in conjunction with its acquisition of the hazardous waste processing facilities and received certain indemnifications for environmental matters from the former owners. However, there can be no assurance that such reserves and indemnifications will be adequate to cover all potential environmental losses that may occur with respect to these acquired entities. To the extent that reserves were not established, are insufficient, or recovery under indemnifications are not realizable, remediation amounts are charged to expense.

         While the Company's facilities at several locations are presently the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party (PRP) with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal, most of these matters are in their preliminary stages and final results may not be determined for years. Management of the Company believes, however, based solely upon the information the Company has developed to date, that known matters can be successfully resolved in cooperation with local, state and federal agencies without having a material adverse effect upon the consolidated financial condition of the Company, either individually or in the aggregate. This assessment is reviewed periodically as additional information becomes available.

         In forming its belief that the matters described will not have a material adverse effect on its consolidated financial condition, the Company considers, among other things, the nature of the matters, the likelihood that a future event or events will confirm the loss, impairment or the incurrence of a liability, the response of environmental authorities to date and the experience of the Company and others with the response of environmental authorities to similar matters. The Company further evaluates various engineering, operational and other options which might be available to address these matters. Estimates of the future cost of environmental issues, however, are necessarily imprecise as a result of numerous uncertainties including, among others, the impact of new laws and regulations and the availability of new technologies. With respect to matters which require fixed or reasonably determinable expenditures by the Company, the Company also considers the period of time over which those expenditures might be made. Independently of the evaluation of any liabilities, the Company also considers whether such matters are within the scope of contractual indemnities provided by others, the applicability of insurance coverage or other potential recoveries from third parties, whether such potential sources of recovery could be considered probable of realization and, if so, how those indemnities would impact any cost to the Company. Accordingly, until all environmental studies, investigations, remediation work and negotiations with potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

         Other Contingencies

         Status of Additional Sources of Cement Supply - The supply of cement in the U.S. has declined in recent years primarily because of a decrease in the volume of imported cement entering the country. During the 1980s, imported cement flooded U.S. markets, causing prices to fall despite strong growth in cement consumption. This situation has substantially changed as evidenced by the reduction in imported cement to an estimated 8% of total U.S. consumption in 1992 according to the Portland Cement Association, as compared with an estimated 17% of total U.S. consumption in 1989. This decline is largely the result of successful antidumping actions filed against importers from Mexico, Japan and Venezuela. With respect to the California, Florida and Texas markets, the antidumping suits have provided an opportunity during the current recession for domestic producers to displace large volumes of imported cement.

         A group of domestic cement producers, including the Company, filed antidumping petitions which have resulted in the imposition of significant antidumping duty cash deposits on cement imported from Mexico and Japan. In addition, the U.S. Department of Commerce has signed an agreement with

Venezuelan cement producers, which is designed to eliminate the dumping of gray portland cement from Venezuela into Florida and the United States generally. The antidumping duties are subject to annual review by the Department of Commerce and appeal to the U.S. Court of International Trade.

         Effective July 15, 1995, the Anti-dumping Code of the General Agreement on Tariffs and Trade will be substantially altered pursuant to the recently completed Uruguay Round of multilateral trade negotiations. The new Code applies to investigations initiated after July 1995 and to administrative reviews of outstanding orders that are initiated after July 1995. If Congress passes legislation to approve and implement the Uruguay Round agreement, changes will necessarily be made to U.S. antidumping law. While the antidumping orders outstanding against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force, the new Code will require the initiation of "sunset" reviews of the antidumping orders against Mexico and Japan prior to July 2000 to determine whether they should terminate or remain in effect, unless an earlier date is mandated by Congress. Under the new Code, it could be more difficult to obtain antidumping duties against other countries. A substantial reduction or elimination of the existing antidumping duties could adversely affect the Company's results of operations.

         The Company does not believe that the North American Free Trade Agreement will have a material adverse effect on the existing antidumping duties.

         Discontinued Moore McCormack Operations - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $2.4 million in 1993, $2.5 million in 1992 and $2.4 million in 1991. The Company is either a guarantor or directly liable under certain charter hire debt agreements totaling approximately $11 million at December 31, 1993, declining by approximately $4 million per year thereafter through February 1997. Although the estimated liability under these guaranties has been included in the liability for discontinued Moore McCormack operations, enforcement of the guaranty, while not resulting in a charge to earnings, would result in a substantial cash outlay by the Company. However, the Company believes it currently has sufficient borrowing capacity under its Restated Revolving Credit Facility to fund these guaranties, if required, as well as meet its other borrowing needs for the foreseeable future.

         The Company's Restated Revolving Credit Facility includes $20 million of borrowing capacity that is reserved solely for potential funding of obligations under a Keepwell Agreement between the Company and MARAD related to certain Great Lakes shipping operations owned previously by Moore McCormack. During the second quarter of 1993, the Great Lakes shipping operation sold its right to receive its portion of the settlement of bankruptcy claims against LTV Corporation, which has been operating under the protection of Chapter 11 of the United States Bankruptcy Code since July 17, 1986, and received approximately $14 million in gross proceeds before expenses and taxes. The net proceeds of approximately $9 million are available and required to be used to fund the Great Lakes shipping operation's cash flow deficiencies before the Keepwell is utilized for such purposes.

         Restructured Accounts Receivable - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during 1992 and continued during 1993, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. A group of five such customers were indebted to the Company at December 31, 1993 in the amount of $20.6 million. All of the notes and a portion of the accounts receivable, approximately 78% of the $20.6 million, are collateralized.

         During 1993, two of these customers defaulted on the payment terms of their notes. The Company restructured its agreement with one of the defaulting customers late in the second quarter of 1993 and that customer was in compliance with the terms of the restructured agreement as of December 31,
1993.   The Company has stopped selling cement on credit to the other customer in default and is presently evaluating its options for collection of outstanding balances. A third customer in this group, while not in default on its note, had difficulty in maintaining prompt payment for its cement purchases and restructuring discussions were commenced in late 1993. The Company is contractually committed to supply up to 90% of the cement requirements of one of the three non-defaulting customers on extended credit terms, provided this customer remains current with respect to both current purchases and payments on its note.

         During the final quarter of 1993, the Company purchased most of the ready-mixed concrete and aggregate assets of two other customers then in default for forgiveness of a total of approximately $9.2 million owed the Company, assumption of certain liabilities and other consideration. The
Company realized no gain or loss on either of these transactions.   In January
1994, the Company made a preliminary purchase proposal to acquire certain ready-mixed concrete and aggregate assets of the customer with which it was engaged in restructuring discussions. The proposal included, as partial consideration for the acquisition, forgiveness of the $5.8 million owed the Company as of December 31, 1993.

         In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision for doubtful accounts as additional information regarding the collectibility of these and other accounts becomes available.

         Claims for Indemnification - In late August 1993 the Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company's oil and gas subsidiary owned an interest. The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. Murphy estimated the Company's share of this total to be approximately $4 million. On January 24, 1994 the presiding Administrative Law Judge at the Federal Energy Regulatory Commission (FERC) rendered a favorable decision for Murphy, materially reducing the amount it potentially owed to the DOE. This decision also had the effect of precluding the DOE from recovering from Murphy for any alleged overcharges attributable to Pelto's "in-kind" production. Murphy has indicated that if the FERC adopts the Administrative Law Judge's opinion, Pelto will not owe anything to Murphy as a result of the DOE's claim, other than its pro rata share of attorneys' fees. The Company cannot assess the likelihood that the DOE would seek to recover sums from Pelto directly due to Pelto's "in-kind" production, but the Company believes, based on advice of counsel, that, if it did, any such claim by the DOE would be barred by limitations.

         Prior to the sale of Pelto in 1989, Pelto entered into certain gas settlement agreements, including one with Transcontinental Gas Pipe Line Corporation (Transco). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the agreement entered into with Transco in 1988 to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in their view, any additional royalties may be due as a result of that payment. MMS has advised EDC of a preliminary royalty underpayment determination resulting from its review, and that MMS proposes to direct EDC to compute any gas royalties attributable to what MMS characterizes as a "contract buydown". This does not constitute a final action by MMS; its stated purpose is to give an opportunity to comment or provide additional documentation that would refute or alter MMS's preliminary determination. In late December 1993, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter. The Company is unable to determine what liability it may have, if any, with respect to this matter, but should the Company be required to make any payments to the MMS, such expenditures would result in a charge to discontinued operations.

         Macroeconomic Factors - The demand for cement and concrete products is derived from construction activity which, in turn, is a function of general economic conditions over which the Company has no control. As a result of the high operating leverage of the cement industry, profitability is very sensitive to slight shifts in the balance of supply and demand, which are driven by general macroeconomic variables. A significant portion of cement and concrete consumption is for public construction projects including roads, bridges, airports and similar projects. In the event major construction projects to repair and replace large parts of the national infrastructure are undertaken over the next decade, the cement and concrete products industry should benefit.

         New construction activities stagnated as the U.S. economy entered a recession in early-to-mid 1990 and, as a consequence, the Company's sales and earnings declined from the previous cyclical peak in 1989. Construction activity in some regions rebounded slightly in 1993. Because transportation costs are high relative to the value of the product, cement markets are generally regional. Any improvement in operating earnings will be aided by the recovery of the regional economies in which the Company operates. Florida, the Company's second largest market area, experienced an upturn in prices and sales volume as demand improved somewhat in 1993. Southern California, the Company's largest market area, showed little or no improvement in 1993. Potential benefits of any increase in infrastructure spending are dependent upon the extent to which such expenditures may occur within the market areas served by the Company's plants and facilities and, therefore, cannot be estimated at this time.

         In January 1994, Los Angeles, California and the surrounding environs experienced a major earthquake. Although neither the Company's cement plant in Victorville, California nor the Company's concrete products facilities in Orange and Los Angeles Counties suffered any significant amounts of damage, commerce and transportation in the area have been disrupted.

    Changes in Accounting Principle

         Postretirement benefits - Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) and recorded a $48.5 million after-tax, non-cash charge which represented the estimated initial liability for postretirement benefits attributable to employee services provided prior to 1993. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments as the employee provides services to the Company. The Company previously expensed the cost of these benefits as claims were incurred and continues to pay for postretirement benefit costs as incurred. (See Note 2 of Notes to Consolidated Financial Statements.)

         Postemployment benefits - In November 1992 the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112), which requires that the cost of benefits provided to employees after employment, but before retirement, be recognized in the financial statements on an accrual basis. The required date of adoption of this new accounting standard was January 1, 1994. The impact of SFAS No. 112 on the Company did not result in a material charge to earnings.


INFLATION AND CHANGING PRICES

         Inflation has become less of a factor in the U. S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose 2.6% in 1993, 2.9% in 1992 and 3.1% in 1991. Prices of materials and services have remained relatively stable over the three-year period.
Strict cost control and improving productivity also minimize the impact of inflation.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tables set forth certain unaudited selected quarterly financial data for each of the last three years:

                                                                 YEAR ENDED DECEMBER 31, 1993
                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           ---------------------------------------
                                                     FIRST          SECOND          THIRD          FOURTH
                                                    QUARTER        QUARTER         QUARTER         QUARTER
                                                    -------        -------         -------         -------
Revenues                                         $    106.1      $     144.4     $     156.1    $     138.2
                                                 ===========     ============    ============   ============
Earnings before interest, income taxes,
  extraordinary charge and cumulative
  effect of a change in accounting principle     $      3.2      $      14.3     $      11.4    $      10.1
                                                 ===========     ============    ============   ============
Earnings (loss) before extraordinary charge
  and cumulative effect of a change in
  accounting principle                           $     (4.4)     $       2.6     $       1.5    $       0.3
Extraordinary charge, net of tax benefit 1            -                -               -               (1.0)
Cumulative effect of a change in
  accounting principle 2                              (48.5)           -               -               -
                                                 -----------     ------------    ------------   ------------
Net earnings (loss)                              $    (52.9)     $       2.6     $       1.5    $      (0.7)
                                                 ===========     ============    ============   ============
Earnings (loss) per share:
  Primary -
     Loss from continuing operations             $     (0.34)    $      0.08     $      0.01    $     (0.05)
     Extraordinary charge,  net of tax benefit 1       -               -              -               (0.06)
     Cumulative effect of a change in
        accounting principle 2                         (2.86)          -              -                -
                                                 ------------    ------------    ------------   ------------
        Net earnings (loss)                      $     (3.20)    $      0.08     $      0.01    $     (0.11)
                                                 ============    ============    ============   ============

  Fully diluted -
     Loss from continuing operations             $     (0.34)    $      0.08     $      0.01    $     (0.05)
     Extraordinary charge, net of tax benefit 1       -                -              -               (0.06)
     Cumulative effect of a change in
        accounting principle 2                         (2.86)          -              -                -
                                                 ------------    ------------    ------------   ------------
        Net earnings (loss)                      $     (3.20)    $      0.08     $      0.01    $     (0.11)
                                                 ============    ============    ============   ============

- ---------------
(1) Prepayment penalty on early retirement of $45 million of 12% Senior Subordinated Notes.
(2) Cumulative after-tax effect of change in accounting principle for initial obligation for estimated postretirement health care benefits as required by adoption of SFAS No. 106 effective January 1, 1993.

                                                                 YEAR ENDED DECEMBER 31, 1992
                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           ---------------------------------------
                                                     FIRST          SECOND          THIRD          FOURTH
                                                    QUARTER        QUARTER         QUARTER         QUARTER
                                                    -------        -------         -------         -------
Revenues                                         $     107.6     $     136.5     $     139.2    $      124.1
                                                 ============    ============    ============   =============
Earnings (loss) from continuing operations
  before interest and income taxes               $      (0.1)    $       0.0     $       9.5    $      (26.0)
                                                 ============    ============    ============   =============
Loss from continuing operations                  $      (7.4)    $      (7.0)    $      (0.5)   $      (26.5)
Gain on discontinued operations, net
  of income taxes 1                                      -               -               0.8             -
                                                 ------------    ------------    ------------   -------------
Net loss                                         $      (7.4)    $      (7.0)    $       0.3    $      (26.5)
                                                 ============    ============    ============   =============
Earnings (loss) per share:
  Primary -
     Loss from continuing operations             $     (0.51)    $     (0.49)    $     (0.10)   $      (1.64)
     Gain on discontinued operations, net
        of income taxes 1                                -               -              0.05             -
                                                 ------------    ------------    ------------   -------------
        Net loss                                 $     (0.51)    $     (0.49)    $     (0.05)   $      (1.64)
                                                 ============    ============    ============   =============

  Fully diluted -
     Loss from continuing operations             $     (0.51)    $     (0.49)    $     (0.10)   $      (1.64)
     Gain on discontinued operations, net
        of income taxes 1                                -               -              0.05             -
                                                 ------------    ------------    ------------   -------------
        Net loss                                 $     (0.51)    $     (0.49)    $     (0.05)   $      (1.64)
                                                 ============    ============    ============   =============

(1) Final portion of the gain deferred from the 1989 sale of the Company's oil and gas operations.


                                                                 YEAR ENDED DECEMBER 31, 1991
                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           ---------------------------------------
                                                     FIRST          SECOND          THIRD          FOURTH
                                                    QUARTER        QUARTER         QUARTER         QUARTER
                                                    -------        -------         -------         -------
Revenues                                         $     103.9     $     137.4     $     141.3    $      124.3
                                                 ============    ============    ============   =============
Earnings (loss) from continuing operations
  before equity in net loss of unconsolidated
  joint venture, interest and income taxes       $      (2.0)    $       8.0     $      (4.8)   $      (16.9)
                                                 ============    ============    ============   =============
Loss from continuing operations                  $      (7.5)    $      (2.2)    $      (9.7)   $      (23.8)
Extraordinary charge, net of tax benefit 1              -               -               -               (1.4)
                                                 ============    ============    ============   =============
Net loss                                         $      (7.5)    $      (2.2)    $      (9.7)   $      (25.2)
                                                 ============    ============    ============   =============
Loss per share:
  Primary
     Loss from continuing operations             $     (0.52)    $     (0.21)    $     (0.65)   $      (1.48)
     Extraordinary charge, net of tax benefit 1         -               -               -              (0.08)
                                                 ------------    ------------    ------------   -------------
        Net loss                                 $     (0.52)    $     (0.21)    $     (0.65)   $      (1.56)
                                                 ============    ============    ============   =============

  Fully diluted
     Loss from continuing operations             $     (0.52)    $     (0.21)    $     (0.65)   $      (1.48)
     Extraordinary charge, net of tax benefit 1         -               -               -              (0.08)
                                                 ============    ============    ============   =============
         Net loss                                $     (0.52)    $     (0.21)    $     (0.65)   $      (1.56)
                                                 ============    ============    ============   =============

(1) Represents prepayment penalty on early retirement of Senior Secured Notes, net of income tax effect.

        The businesses of the Company's Cement and Concrete Products segments are seasonal to the extent that construction activity and hence, the demand for cement and concrete products, tends to diminish during the first and fourth calendar quarters of each year because of inclement weather conditions.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        INDEX TO FINANCIAL STATEMENTS
                                                                                                        PAGE
                                                                                                        ----
Statement of Consolidated Earnings for the years ended
         December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        51

Consolidated Balance Sheet as of December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . .        52

Statement of Consolidated Cash Flows for the years ended
         December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53

Statement of Consolidated Shareholders' Equity for the years ended
         December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .        55

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        82

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       STATEMENT OF CONSOLIDATED EARNINGS

                                                                         YEARS ENDED DECEMBER 31,
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                 ---------------------------------------
                                                                1993               1992              1991
                                                            ------------      ------------       ------------
Revenues                                                    $     544.8       $      507.4       $      506.9
                                                            ------------      -------------      -------------

Costs and expenses:
  Operating                                                       391.7              390.0              397.5
  Depreciation, depletion and amortization                         41.9               48.5               47.4
  Selling and marketing                                            18.6               17.9               16.4
  General and administrative                                       42.1               47.1               54.3
  Other expense (income), net                                       5.5               (3.5)               5.2
                                                            ------------      -------------      -------------
                                                                  499.8              500.0              520.8
Write-down of environmental services assets (Note 18)               3.1               21.4               -
Minority interest in earnings of consolidated
  joint venture (Note 13)                                           2.9                2.6                1.8
                                                            ------------      -------------      -------------
                                                                  505.8              524.0              522.6
                                                            ------------      -------------      -------------
Operating earnings (loss)                                          39.0              (16.6)             (15.7)
Equity in net loss of unconsolidated joint
  venture (Note 19)                                               -                  -                  (16.0)
Interest, net of amounts capitalized                              (39.3)             (45.0)             (40.7)
                                                            ------------      -------------      -------------
Loss from continuing operations before income taxes,
  extraordinary charge and cumulative effect of a
  change in accounting principle                                   (0.3)             (61.6)             (72.4)
Federal and state income tax benefit (Note 12)                      0.3               20.2               29.2
                                                            ------------      -------------      -------------
Loss from continuing operations before extraordinary
  charge and cumulative effect of a change in
  accounting principle                                            -                  (41.4)             (43.2)
Gain on discontinued operations, net of income
  taxes (Note 20)                                                 -                    0.8               -
Extraordinary charge, net of tax benefit (Note 11)                 (1.0)             -                   (1.4)
Cumulative effect of a change in accounting
  principle (Note 2)                                              (48.5)             -                   -
                                                            ------------      -------------      -------------
Net loss                                                    $     (49.5)      $      (40.6)      $      (44.6)
Dividends on preferred stock                                       (5.0)              (5.0)              (5.1)
                                                            ------------      -------------      -------------
Loss attributable to common stock                           $     (54.5)      $      (45.6)      $      (49.7)
                                                            ------------      -------------      -------------

Loss per share (Notes 21, 22 and Exhibit 11):
  Loss from continuing operations                           $     (0.30)      $      (2.74)      $      (2.86)
  Gain on discontinued operations, net of income
    taxes (Note 20)                                               -                   0.05               -
  Extraordinary charge, net of tax benefit (Note 11)              (0.06)             -                  (0.08)
  Cumulative effect of a change in accounting
    principle (Note 2)                                            (2.86)             -                   -
                                                            ------------      -------------      -------------
       Net loss                                             $     (3.22)      $      (2.69)      $      (2.94)
                                                            ============      =============      =============





                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                                        DECEMBER 31,
                                                                                        (IN MILLIONS)
                                                                              -------------------------------
                                                                                  1993               1992
                                                                              -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents (Note 4)                                          $        7.4       $      12.5
  Accounts and notes receivable, net (Note 5)                                         75.7              85.2
  Inventories (Note 6)                                                                54.7              58.6
  Deferred income taxes (Note 12)                                                     25.5              10.9
  Prepaid expenses and other                                                           3.6              14.6
                                                                              -------------      ------------
    Total current assets                                                             166.9             181.8
Property, plant and equipment, net (Note 7)                                          593.2             592.9
Goodwill                                                                              74.5              74.6
Other long-term assets (Notes 8 and 15)                                               72.4              72.2
                                                                              -------------      ------------
                                                                              $      907.0       $     921.5
                                                                              =============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (Notes 10 and 11)                      $       19.9       $       8.3
  Accounts payable and accrued liabilities (Note 9)                                   91.9              89.7
                                                                              -------------      ------------
    Total current liabilities                                                        111.8              98.0
Long-term debt (Notes 10 and 11)                                                     274.0             306.5
Deferred income taxes (Note 12)                                                      127.6             141.6
Minority interest in consolidated joint venture (Note 13)                             28.8              31.0
Long-term portion of postretirement benefit obligation (Note 16)                      83.8               5.3
Other long-term liabilities and deferred credits (Note 14)                            18.8              22.7
                                                                              -------------      ------------
                                                                                     644.8             605.1
                                                                              -------------      ------------

Commitments and contingent liabilities (Notes 10, 14, 15, 16 and 17)

Shareholders' equity (Notes 21 and 22):
  Preferred stock, $.05 par value, 10,000,000 shares authorized:
    $ .70 Cumulative Convertible Series A, 1,999,000 shares
      issued and outstanding                                                          20.0              20.0
    $3.75 Convertible Exchangeable Series B, 960,000 shares
      issued, 959,000 shares outstanding                                              47.9              47.9
  Common stock, $1.25 par value, 40,000,000 shares authorized,
    17,046,000 and 16,945,000 shares issued and outstanding                           21.3              21.2
  Capital in excess of par value                                                     127.6             126.6
  Reinvested earnings                                                                 45.4             100.7
                                                                              -------------      ------------
                                                                                     262.2             316.4
                                                                              -------------      ------------
                                                                              $      907.0       $     921.5
                                                                              =============      ============





                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                                              (IN MILLIONS)
                                                            --------------------------------------------------
                                                                1993               1992              1991
                                                            ------------      -------------      -------------
OPERATING ACTIVITIES:
  Loss before extraordinary item                            $     (48.5)      $      (40.6)      $      (43.2)
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by (used in)
    operating activities:
      Cumulative effect of a change in accounting principle        48.5                -                  -
      Depreciation, depletion and amortization                     41.9               48.5               47.4
      Deferred income tax benefit                                  (1.7)              (4.7)             (13.3)
      Amortization of debt issuance costs                           2.8                3.6                2.8
      Minority interest in earnings of consolidated
        joint venture                                               2.9                2.6                1.8
      Write-down of environmental services assets                   3.1               21.4                -
      Equity in net loss of unconsolidated joint venture            -                  -                 16.0
      (Gain) loss on sale of assets                                 -                 (1.2)               5.2
      Changes in operating assets and liabilities
        (Increase) decrease in accounts and notes receivable        8.0               (7.0)             (13.4)
        Decrease in inventories                                     4.2                2.4                6.1
        (Increase) decrease in prepaid expenses and other          (0.4)              14.3               (1.2)
        Increase (decrease) in accounts payable and
          accrued liabilities                                      (3.2)              (2.6)               5.9
        Increase (decrease) in income taxes payable                (1.2)              (0.5)               4.0
        Decrease in other long-term liabilities and
          deferred credits                                         (1.7)              (2.5)              (8.4)
                                                            ------------      -------------      -------------
  Net cash provided by operating activities                        54.7               33.7                9.7
                                                            ------------      -------------      -------------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment                      (24.4)             (17.4)             (30.0)
  Acquisitions, net of cash acquired                               (2.9)              (4.9)               -
  Proceeds from asset sales                                         7.6                9.8               23.7
  Investment in unconsolidated joint venture (Note 19)              -                  -                 (6.2)
  Other                                                            (0.9)               2.5                5.2
                                                            ------------      -------------      -------------
  Net cash used in investing activities                           (20.6)             (10.0)              (7.3)
                                                            ------------      -------------      -------------
FINANCING ACTIVITIES:
  Additions to long-term debt (Note 11)                             -                  0.5              121.2
  Reductions in long-term debt (Note 11)                          (25.4)             (18.4)            (106.8)
  Reduction in preferred stock subject to mandatory
    redemption (Note 21)                                            -                  -                 (6.0)
  Issuance of warrants (Note 21)                                    -                  -                  3.8
  Dividends (Note 21)                                              (5.0)              (5.0)              (7.3)
  Distributions to minority interest                               (4.3)              (2.0)              (1.5)
  Debt issuance costs                                              (3.5)              (0.9)              (8.2)
  Premium on early extinguishment of debt (Note 11)                (1.0)               -                 (1.4)
                                                            ------------      -------------      -------------
  Net cash used in financing activities                           (39.2)             (25.8)              (6.2)
                                                            ------------      -------------      -------------
  Net decrease in cash and cash equivalents                        (5.1)              (2.1)              (3.8)
  Cash and cash equivalents at the beginning of the year           12.5               14.6               18.4
                                                            ------------      -------------      -------------
  Cash and cash equivalents at the end of the year          $       7.4       $       12.5       $       14.6
                                                            ============      =============      =============





                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                  IN MILLIONS)
                                                    -----------------------------------------------------------------------------

                                                        PREFERRED STOCK          COMMON STOCK           CAPITAL
                                                        ---------------          ------------         IN EXCESS OF    REINVESTED
                                                      SHARES       AMOUNT      SHARES      AMOUNT       PAR VALUE      EARNINGS
                                                    ---------    ---------    ---------   ---------    ----------    -----------
Balance at December 31, 1990                           3.0       $ 67.9        16.9       $ 21.2        $ 122.8       $ 198.2

    Net loss                                            -            -           -            -              -          (44.6)
    Cash dividends paid on common stock -
        $0.125 per share 1                              -            -           -            -              -           (2.2)
    Dividends on preferred stock                        -            -           -            -              -           (5.1)
    Issuance of warrants                                -            -           -            -             3.8            -

                                                   --------      -------      ------      -------       --------      --------
Balance at December 31, 1991                           3.0         67.9        16.9         21.2          126.6         146.3

    Net loss                                            -            -           -            -              -          (40.6)
    Dividends on preferred stock                        -            -           -            -              -           (5.0)

                                                   --------      -------      ------      -------       --------      --------
Balance at December 31, 1992                           3.0         67.9        16.9         21.2          126.6         100.7

    Net loss                                            -            -           -            -              -          (49.5)
    Dividends on preferred stock                        -            -           -            -              -           (5.0)
    Exercise of stock options                           -            -          0.1          0.1           (0.1)         (0.8)
    Tax benefit from exercise of stock options          -            -           -            -             1.1            -

                                                   --------      -------      ------      -------       --------      --------
Balance at December 31, 1993                           3.0       $ 67.9        17.0       $ 21.3        $ 127.6        $ 45.4
                                                   ========      =======      ======      =======       ========      ========


- ------------------
(1) On April 25, 1991, the Board of Directors s spended the dividend on the Company's Common Stock.





                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

         Southdown, Inc. (Southdown or the Company) engages in the production and marketing of cement and concrete products. The Company also engages in the processing, treatment and disposal of hazardous wastes. The operations of the hazardous waste processing facilities are conducted through Southdown Environmental Systems, Inc., a wholly-owned subsidiary of the Company, and several indirect wholly-owned subsidiaries.

         Consolidation - The consolidated financial statements of the Company include the accounts of its divisions, its wholly-owned subsidiaries and its majority-owned joint venture after elimination of significant intercompany transactions and balances. Certain data for prior years have been reclassified for purposes of comparison.

         Statement of Consolidated Cash Flows Supplemental Disclosures - For purposes of the Statement of Consolidated Cash Flows, short-term investments which have an original maturity of three months or less are considered cash equivalents. Cash payments for income taxes totaled $2.8 million in 1993, $200,000 in 1992 and $1.7 million in 1991. During 1993 and 1992 the Company received a $15.7 million and an $18.7 million federal income tax refund, respectively, from the carryback to prior years of the previous year's tax losses. Interest paid, net of amounts capitalized in years 1993 and 1991, was $36.4 million, $40.4 million and $38.5 million in 1993, 1992 and 1991, respectively. The $48.5 million noncash charge for the cumulative effect of a change in accounting principle also resulted in a charge to deferred income taxes of $25.9 million and a credit to postretirement benefit obligations of $74.4 million. Noncash investing activities in 1993 included the sale of a hazardous waste processing facility for preferred stock which the Company valued at $4.8 million (see Note 18 of Notes to Consolidated Financial Statements) and the exchange of $9.2 million in accounts and notes receivable and the assumption of $6.8 million in liabilities as partial consideration for the acquisition from the debtors of five ready-mixed concrete products batch plants and one aggregate quarry. Noncash investing activities in 1992 included receipt of a $1.9 million note as partial consideration for the sale of all of the common stock of a hazardous waste processor sold effective June 30, 1992 and the assumption of $1.1 million of noncash liabilities in the January 1992 acquisition of a hazardous waste processor. Noncash investing activities in 1991 included an accrual for the acquisition of a seventh hazardous waste processing facility (also referred to as treatment, storage and disposal (TSD) facilities or simply, as TSDs) for $4.4 million effective January 1, 1992 and an additional $1 million of acquisitions for notes.

         Inventories - Inventories are valued at the lower of cost (which includes material, labor and manufacturing overhead) or market. The valuation of cement inventories is determined on the last-in, first-out (LIFO) method. The valuation of the remaining inventories, primarily parts and supplies, is determined on the first-in, first-out (FIFO) or average cost method.

         Property, Plant and Equipment - The Company capitalizes all direct and certain indirect expenditures incurred in conjunction with the acquisition or construction of major facilities. Depreciation and amortization of these capitalized costs commence when the completed facility is placed in service. Depreciation and amortization of property, plant and equipment are computed primarily on a straight-line basis over estimated useful lives of the related assets, ranging from three to fifty years. Depletion of mineral rights is computed on the units-of-production method. Certain costs and expenses associated with the acquisitions of various facilities have been capitalized and are being amortized over the estimated useful lives of the related assets. Gain or loss is generally reflected in earnings upon the retirement or sale of property, plant and equipment.

         Environmental Expenditures - Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of property owned by the Company, mitigate or prevent environmental contamination that has yet to occur, or that are incurred in anticipation of a sale of property are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated whether or not this coincides with the completion of a remediation investigation/feasibility study or the Company's commitment to a formal plan of action. Such estimates are revised as additional information becomes known.

         Goodwill - The excess of cost over the fair value of net assets of businesses acquired is amortized on a straight-line basis over periods ranging from 15 to 40 years. Such amortization amounted to $2.4 million, $3.3 million and $3.1 million in 1993, 1992 and 1991, respectively. In addition, goodwill was further reduced by approximately $12.3 million in the fourth quarter of 1992 in conjunction with the pending and proposed disposition of certain TSD facilities. (See Note 18 of Notes to Consolidated Financial Statements.) Accumulated amortization of goodwill was $12.9 million and $10.5 million as of December 31, 1993 and 1992, respectively.

         Income Taxes - In computing its federal and state income tax liabilities, the Company uses accelerated depreciation and deducts currently certain expenditures that are capitalized for financial reporting purposes. Deferred income taxes are provided on these and other temporary differences between the tax bases of assets and liabilities and their bases for financial statement purposes. Investment tax credit carryforwards are accounted for under the flow-through method and, accordingly, reduce federal income taxes in the years in which their utilization is assured.

         Effective January 1, 1993, the Company revised its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax assets for all existing potential future tax benefits and then subjection of these deferred tax assets to an impairment valuation based on the likelihood of realization. (See Note 2 of Notes to Consolidated Financial Statements.)

         Interim Periods - For its cement manufacturing operations, the Company utilizes a standard manufacturing cost to identify favorable or unfavorable variances from predetermined cost estimates established by management. For interim reporting purposes, the Company charges cost of goods sold on the basis of such estimated costs for the year deferring as a charge or credit to inventory any difference between actual manufacturing costs and the standard. At year-end, any variation between the result at standard cost and actual cost is charged or credited to cost of goods sold.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES:

         Postretirement benefits - Postretirement benefits other than pensions (postretirement benefits) currently provided by the Company to its eligible retirees consist primarily of health care and life insurance benefits. In certain instances, retirees under the age of sixty-five and their dependents are offered health care benefits which are essentially the same as benefits available to active employees. However, benefit payments for covered retirees over the age of sixty-five are reduced to the extent that such benefits are paid by Medicare. Most of the Company's health care benefits are self-insured and administered on cost plus fee arrangements with a major insurance company or provided through health maintenance organizations. Generally life insurance benefits for retired employees are reduced over a number of years from the date of retirement to a specified minimum level.

         Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) and recorded a $48.5 million after-tax, non-cash charge which represented the initial estimated liability for postretirement benefits attributable to employee services provided prior to 1993. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments as the employee provides services to the Company. The Company previously expensed the cost of these benefits as claims were incurred, and it continues to pay for postretirement benefit costs as incurred.

         General and administrative expenses for 1993 included a charge of approximately $1.8 million in each of the first two quarters of the year ($3.5 million in the aggregate) representing the estimated cost of postretirement health care benefits in excess of claims incurred. The Company amended its plan for postretirement health care benefits in the latter part of the second quarter. Effective with the third quarter of 1993, the Company's accrual for estimated future postretirement benefit costs was reduced by approximately $47 million under the amended plan which the Company will amortize over the 16 years remaining average service life of its active employees as required by SFAS No. 106. These changes have eliminated the quarterly charge of approximately $1.8 million as incurred in each of the first and second quarters of 1993.

         Income Taxes - The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective January 1, 1993. SFAS No. 109 supersedes SFAS No. 96, "Accounting for Income Taxes" which was adopted by the Company in 1988. There was no cumulative effect on the Company's financial statements resulting from the adoption of SFAS No. 109. In early August 1993, the President signed into law a bill that includes, among other provisions, a one percent increase in the maximum federal income tax rate for corporations retroactive to January 1, 1993. Under the requirements of SFAS No. 109, the Company recorded a charge of approximately $2.2 million in the third quarter of 1993 to recognize the increase in the deferred tax liability as a result of the change in the corporate income tax rate.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

    Operating results and certain other financial data for the Company's principal business segments for and at the end of each year presented are as follows:

                                                                          (IN MILLIONS)
                                                             ----------------------------------------
                                                                1993           1992          1991
                                                             -----------   -----------    -----------
        Contributions to revenues:
          Cement                                             $    370.9    $    339.5     $    328.4
          Concrete Products                                       176.3         158.1          181.1
          Environmental Services                                   36.1          43.4           36.8
          Intersegment sales                                      (39.0)        (34.3)         (41.1)
          Other                                                     0.5           0.7            1.7
                                                             -----------   -----------    -----------
                                                             $    544.8    $    507.4     $    506.9
                                                             ===========   ===========    ===========
        Contributions to operating earnings (loss):
          Cement                                             $     81.9    $     62.6     $     44.9
          Concrete Products                                        (1.6)        (11.6)         (12.7)
          Environmental Services                                   (2.2)        (10.6)          (4.4)
           Write-down of certain environmental
             services assets                                       (3.1)        (21.4)           -
          Corporate
           General and administrative                             (28.9)        (32.7)         (34.1)
           Depreciation, depletion and amortization                (4.3)         (4.4)          (4.3)
           Miscellaneous income (losses)                           (2.8)          1.5           (5.1)
                                                             -----------   -----------    -----------
                                                             $     39.0    $    (16.6)    $    (15.7)
                                                             ===========   ===========    ===========
        Identifiable assets, end of year:
          Cement                                             $    591.6    $    610.4     $    626.9
          Concrete Products                                       128.0         112.6          133.3
          Environmental Services                                   39.6          41.8           42.0
          Other                                                   147.8         156.7          183.9
                                                             -----------   -----------    -----------
                                                             $    907.0    $    921.5     $    986.1
                                                             ===========   ===========    ===========
        Depreciation, depletion and amortization:
          Cement                                             $     25.9    $     27.7     $     27.2
          Concrete Products                                         8.3           9.7           10.9
          Environmental Services                                    3.4           6.7            5.0
          Other                                                     7.1           8.0            7.1
                                                             -----------   -----------    -----------
                                                             $     44.7    $     52.1     $     50.2
                                                             ===========   ===========    ===========
        Capital expenditures:
          Cement                                             $      8.5    $      4.9     $     13.0
          Concrete Products                                         3.5           1.5            5.2
          Environmental Services                                   11.0           9.7           10.4
          Other                                                     1.4           1.3            2.4
                                                             -----------   -----------    -----------
                                                             $     24.4    $     17.4     $     31.0
                                                             ===========   ===========    ===========

         The Cement segment includes the operations of eight quarrying and manufacturing facilities and a network of 17 terminals for the production and distribution of portland and masonry cement. The Concrete Products segment includes primarily the production and sale of ready-mixed concrete, and to a lesser extent, the sale of construction aggregate and concrete block. The Environmental Services segment includes the results from collection, treatment and processing of hazardous wastes and burning of hazardous waste derived fuel
(HWDF). No allocation of corporate overhead is made to the operating segments. Substantially all of the Company's operations are conducted in the United States. Intersegment sales occur primarily between the Company's Florida cement manufacturing plant and the

Florida concrete products operations and the Company's southern California cement manufacturing plant and the related concrete operations. Intersegment sales are accounted for at prices which approximate market prices and are eliminated for purposes of preparing consolidated financial statements.
Capital expenditures shown above for 1993 for the Concrete Products segment exclude $14.6 million in property, plant and equipment additions resulting from the purchase of five ready-mixed concrete batch plants and one aggregate quarry during the year. Capital expenditures shown above for the Environmental Services segment exclude $2.5 million in 1991 which was accrued as property, plant and equipment in conjunction with the $4.9 million acquisition of a seventh TSD completed in January 1992.

NOTE 4 - CASH AND CASH EQUIVALENTS:

                                                                                DECEMBER 31,
                                                                               (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Cash on hand and demand deposits                                  $     4.4     $    3.2
        Commercial paper, certificates of deposit
          and repurchase agreements - at cost, which
          approximates market value                                             3.0          9.3
                                                                          ----------    ---------
                                                                          $     7.4     $   12.5
                                                                          ==========    =========

         There is no requirement for the Company to maintain compensating balances under any of the agreements with the Company's lending banks.

NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE:

                                                                                DECEMBER 31,
                                                                               (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Trade accounts and notes receivable                               $    80.0     $   72.5
        Allowance for doubtful accounts                                        (7.0)        (6.2)
                                                                          ----------    ---------
                                                                               73.0         66.3
        Federal income tax receivables                                        -             14.9
        Other receivables                                                       2.7          4.0
                                                                          ----------    ---------
                                                                          $    75.7     $   85.2
                                                                          ==========    =========


         Significant Group Concentrations of Credit Risk - The majority of the Company's receivables are from users of portland cement, such as ready-mixed concrete producers and manufacturers of concrete products such as blocks, roof tile, pipe and prefabricated building components. Sales are also made to building materials dealers, construction contractors and, particularly from the Odessa plant, oil well cementing companies. During 1993, 1992 and 1991 approximately 52%, 49% and 50%, respectively, of the Odessa plant's cement sales volume consisted of oil well cement and the balance represented sales to local construction markets. Approximately 15%, 13% and 21% of the cement sold by the Company's Victorville, California plant in 1993, 1992 and 1991, respectively, was sold to the Company's ready-mixed concrete operations in California and approximately 37%, 42% and 52% of the cement sold by the Brooksville, Florida plant in 1993, 1992 and 1991, respectively, was sold to the Company's Florida concrete products operations. The Company is a major producer of ready-mixed concrete in the southern California counties of Los Angeles and Orange and a major producer and supplier of such products throughout Florida and southeastern Georgia. There were no sales to any single third-party customer which aggregated in excess of 10% of consolidated revenues for 1993, 1992 or 1991.

         Because both Florida and southern California were experiencing an economic downturn and a significant slowing of new construction activities, the Company recorded a supplemental $3.6 million charge to earnings in 1991 to increase its allowance for doubtful accounts in addition to the Company's customary provision. The Company has and may continue to offer extended credit terms to certain of its customers, including converting certain trade receivables into collateralized, interest-bearing notes receivable. This practice became more prevalent during 1992 in southern California where many of the Company's customers have been adversely affected by the severe recession in the construction industry in that region. A group of five such customers were indebted to the Company at December 31, 1993 for a total of $20.6 million, of which $5.2 million was included in current accounts and notes receivable with the balance in long-term assets. All of the notes and a portion of the accounts receivable, approximately 78% of the $20.6 million, are collateralized primarily by real and personal property of the businesses and, for certain receivables, by a personal guaranty of the owners. During 1993 approximately $788,000 in interest income, the majority of which has been collected, was recognized on these notes. The five customers purchased a total of approximately 252,000 tons of cement from the Company during 1993. During 1993 two of the customers defaulted in the payment terms of their notes. The Company restructured its agreement with one of the defaulting customers in the second quarter of 1993 and that customer was in compliance with the terms of the restructured agreement as of December 31, 1993. The Company has stopped selling cement on credit to the other customer in default and is presently evaluating its options for collection of outstanding balances. A third customer in this group, while not in default on its note, had difficulty in maintaining prompt payment for its cement purchases and restructuring discussions were commenced in late 1993. The Company is contractually committed to supply up to 90% of the cement requirements of one of the two non-defaulting customers on extended credit terms, provided this customer remains current with respect to both current purchases and payments on its note.

         During the final quarter of 1993, the Company purchased most of the primary ready-mixed concrete and aggregate assets of two other customers then in default for forgiveness of a total of approximately $9.2 million owed the Company, assumption of certain liabilities and other consideration. The Company realized no gain or loss on either of these transactions. In January 1994, the Company made a preliminary purchase proposal to acquire certain ready-mixed concrete and aggregate assets of the customer with which it was engaged in restructuring discussions. The proposal included, as partial consideration for the acquisition, forgiveness of the $5.8 million owed the Company as of December 31, 1993.


NOTE 6 - INVENTORIES:

                                                                                 DECEMBER 31,
                                                                                (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Finished goods                                                    $    15.4     $   14.7
        Work in process                                                         7.0          9.4
        Raw materials                                                           6.0          7.3
        Parts and supplies                                                     26.3         27.2
                                                                          ----------    ---------
                                                                          $    54.7     $   58.6
                                                                          ==========    =========

         Inventories valued on the LIFO method were $20.4 million at December 31, 1993 and $22.8 million at December 31, 1992 compared with current costs of $28.3 million and $32.2 million, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT:

                                                                                 DECEMBER 31,
                                                                                (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Land (at cost):
          Cement                                                          $    31.0     $   31.0
          Concrete Products                                                    22.1         19.0
          Environmental Services                                                3.8          3.2
          Corporate and other                                                   0.4          0.4
                                                                          ----------    ---------
                                                                               57.3         53.6
                                                                          ----------    ---------
        Plant and equipment (at cost):
          Cement                                                              665.6        658.0
          Concrete Products                                                    94.8         82.5
          Environmental Services                                               34.7         21.6
          Corporate and other                                                  17.7         18.3
                                                                          ----------    ---------
                                                                              812.8        780.4
                                                                          ----------    ---------
        Less accumulated depreciation, depletion
          and amortization                                                   (276.9)      (241.1)
                                                                          ----------    ---------
                                                                          $   593.2     $  592.9
                                                                          ----------    ---------

NOTE 8 - OTHER LONG-TERM ASSETS:

                                                                                 DECEMBER 31,
                                                                                (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Prepaid pension costs (Note 15)                                   $    20.8     $   19.2
        Long-term trade receivables (Note 5)                                   20.6         23.1
        Unamortized debt issuance costs 1                                      10.1         10.2
        Land held for sale 2                                                    7.9          8.3
        Net present value of purchased supply contracts 3                       5.9          6.4
        Other                                                                   7.1          5.0
                                                                          ----------    ---------
                                                                          $    72.4     $   72.2
                                                                          ==========    =========


- ---------------------
        (1) Costs and expenses associated with the issuance of certain of the Company's senior debt and senior subordinated notes. Debt issuance costs are being amortized over the respective terms of the debt.
        (2) Includes various non-income producing real estate parcels offered for sale.
        (3) Two contracts to supply flyash through 1997 and 1999, respectively, were acquired in conjunction with the Moore McCormack Resources, Inc. purchase in 1988. The supply contracts were recorded at their net present values at the date of acquisitiion and are being amortized over the respective lives of the contracts.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                 DECEMBER 31,
                                                                                (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Trade accounts payable                                            $    23.4     $   22.3
        Accrued liabilities, trade                                             14.8         11.9
        Accrued compensation and benefits                                      12.7         12.2
        Deferred payment obligation                                             8.8          9.0
        Current portion of pre-acquisition contingencies                        2.5          6.7
        Accrued interest payable                                                6.7          6.5
        Accrued taxes, other                                                    3.5          3.7
        Current portion of liabilities for discontinued operations              2.2          2.2
        Accrued environmental remediation costs                                 9.6          4.2
        Accrued loss contingencies on aggregate facilities                      0.7          3.7
        Current portion of postretirement benefit obligation                    3.0          -
        Other accrued liabilities                                               4.0          7.3
                                                                          ----------    ---------
                                                                          $    91.9     $   89.7
                                                                          ==========    =========

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value amounts for all financial instruments have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 1993 and 1992. Considerable judgment is required in developing these estimates, however, and accordingly no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

         Except for the following, the carrying amounts of the Company's assets and liabilities which are considered to be financial instruments approximate their value:

                                                                DECEMBER 31,
                                                               (IN MILLIONS)
                                               -----------------------------------------------
                                                       1993                      1992
                                               ---------------------    ----------------------
                                               CARRYING       FAIR       CARRYING      FAIR
                                                AMOUNT      VALUE        AMOUNT      VALUE
                                               -------   -----------    -------    -----------
                 Long-term debt                $   293.9    $   318.7   $    314.8   $   308.2
                 Unrealized loss on interest
                   rate swap agreement               -          (0.2)          -         (1.0)


         The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1993 and 1992 for which it is practicable to estimate that value:

         Long-term debt - The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt with similar terms and remaining maturities.

         Interest rate swap agreements - The fair value of the interest rate swap was the amount at which it could be settled based on estimates obtained from dealers.

NOTE 11 - LONG-TERM DEBT:

                                                                                DECEMBER 31,
                                                                               (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Senior debt:
          Revolving credit facility                                       $    19.0     $   32.0
          Promissory note                                                      18.0         22.5
          Industrial development and pollution control bonds                   41.0         41.3
          9% bank note                                                          1.5          4.4
          Other                                                                 2.7          3.2
        Subordinated debt:
          12% senior subordinated notes                                        90.0         90.0
          14% senior subordinated notes                                       121.7        121.4
                                                                          ----------    ---------
                                                                              293.9        314.8
        Less current maturities                                               (19.9)        (8.3)
                                                                          ----------    ---------
                                                                          $   274.0     $  306.5
                                                                          ==========    =========

         Restated Revolving Credit Facility - The Company's primary revolving credit facility is with Wells Fargo Bank, N.A., in its individual capacity and as agent; Societe Generale, Southwest Agency; Credit Suisse; Caisse Nationale De Credit Agricole; an affiliate of Canadian Imperial Bank of Commerce; Banque Paribas; The Bank of Nova Scotia and The First National Bank of Boston. Substantially all of the Company's assets are pledged to secure the revolving credit facility.

         On November 19, 1993, the Company and its lending banks entered into a $200 million Restated Revolving Credit Facility (Restated Revolving Credit Facility). This facility includes the issuance of standby letters of credit up to a maximum of $95 million and also includes $20 million of borrowing capacity that is reserved solely for potential funding obligations under a Keepwell Agreement with the U.S. Maritime Administration (MARAD). (See Note 14 of Notes to Consolidated Financial Statements.) The Restated Revolving Credit Facility remains the same size as the previously existing revolving credit facility and matures in November 1996. The Restated Revolving Credit Facility contains various negative and affirmative covenants and cross-default provisions and customary conditions to borrowing. Borrowings under the Restated Revolving Credit Facility bear interest at margins above either a prime rate or LIBOR as selected by the Company from time to time. On December 31, 1993, the interest rate under the Restated Revolving Credit Facility was approximately 6.0%.

         As of December 31, 1993, there were $19 million of borrowings and $71 million in letters of credit outstanding under the Restated Revolving Credit Facility leaving $90 million of unused capacity, excluding the $20 million reserved under the Keepwell Agreement. On January 5, 1994 the Company borrowed $47 million under the Restated Revolving Credit Facility to redeem $45 million principal amount of 12% Senior Subordinated Notes Due 1997 (12% Notes) and to pay the redemption premium and accrued interest thereon. On January 27, 1994 the Company used approximately $65 million of the proceeds of a January 27, 1994 sale of Series D Preferred Stock to reduce borrowings under the Restated Revolving Credit Facility. (See Note 21 of Notes to Consolidated Financial Statements.) The Company intends to use the Restated Revolving Credit Facility to redeem at par the remaining $45 million outstanding principal amount of 12% Notes as promptly as practicable after May 1, 1994.

         Promissory Note - The promissory note for $18 million as of December 31, 1993 was payable on March 31, 1994 with interest at margins above either a prime rate basis or a Eurodollar rate basis as selected by the Company from time-to-time and secured by an irrevocable letter of credit issued under the Restated Revolving Credit Facility. The face amount of the letter of credit
reduces ratably with the promissory note balance.   On January 27, 1994 the
note was prepaid without penalty using a portion of the proceeds from the Company's sale of the Series D Preferred Stock. (See Note 21 of Notes to Consolidated Financial Statements.)

         Industrial Development and Pollution Control Bonds - The industrial development and pollution control bonds were issued by various state or local financing authorities and are due on various dates through the year 2006. The obligations bear interest, which is nontaxable to the payees, at varying rates ranging from approximately 50% of the prevailing prime rate to 5.5%. The obligations are secured by irrevocable letters of credit issued under the Restated Revolving Credit Facility or by liens on the pollution control equipment.

         9% Bank Note - The 9% bank note included in current maturities of long-term debt at December 31, 1993 was payable to a commercial bank by a subsidiary of the Company and unconditionally guaranteed by the Company. The note was paid in full as scheduled in early January 1994.

         12% Senior Subordinated Notes - As of December 31, 1993 long-term debt included $90 million principal amount of 12% Notes due in 1997, but redeemable at the option of the Company, in whole or in part, at redemption prices (plus accrued interest to the date of redemption) equal to 101.714% of the principal amount through April 30, 1994 and 100% of the principal amount thereafter. On January 5, 1994 the Company borrowed $47 million under the Restated Revolving Credit Facility to redeem $45 million principal amount of 12% Notes and to pay the redemption premium and accrued interest thereon. The Company recorded a $1.6 million extraordinary charge ($1.0 million net of tax) as of December 31, 1993 to reflect the redemption premium on the early extinguishment of the debt. The Company intends to redeem at par the remaining $45 million outstanding principal amount of 12% Notes as promptly as practicable after May 1, 1994 with borrowings under the Restated Revolving Credit Facility.

         14% Senior Subordinated Notes - On October 31, 1991, the Company issued an aggregate of $125 million principal amount of 14% Senior Subordinated Notes due 2001 (Notes) and warrants to purchase 1,250,000 shares of the Company's Common Stock (Warrants) in a private placement transaction. The net proceeds of the offering were used to repay certain other Company notes in full and the balance of the proceeds was used to reduce borrowings outstanding under the Company's then existing revolving credit facility.

         The Notes were issued pursuant to an Indenture dated as of October 15, 1991 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee. Pursuant to a Registration Rights Agreement entered into at the time of the private placement, during 1992 all of the Notes were exchanged in a registered exchange offer for $125 million aggregate principal amount of the Company's 14% Senior Subordinated Notes Due 2001, Series B (Series B Notes). The Series B Notes were also issued under an indenture dated as of October 15, 1991 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, (Indenture) and the terms of the Series B Notes and such Indenture are substantially identical to those of the Notes and the original indenture. The Series B Notes pay interest semiannually, mature in ten years and are noncallable for five years, after which the Series B Notes are callable at the option of the Company, in whole or in part, at any time upon thirty days' notice at 105.25% of the principal amount, declining ratably to par on or after October 15, 1999. The Series B Notes are subordinate in right of payment to all existing and future senior debt, as defined, of the Company, rank on a parity with all existing and future senior subordinated debt, as defined, of the Company, and rank senior to all other existing and future subordinated debt of the Company. The Indenture includes affirmative and negative covenants which in certain instances restrict, among other things, incurrence of additional indebtedness, certain sales of assets and subsidiary stock, certain mergers and consolidations and dividends and distributions. Each Warrant is initially exercisable for one share of Common Stock of the Company at a price of $16.00, subject to certain anti-dilution adjustments. (See Note 21 of Notes to Consolidated Financial Statements.) The Warrants expire on October 31, 1996.

         Annual Aggregate Maturities of Long-term Debt - The approximate aggregate payments due in future years on long-term debt as of December 31, 1993 are as follows:

                                                           (IN MILLIONS)
                                                           -------------
                         1994                              $  19.9
                         1995                                  1.2
                         1996                                 20.2
                         1997                                 91.3
                         1998                                 26.8
                         Thereafter                          134.5
                                                           ---------
                                                           $ 293.9
                                                           =========

         Interest Rate Hedging Transactions - In March 1989, the Company entered into an interest rate hedging transaction with two commercial banks based on $100 million of notional principal amount that limited the Company's exposure to LIBOR interest rate fluctuations through the termination of the agreement in March 1992.

         The Company entered into an interest rate swap agreement with a commercial bank in January 1988 which, in effect, converted the interest rate on the $18 million promissory note referred to under "Promissory Note" above from a floating rate to a fixed rate of 9.225% through March 31, 1992 and 9.35% thereafter. The notional principal amount, which was $18 million and $22.5 million at December 31, 1993 and 1992, respectively, reduces ratably with the promissory note balance. The net gain or loss from the exchange of interest payments is included in interest expense. The Company recorded $1 million, $2.2 million and $2.8 million of interest expense in 1993, 1992 and 1991, respectively, as a result of these two agreements.

NOTE 12 - INCOME TAXES:

         The following table provides a breakdown of the current and deferred components of the provisions for federal and state income taxes attributable to the loss from continuing operations before income taxes and before extraordinary charges and the cumulative effect of a change in accounting principle.

                                                                    YEARS ENDED DECEMBER 31,
                                                                          (IN MILLIONS)
                                                             ----------------------------------------
                                                                1993           1992          1991
                                                             -----------   -----------    -----------
        Federal income tax expense (benefit):
          Current                                            $       .2    $    (15.5)    $    (16.9)
          Deferred                                                  (.2)         (4.6)         (11.6)
        State income tax expense (benefit):
          Current                                                    .2           -              1.0
          Deferred                                                  (.5)         (0.1)          (1.7)
                                                             -----------   -----------    -----------
                                                             $      (.3)   $    (20.2)    $    (29.2)
                                                             ===========   ===========    ===========

         A reconciliation between the income tax benefit recognized in the Company's Statement of Consolidated Earnings and the income tax benefit computed by applying the statutory federal income tax rate to the loss from continuing operations before income taxes and before extraordinary charges and the cumulative effect of a change in accounting principle follows:

                                                               YEARS ENDED DECEMBER 31, (IN MILLIONS)
                                                  ------------------------------------------------------------
                                                         1993                  1992               1991
                                                  --------------------  -----------------  -------------------
                                                    AMOUNT       %       AMOUNT      %      AMOUNT       %
                                                  ---------  ---------  --------  -------  --------   --------
         Loss from continuing operations
           before income taxes and
           before the cumulative
           effect of a change in accounting
           principle and extraordinary
           charge                                 $   .3       100.0    $ 61.6    100.0    $ 72.4      100.0
                                                  -------   ---------   -------   -----    -------     ------

         Income tax benefit computed
           at statutory rate                      $  (.1)      (35.0)   $(20.9)   (34.0)   $(24.6)     (34.0)
         Benefit of statutory depletion             (3.3)   (1,100.0)     (2.6)    (4.2)     (1.7)      (2.3)
         Cumulative effect of increase in
           statutory rate                            2.5       835.0       -        -          -         -
         Effect of non-deductibility of
           goodwill                                   .8       266.7       4.1      6.7       1.0        1.4
         Reversal of alternative minimum
           tax accrual                               -           -         -       -         (3.3)      (4.6)
         State income tax benefit                    (.2)      (66.7)     (0.1)    (0.2)     (0.5)      (0.7)
         Other                                       -           -        (0.7)    (1.1)     (0.1)      (0.1)
                                                  -------   ---------   -------   -------  -------     ------
                                                  $  (.3)     (100.0)   $(20.2)   (32.8)   $(29.2)     (40.3)
                                                  =======   =========   =======   =======  =======     ======

         The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109, and represents the change in the Company's deferred income tax liability during each year, including the effect of any enacted tax rate changes. A deferred income tax liability or asset is recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in net taxable or deductible amounts in future years as well as the recognition, in certain instances, of the tax effects of operating loss and tax credit carryforwards.

         Significant components of the Company's net deferred tax liability as of December 31, 1993 were as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                                           --------------------------
                                                                               1993           1992
                                                                           -----------    -----------
                                                                                 (IN MILLIONS)
                 Deferred tax liabilities:
                    Differences between book and tax basis of
                         property, plant and equipment                     $    153.7     $    150.0
                    Assets of overfunded pension plan                             8.0            7.2
                                                                           -----------    -----------
                                                                                161.7          157.2
                                                                           -----------    -----------

                 Deferred tax assets:
                    Postretirement benefit obligation                            30.0           -
                    Other reserves not currently deductible                      15.9           12.5
                    Deferred state income taxes                                   6.0            6.9
                    Operating loss carryforwards                                 15.5           17.9
                    Tax credit carryforwards                                      9.6            8.6
                    Other                                                         3.6            1.6
                                                                           -----------    -----------
                                                                                 80.6           47.5
                    Valuation allowance                                         (21.0)         (21.0)
                                                                           -----------    -----------
                                                                                 59.6           26.5
                                                                           -----------    -----------
                 Net deferred tax liability                                $    102.1     $    130.7
                                                                           ===========    ===========



         The Company has provided a valuation allowance of $21.0 million against deferred tax assets recorded as of December 31, 1993. There was no change in the valuation allowance for the year ended December 31, 1993. Approximately $5.5 million of the valuation allowance will be allocated to reduce goodwill and other noncurrent intangible assets in future periods if realization of tax credit carryforwards acquired as a result of business combinations that occurred in prior years becomes more likely than not.

         The Company has included in its calculation of the deferred income tax liability the tax benefits of net operating loss carryforwards of $44.2 million, net investment tax credit carryforwards after valuation allowance of $2.6 million and an alternative minimum tax carryforward of $1.5 million. If not used, the net operating loss and investment tax credit carryforwards will expire between 1998 and 2007 and between 1994 and 2005, respectively.

         The consolidated federal income tax returns of the Company and Moore McCormack Resources, Inc. (Moore McCormack) for years 1988 through 1992 and various state income tax returns are presently under examination. In the opinion of management, adequate provision has been made for income taxes that might be due as a result of these audits.

NOTE 13 - MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE:

         Kosmos Cement Company (Kosmos) is a partnership which includes a cement plant located in Kosmosdale, Kentucky and a cement plant located near Pittsburgh, Pennsylvania along with related terminals and facilities. The partnership is 25% owned by Lone Star Cement, Inc. (Lone Star) and operated and 75% owned by the Company. The Company's Consolidated Balance Sheet includes 100% of the assets and liabilities of Kosmos. Lone Star's 25% interest in Kosmos and the earnings therefrom have been reflected as "Minority interest in consolidated joint venture" and "Minority interest in earnings of consolidated joint venture" on the Company's Consolidated Balance Sheet and Statement of Consolidated Earnings, respectively.

NOTE 14 - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:

                                                                                DECEMBER 31,
                                                                               (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Estimated liabilities of discontinued Moore McCormack
            operations                                                    $     12.9    $    16.3
        Supplemental pension liabilities                                         4.3          3.2
        Other                                                                    1.6          3.2
                                                                          ----------    ---------
                                                                          $     18.8    $    22.7
                                                                          ==========    =========

         Discontinued Moore McCormack Operations - As part of the acquisition of Moore McCormack in 1988, the Company assumed certain fixed and contingent liabilities pursuant to certain guarantees and undertakings related to operations previously discontinued by Moore McCormack. As of December 31, 1993 and 1992 such estimated liabilities totaled $15.1 million and $18.5 million, respectively, $2.2 million of which were included in current liabilities in both years.

         In conjunction with the acquisition, Southdown assumed an obligation to MARAD under a Keepwell Agreement whereby the Company would keep up to $20 million available under its revolving credit facility for cash flow deficiencies of the former Moore McCormack shipping operations equal to certain of Moore McCormack's obligations to MARAD. Since that time, the shipping operations have required only seasonal advances from time-to-time under the Keepwell Agreement. There were no outstanding advances under the Keepwell Agreement as of December 31, 1993 and 1992. The Company's contingent obligation to MARAD declines to under $20 million in 1994 and by approximately $2.5 million annually thereafter.

         Supplemental Pension Liabilities - In order to provide additional retirement benefits and incentives for certain employees to remain with the Company, the Company has entered into supplemental pension agreements with those individuals. The present value of probable future cash outlays is accrued during the expected service life of the employee and charged to earnings for financial reporting purposes.

NOTE 15 - PENSION PLANS:

         The Company has a defined benefit pension plan covering substantially all salaried employees. The benefits are based on years of service and the employee's compensation and are integrated with Social Security. The Company's union employees are covered by either a multi- employer plan, a salaried plan, or a collectively bargained Company-sponsored plan providing a flat dollar benefit for each year of service. The Company's policy is to fund its pension plans in accordance with sound actuarial principles.

         Under rules promulgated by the Financial Accounting Standards Board and adopted by the Company in 1987, the funded status of the Company's pension plans is based on a comparison of the market value of the plans' assets at the end of the year with actuarial estimates of the projected benefit obligation. The assumed weighted average discount rate used to measure the projected benefit obligation was 7.5% in 1993 and 8.5% in 1992 and 1991. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4% in 1993 and 5.5% in 1992 and 1991. The expected long-term rate of return on assets was 8.5% in 1993, 1992 and 1991. Differences in estimates used and actual experience along with changes in assumptions from year-to-year are included in net deferred gains or losses. The Company amortizes the unrecognized net gains or losses whenever such amount exceeds 10% of the greater of the projected benefit obligation or the market value of plan assets. The unrecognized net obligation or net asset, unrecognized net gain or loss and prior service costs were amortized over periods of 9 to 14 years for 1993, over periods of 10 to 16 years for 1992 and over periods of 9 to 15 years for 1991 which approximated the estimated average remaining service periods of employees expected to receive benefits under the plans.

         The Company recognized pension income of approximately $1.6 million in 1993, pension income of $1.4 million in 1992 and pension expense of $500,000 in 1991 under such Company-sponsored plans. In addition to Company-sponsored plans, certain union employees of the Company's concrete operations in southern California and the Colorado cement operations are covered under multi-employer defined benefit plans administered by the respective unions. Amounts contributed to the multi-employer plans and included in pension expense were $1.8 million in 1993 and 1992 and $2.4 million in 1991.

         As of December 31, 1993 and 1992 there were no pension plans in which the accumulated benefit obligation exceeded plan assets. The following table sets forth information regarding the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1993 and 1992:

                                                                                DECEMBER 31,
                                                                               (IN MILLIONS)
                                                                          -----------------------
                                                                             1993         1992
                                                                          ----------    ---------
        Actuarial present value of accumulated
        benefit obligations:
           Vested portion                                                 $  (100.2)    $  (90.9)
           Nonvested portion                                                   (3.1)        (2.6)
                                                                          ----------    ---------
        Accumulated benefit obligation                                       (103.3)       (93.5)
        Effect of estimated future pay increases                               (4.9)        (6.2)
                                                                          ----------    ---------
        Projected benefit obligation                                         (108.2)       (99.7)
        Plan assets at fair value, primarily debt
          and equity securities 1                                             149.5        136.0
                                                                          ----------    ---------
        Overfunded status                                                      41.3         36.3
        Unrecognized net gain                                                 (22.3)       (18.8)
        Unrecognized prior service cost                                         2.2          2.3
        Unrecognized net asset                                                 (0.4)        (0.6)
                                                                          ----------    ---------
        Prepaid pension costs                                             $    20.8     $   19.2
        -----------------                                                 ==========    =========

        (1) Plan assets include 449,000 shares of the Company's Series A Preferred Stock.

         The components of net periodic pension cost included in the results of operations for the years ended December 31, 1993, 1992 and 1991 under Company-sponsored plans were as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                          (IN MILLIONS)
                                                             ----------------------------------------
                                                                1993           1992          1991
                                                             -----------   -----------    -----------
        Service cost                                         $      2.1    $      2.2     $      2.2
        Interest cost on projected benefit obligation               8.1           8.0            8.1
        Actual (return) loss on assets                            (21.4)        (11.0)         (24.1)
        Asset gain (loss) deferred                                 10.1          (0.2)          14.3
        Amortization of unrecognized -
          Net gain                                                 (0.6)         (0.4)           -
          Prior service cost                                        0.2           0.2            0.2
          Net asset                                                (0.1)         (0.2)          (0.2)
                                                             -----------   -----------    -----------
        Net pension (income) expense                         $     (1.6)   $     (1.4)    $      0.5
                                                             ===========   ===========    ===========

        Retirement Savings Plan - The Company maintains a retirement savings plan (Savings Plan) in which substantially all employees are eligible to participate. The Savings Plan is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986 (Code). Under the Savings Plan, a participating employee may elect to defer taxation on a portion of his or her eligible earnings up to a maximum amount defined by the Code, by directing the Company to contribute such earnings to the Savings Plan on the employee's behalf. A participating employee may also make after-tax contributions to the Savings Plan. The Company contributes an amount to the Savings Plan equal to 50% of an employee's contributions, subject to certain limitations. The Company's matching contributions are invested solely in its common stock acquired in open market purchases. All employee contributions and Company matching contributions are fully vested when made. Amounts held by the Savings Plan for the account of a participating employee are distributable as a lump-sum upon termination of employment for any reason. Subject to certain conditions and restrictions, a participating employee may receive a distribution or a loan of a portion of his account balance while employed by the Company. The Company contributed $1.7 million in 1993 and $1.6 million each year in 1992 and 1991, in matching contributions that were charged to compensation expense and invested in the Company's common stock.

NOTE 16 - HEALTH CARE AND LIFE INSURANCE BENEFITS:

        The Company offers health care benefits to active employees and their dependents. Certain retirees under the age of sixty-five and their dependents are also offered health care benefits which are essentially the same as benefits available to active employees. However, benefit payments for covered retirees over the age of sixty-five are reduced by benefits paid by Medicare.

        Postretirement benefits currently provided by the Company to its eligible retirees consist primarily of medical and life insurance benefits. Through December 31, 1992 the Company accounted for postretirement benefits as costs were incurred. In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, establishing a new standard for accounting for postretirement benefits. Under this new accounting standard, companies are required to recognize the full liability for postretirement benefits in their financial statements by the date the employee is eligible to receive the benefits.

        The new standard, which the Company adopted as of January 1, 1993, required immediate recognition of an initial liability for postretirement benefits attributable to employee services provided in years prior to 1993 and, thereafter, the annual cost of the actuarially determined benefit attributable to employee service in the current year. (See Note 2 of Notes to Consolidated Financial Statements.)

        The following table sets forth the Company's accumulated postretirement benefit obligation, none of which has been funded, reconciled with the amount shown in the Company's balance sheet at December 31, 1993.

                 Accumulated postretirement benefit obligation (APBO)
                     Retirees                                               $  36.6
                     Fully eligible active plan participants                    2.3
                     Other active plan participants                             6.8
                                                                            --------
                                                                               45.7
                 Plan assets at fair value                                      -
                                                                            --------
                 Accumulated postretirement benefit obligation                 45.7
                 Unrecognized net gain                                         41.1
                                                                            --------
                 Accrued postretirement benefit costs                       $  86.8
                                                                            ========

         The components of net periodic postretirement benefit costs included in the results of operations for the year ended December 31, 1993 were as follows:

                 Service cost                                               $   1.9
                 Interest cost on APBO                                          5.2
                 Amortization of unrecognized net gain                         (1.4)
                                                                            --------
                                                                            $   5.7
                                                                            ========

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1993 was 9.5% for general health care and 14% for prescription drugs in 1994, decreasing each successive year until it reaches 6% in 2017 and thereafter. The health care trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. For example, a one-percentage-point increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1993 and net periodic postretirement health care cost by approximately 7%. The assumed discount rate used in determining the APBO was 7.5%.

         Most of the Company's health care benefits are self-insured and administered on cost plus fee arrangements with a major insurance company or provided through health maintenance organizations. Claims, premiums and administrative costs incurred for active employees and their dependents were $12.3 million, $9.9 million and $10.3 million in 1993, 1992 and 1991, respectively. For retirees and their dependents these costs were $3.2 million in 1993 and $2.3 million in 1992 and 1991. In 1993, expenses recognized under SFAS No. 106 include a net charge of $2.5 million to accrue estimated postretirement health care benefits in excess of claims incurred.

         The Company provides life insurance benefits to its active and retired employees. Generally, life insurance benefits for retired employees are reduced over a number of years from the date of retirement to a minimum level. Costs accrued or paid for life insurance benefits for both active and retired employees were approximately $984,000 in 1993, $732,000 in 1992 and $800,000 in 1991.

The costs of providing such benefits for retired employees were approximately $35,000 in 1993, $41,000 in 1992 and $39,000 in 1991.

         In 1990, the Company established a Voluntary Employee Beneficiary Association (VEBA) to fund its health care benefit payments to employees, retirees and their dependents. As a result, the Company made annual contributions to a tax-exempt irrevocable trust established to make such benefit payments. The Company made payments to the trust of $15.5 million in 1991. No such payments were made in 1992 or 1993.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES:

                 Operating Leases - Rental expense covering manufacturing, transportation and certain other facilities and equipment for the years 1993, 1992 and 1991 aggregated $9.9 million, $9.2 million and $7.9 million, respectively. Minimum annual rental commitments as of December 31, 1993 under noncancellable leases are set forth as follows:

                                                                          (IN MILLIONS)
                                                             ----------------------------------------
                                                                          MANUFACTURING
                                                               MOBILE       EQUIPMENT
                                                              EQUIPMENT     AND OTHER        TOTAL
                                                             -----------   -----------    -----------
          1994                                               $       3.7   $       2.5    $       6.2
          1995                                                       3.2           2.0            5.2
          1996                                                       2.6           1.9            4.5
          1997                                                       1.4           1.8            3.2
          1998                                                       0.8           1.7            2.5
          Thereafter                                                 0.6           2.5            3.1
                                                             -----------   -----------    -----------
                                                             $      12.3   $      12.4    $      24.7
                                                             ===========   ===========    ===========

         Environmental Matters - Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that are designated as hazardous substances. In addition, the Company has entered the environmental services business. All of these activities are regulated by federal, state and local laws and regulations pertaining to human health and the environment.

         Federal environmental laws as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases into the environment of designated hazardous wastes. Among those who may be held jointly and severally liable are those who generated the hazardous waste, those who arranged for disposal of the hazardous wastes, those who owned the disposal site or facility at the time of disposal, and current owners. The Company has both given indemnification to and received indemnification from others for properties previously owned although some courts have held that indemnification for such environmental liabilities is unenforceable. Industrial operations have been conducted at some of the Company's facilities for almost 100 years. In the past, the Company disposed of various materials, both onsite and offsite, in a manner which would not be permitted under current environmental regulations. Certain of these materials are today categorized as hazardous wastes when discarded. The Company's cement kilns that burn hazardous waste, as well as its TSD facilities, are subject to extensive federal, state and local environmental laws and regulations and may be required to clean up onsite waste disposal areas under the Resource Conservation and Recovery Act (RCRA)'s corrective action program. Such clean-ups can be costly.

         While the Company's facilities at several locations are the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party (PRP) at several of its locations, most of these investigations are in their preliminary stages and final results may not be determined for years. Management of the Company believes, however, based solely upon the preliminary information the Company has developed to date, that known matters can be successfully resolved in cooperation with the local, state and federal regulating agencies and that the ultimate resolution of these matters will not have a material adverse effect upon the consolidated financial condition of the Company. Until all environmental studies and investigations have been completed, however, it is impossible to determine the ultimate costs of resolving these environmental issues. In conjunction with the acquisition of the TSD facilities, the Company established pre-acquisition contingency reserves which, in the opinion of management, are sufficient to cover the costs of correcting any known pre-acquisition environmental deficiencies at these facilities. There can be no assurances, however, that such reserves are adequate to allow for any unknown conditions that may exist.

         CKD Remediation in Ohio - As discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters", three of a number of inactive cement kiln dust (CKD) disposal sites near the Company's Fairborn, Ohio cement plant have been under investigation by the Company, as well as in some cases by federal and state environmental agencies, to determine if remedial action is required at any or all of these sites.

         The Company as well as state environmental agencies have conducted investigations to determine appropriate remedial action required at an inactive CKD disposal site in Ohio. Based on various remediation investigations, hydrogeological analyses and feasibility studies performed in prior years, the Company had recorded charges totaling $6.7 million through the end of 1992 as the estimated remediation cost for the site, increasing the initial estimates as additional information became known. In October 1993, the Company received a consulting report proposing additional refinements of earlier estimates which increased the total estimated cost to remediate this site from $6.7 million to
$9.7 million.   Accordingly, the Company recorded an additional $3 million charge in the third quarter of 1993 to recognize the change in the estimate.

         On a voluntary basis, without administrative or legal action being taken, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. On September 24, 1993, the Company filed a complaint (Complaint) against USX, alleging that USX is a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the larger of the two sites (Site). USX answered the complaint in November 1993 by filing a motion to dismiss the lawsuit. Based on advice of counsel, the Company believes that USX should not prevail on its motion to dismiss the lawsuit. Based on the limited information available as of December 31, 1993, the Company has received two preliminary engineering estimates of the potential magnitude of the remediation costs for the Site, $8 million and $32 million, depending on the assumptions used.

         The Company intends to vigorously pursue its right to contribution from USX for cleanup costs under CERCLA and Ohio law. Based upon the advice of counsel, the Company believes that USX is a responsible party because it owned and operated the site at the time of disposal of the hazardous substance, arranged for the disposal of the hazardous substance and transported the hazardous substance to the Site. Therefore, counsel to the Company has advised that it appears there is a reasonable basis for the apportionment of cleanup costs relating to the Site between the Company and USX, with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the Site and is potentially liable under CERCLA because of its current ownership of the Site. These determinations, however, are preliminary, and are based only upon facts available to the Company prior to any discovery.

         Under CERCLA and applicable Ohio law a court generally applies equitable principles in determining the amount of contribution which a potentially responsible party must provide with respect to a cleanup of hazardous substances and such determination is within the sole discretion of the court. In addition, no regulatory agency has directly asserted a claim against the Company as the owner of the Site requiring it to remediate the property, and no cleanup of the Site has yet been initiated.

         Other - The Company has certain other commitments and contingent liabilities incurred in the ordinary course of business which, in the judgment of management, will not result in losses which would materially affect its consolidated financial position.

NOTE 18 - WRITE-DOWN OF CERTAIN ENVIRONMENTAL ASSETS:

         The Company entered the environmental services business in June 1989 with the signing of an agreement involving as co- participants Browning-Ferris Industries, Inc. (BFI) and Cadence Chemical Resources (Cadence). The Company significantly expanded its commitment to the recovery of the energy value in organic hazardous wastes beginning in mid-1990 with the acquisition of a total of seven facilities to process hazardous wastes into liquid and solid hazardous waste derived fuels (HWDF) for introduction into permitted cement kilns as a partial substitute for conventional fuels.

         Contrary to management's expectations, however, the Company experienced start-up losses totaling approximately $16 million, exclusive of write-downs, in its first two and one-half years in the business. Accordingly, the Company restructured this business in late 1992, narrowing its focus by selling, or planning to sell, all but two of its TSD processing facilities.
The Tennessee facility, one of those being retained, is being upgraded and expanded to provide increased capacity for blending HWDF. As of December 31, 1993, the Company had sold three of its original seven TSDs and is continuing efforts to sell two additional TSDs. After trying unsuccessfully to sell its Alsip, Illinois facility for almost a year the Company recorded a $3.1 million pretax charge in the fourth quarter of 1993 to record an estimated $1 million in remediation costs at that facility and to write down the Illinois TSD held for sale to reflect the Company's revised estimate of net realizable value of that facility. In January 1994 the Company negotiated a letter of intent for a proposed sale of this facility that would generate neither a gain or a loss.
In 1992 the Company recorded a $21.4 million pretax charge to write down the difference between book value, including intangible assets, and the estimated realizable value of the TSDs, net of operating losses expected to occur prior to disposition, and to expense the non- recoverable portion of previously deferred environmental permitting costs incurred in the development of the environmental services business.

NOTE 19 - UNCONSOLIDATED JOINT VENTURE

         In August 1990, the Company contributed to Southdown Thermal Dynamics
(STD), a Texas general partnership, in exchange for a 50% partnership interest, the two thermal distillation processing units and certain associated assets it had acquired from BFI in conjunction with SES's purchase of the TSDs in June 1990. STD was established to construct and operate thermal distillation units for onsite treatment and remediation of refinery and other organic waste streams. Because STD was unable to establish the commercial viability of the process without substantial additional funding and because of the Company's capital commitments in its other businesses, the Company notified its joint venture partner in early August 1991 of the Company's intent to dispose of its interest in this joint venture. On January 6, 1992 a subsidiary of the Company sold its interest in the partnership to an affiliate of the other 50% partner for a note which was later exchanged for a replacement note which on November 18, 1992 was, in turn, forgiven in exchange for an indemnification and hold harmless agreement with a third party. The Company accounted for STD under the equity method as an unconsolidated joint venture and, as of December 31, 1991 wrote off its remaining capitalized investment in the joint venture with a $12.3 million pretax charge to earnings recognized in the final quarter of 1991.

NOTE 20 - DISCONTINUED OPERATIONS:

         In connection with the 1989 sale of the Company's oil and gas operations, the Company deferred recognition of a portion of its realized gain until certain potential loss contingencies were resolved. Upon expiration of the contingency period in 1992, the Company recognized an additional gain on the sale of the Company's discontinued oil and gas operations of approximately $1.4 million, $800,000, net of income taxes.

         In late August 1993 the Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field known as Ship Shoal Block 113 Unit./South Pelto 20 of which the Company's oil and gas subsidiary was part owner. The DOE has alleged certain price overcharges and is seeking to recover a total of $68 million dollars in principal and interest from Murphy Oil Company (Murphy), as operator of the property. Murphy estimated the Company's share of this total to be approximately $4 million. On January 24, 1994 the presiding Administrative Law Judge at the Federal Energy Regulatory Commission (FERC) rendered a favorable decision for Murphy, materially reducing the amount it potentially owed to the DOE. This decision also had the effect of precluding the DOE from recovering from Murphy for any alleged overcharges attributable to Pelto's "in-kind" production. Murphy has indicated that if the FERC adopts the Administrative Law Judge's opinion, Pelto will not owe anything to Murphy as a result of the DOE's claim, other than its pro rata share of attorneys' fees. The Company cannot assess the likelihood that the DOE would seek to recover sums from Pelto directly due to Pelto's "in-kind" production, but the Company believes, based on advice of counsel, that, if it did, any such claim by the DOE would be barred by limitations.

         Prior to the sale of Pelto in 1989, Pelto entered into certain gas settlement agreements, including one with Transcontinental Gas Pipe Line Corporation (Transco). The Minerals

Management Service (MMS) of the Department of the Interior has reviewed the agreement entered into with Transco in 1988 to determine whether a payment to Pelto thereunder is associated with federal or Indian leases and whether, in their view, any additional royalties may be due as a result of that payment. MMS has advised EDC of a preliminary royalty underpayment determination resulting from its review, and that MMS proposes to direct EDC to compute any gas royalties attributable to what MMS characterizes as a "contract buydown". This does not constitute a final action by MMS; its stated purpose is to give an opportunity to comment or provide additional documentation that would refute or alter MMS's preliminary determination. In late December 1993, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter. The Company is unable to determine what liability it may have, if any, with respect to this matter, but should the Company be required to make any payments to the MMS, such expenditures would result in a charge to discontinued operations.


NOTE 21 - EARNINGS PER SHARE AND CAPITAL STOCK:

EARNINGS PER SHARE

          Earnings used to compute primary per share earnings in 1993, 1992 and 1991 were net of preferred stock dividends of approximately $5.0 million, $5.0 million and $5.1 million, respectively. Primary earnings per share were computed using the average number of shares of common stock for 1993, 1992 and 1991. Because of the net losses in 1991 through 1993, the effect of an assumed conversion of the Series A and Series B Preferred Stock referred to below was anti-dilutive and, therefore, fully diluted earnings per share for those years is the same as primary earnings per share.

          The authorized capital stock of Southdown comprises 40,000,000 shares of Common Stock, $1.25 par value (Common Stock), and 10,000,000 shares of Preferred Stock, $.05 par value (the Preferred Stock). Chemical Shareholder Services Group, Inc., a subsidiary of Chemical Banking Corporation, serves as the registrar and transfer agent for the Common Stock, the Series B Preferred Stock and the Series D Preferred Stock described below and as Warrant Agent and Rights Agent for the Warrants and Rights, respectively. The Company serves as the registrar and transfer agent for the Series A Preferred Stock.

COMMON STOCK

          At December 31, 1993, 17,045,809 shares of Common Stock were issued and outstanding and held of record by approximately 1,956 shareholders, and approximately 7.6 million shares were reserved for future issuance upon exercise of options granted under employee benefit plans or warrants or upon conversion of convertible securities. Approximately 2.6 million more shares were subsequently reserved in January 1994 for issuance upon conversion of the Series D Preferred Stock. On April 25, 1991 the Board of Directors suspended the dividend on the Company's Common Stock.


WARRANTS TO PURCHASE COMMON STOCK

          In October 1991, the Company issued and sold an aggregate of 1,250,000 Warrants to purchase Common Stock (the Warrants) pursuant to the terms of a Warrant Agreement dated as of October 31, 1991 (the Warrant Agreement), between the Company and First City, Texas - Houston,

N.A., as Warrant Agent. Chemical Shareholder Services Group, Inc. is now the Warrant Agent. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $16 per share, subject to adjustment in certain circumstances, until 5:00 p.m. New York City on October 31, 1996. The number and kind of securities purchasable upon exercise of the Warrants are subject to adjustment from time-to-time upon the occurrence of certain reclassifications, mergers or consolidations, stock splits, stock dividends, certain other distributions and events and certain issuances or sales of Common Stock at prices less than market value (as defined in the Warrant Agreement). In lieu of an adjustment to the number of shares of Common Stock issuable pursuant to the exercise of the Warrants, the Company may elect to issue additional Warrants.

RIGHTS

          On March 4, 1991, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock (Right) for each outstanding share of the Company's Common Stock, to shareholders of record at the close of business on March 14, 1991. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a
Unit) of Preferred Stock, Cumulative Junior Participating Series C, par value $.05 per share (the Series C Preferred Stock), at a purchase price of $60 per Unit, subject the adjustment (the Purchase Price). The description and terms of the Rights are set forth in a Rights Agreement dated as of March 4, 1991 (the Rights Agreement) between the Company and First City, Texas-Houston, N.A., as Rights Agent. Chemical Shareholders Services Group, Inc. now serves as Rights Agent.

          The Rights are attached to all certificates representing outstanding shares of Common Stock, and no separate certificates for the Rights have been distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the date of the announcement being the Stock Acquisition Date), or (ii) ten business days (or such later date as may be determined by the Company's Board of Directors before the Distribution Date occurs) following the commencement of a tender offer or exchange offer that would result in a person's becoming an Acquiring Person.

          The Rights are not exercisable until the Distribution Date and will expire at the close of business on March 14, 2001, unless earlier redeemed or exchanged by the Company as described below. In the Rights Agreement, the Company has generally agreed to use its best efforts to cause the securities of the Company issuable pursuant to the exercise of Rights to be registered under the Securities Act, as soon as practicable after the Rights become exercisable, and to take such action as may be necessary to ensure compliance with applicable state securities laws.

          In the event (a Flip-In Event) that a person becomes an Acquiring Person (except pursuant to certain Permitted Offers as defined in the Rights Agreement) each Right will then entitle the holder to receive, upon exercise of such Right, a number of shares of Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a Current Market Price (as defined in the Rights Agreement) equal to two times the exercise price of the Right. Notwithstanding the foregoing, all Rights that are, or under certain circumstances were, beneficially owned by any Acquiring Person (or by certain related parties) will be null and void. The Purchase Price payable, and the number of Units, or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time-to-time to prevent dilution.

          For example, at an exercise of $60 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase $120 worth of Common Stock (or other consideration, as noted above), based upon its then Current Market Price, for $60. Assuming that the Common Stock had a Current Market Price of $15 per share at such time, the holder of each valid Right would be entitled to purchase 8 shares of Common Stock for $60.

          In the event (a Flip-Over Event) that, at any time on or after the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction (other than a specified type of merger that follows a Permitted Offer), or (ii) 50% or more of the Company's assets or earnings power is sold or transferred, each holder of a Right (except Rights that previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, a number of shares of common stock of the acquiring company (or in certain cases its controlling person) having a Current Market Price equal to two times the exercise price of the Right.

          At any time until ten days following a Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable, at the option of the Company, in cash, shares of Common Stock or such other consideration as the Board of Directors may determine.

          The provisions of the Rights and the Rights Agreement may in some cases discourage or make more difficult the acquisition of control of the Company by means of a tender offer, open market purchase or similar means. These provisions are intended to discourage, or may have the effect of discouraging, partial tender offers, front-end loaded two-tier tender offers and certain other types of coercive takeover tactics and inadequate takeover bids and to encourage persons seeking to acquire control of the Company first to negotiate with the Company. The Company believes that these provisions, which are similar to those of many other publicly held companies, provide benefits by enhancing the Company's potential ability to negotiate with the proponent of any unfriendly or unsolicited proposal to take over or restructure the Company that outweigh the disadvantages of discouraging such proposals because, among other things, negotiation of such proposals could result in an improvement in their terms.

PREFERRED STOCK

          The Board of Directors is authorized to designate series of Preferred Stock and fix the powers, preferences and rights of the shares of such series and the qualifications, limitations or restrictions thereon.

          Series A Preferred Stock - Pursuant to the terms of the Restated Articles of Incorporation (Restated Articles), the Board of Directors has created a series of Preferred Stock consisting of 1,999,998 shares of Preferred Stock, $.70 Cumulative Convertible Series A (Series A Preferred Stock). The Series A Preferred Stock is senior to the Series B Preferred Stock with respect to dividends and assets. As of December 31, 1993, 1,999,000 shares of Series A Preferred Stock were issued and outstanding. All such shares are fully paid and nonassessable.

          The Series A Preferred Stock (a) has a stated value and liquidation preference of $10 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $.70 per year, payable quarterly, and entitle the holders of a majority thereof to elect two directors if dividends are in arrears for at least 540 days, (c) is initially convertible into one-half of a share of Common Stock for each share of Series A Preferred Stock, subject to adjustment,
(d) is redeemable at the option of the Company at 120% of the $10 stated value thereof (declining to 100% of the stated value after April 30, 1997) plus accrued and unpaid dividends, and (e) is entitled to one vote per share, voting as a class with the Common Stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the holders of Series A Preferred Stock have certain class voting rights, including the right to approve certain mergers, consolidations and sales of assets; however, if a holder of Series A Preferred Stock does not grant a proxy to the Board of Directors to vote in favor of any such merger, consolidation or sales of assets, the Company may redeem such holder's shares of Series A Preferred Stock without the payment of any redemption premium. The Company has reserved 999,500 shares of Common Stock for issuance upon conversion of the Series A Preferred Stock. Dividends paid on the Series A Preferred Stock amounted to approximately $1.4 million in each of the last three years.

          Series B Preferred Stock- Pursuant to the terms of the Restated Articles, the Board of Directors has created a series of Preferred Stock consisting of 960,000 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (the "Series B Preferred Stock"). The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividends and assets.
As of December 31, 1993, 959,000 shares of Series B Preferred Stock were issued and outstanding. All such shares are fully paid and nonassessable. Dividends paid on the Series B Preferred Stock amounted to approximately $3.6 million in each of the last three years.

          The Series B Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $3.75 per year, payable semi-annually, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 180 days, (c) is initially convertible into two and one-half shares of Common Stock for each share of Series B Preferred Stock, subject to adjustment, (d) is redeemable at the option of the Company at 100% of the $50 stated value thereof plus accrued and unpaid dividends, and (e) is entitle to one vote per share, voting as a class with the Common Stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the holders of the Series B Preferred Stock have certain class voting rights. The Company has reserved 2,397,500 shares of Common Stock for issuance upon conversion of the Series B Preferred Stock. In addition, the Series B Preferred Stock is exchangeable, in whole but not in part, at the option of the Company at any time for the Company's 7 1/2% Convertible Subordinated Debentures Due 2013 (the "Debentures") at a rate of $50 in principal amount of Debentures per share of Series B Preferred Stock, provided that all dividends on the Series B Preferred Stock have been paid through the date of such exchange. The Company's Restated Revolving Credit Facility requires the Company to obtain the consent of the lenders thereunder as a condition to the exchange of the Series B Preferred Stock for the Debentures.

          In addition, the Company is actively considering calling for redemption all of the oustanding shares of its Series B Preferred Stock at the redemption price of $50.00 per share plus accrued and unpaid dividends to the redemption date. Each share of Series B Preferred Stock is convertible into
2.5 shares of the Company's common stock (equivalent to a conversion price of $20.00 per share of common stock).

          Series C Preferred Stock - In connection with the distribution of the Rights on March 14, 1991, the Board of Directors of the Company authorized 400,000 shares of Series C Preferred Stock, none of which are outstanding. The Series C Preferred Stock would be issued only upon the exercise of Rights and only if the Rights were exercised. The Rights are not exercisable as of the date hereof. See "-- Rights". If issued, the Series C preferred Stock would be junior to the Series A Preferred Stock, the Series B Preferred Stock and the Series D Preferred Stock with respect to dividends and assets.

          Series D Preferred Stock - Pursuant to the terms of the Restated Articles, the Board of Directors in 1994 authorized creation of a series of Preferred Stock consisting of 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D. The Series D Preferred Stock ranks junior to the Series A Preferred Stock, pari passu with the Series B Preferred Stock, and will be senior to any Series C Preferred Stock that may be issued. A total of 1,725,000 shares of Series D Preferred Stock were sold on January 27, 1994. Dividends on the Series D Preferred Stock will be approximately $5 million per year.

          The Series D Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative annual dividend of $2.875 per share, payable quarterly, and entitles the holders thereof, voting together as a single class with all other series or classes of preferred stock which are pari passu with the Series D Preferred Stock as to dividends and which specifically state that they shall vote with the Series D Preferred Stock in such a case (which does not include the Series A Preferred Stock, the Series B Preferred Stock or, if any is issued, the Series C Preferred Stock), to elect two directors if dividends are in arrears for at least six quarterly dividend periods, (c) is initially convertible into
1.511 shares of Common Stock for each share of Series D Preferred Stock, subject to adjustment, (d) may be converted at the option of the Company, in whole but not in part, at any time on and after January 27, 1997 and until January 27, 2001, if for at least 20 trading days within a period of 30 consecutive trading days, including the last trading day of such 30 trading day period, the closing price of the Common Stock equals or exceeds 130% of the conversion price, into 1.511 shares of Common Stock, subject to adjustment, (e) is redeemable at the option of the Company at 100% of the started value thereof plus accrued and unpaid dividend on and after January 27, 2001, and (f) is entitled to one vote per share, voting as a class with the Common Stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the Series D Preferred Stock has certain class voting rights. The Company has initially reserved 2,606,475 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock.

NOTE 22 - STOCK OPTION AND INCENTIVE PLANS:

          1991 Directors' Plan - Under the 1991 Nonqualified Stock Option Plan for Non-Employee Directors (1991 Directors' Plan), options for a total of up to 150,000 shares of the Company's common stock are available for grant to directors of the Company who are not employed by the Company or any of the Company's subsidiaries. In 1991, the Board of Directors awarded to each of the Company's five non-employee directors an option to purchase 10,000 shares of the Company's common stock in the future. Newly elected non-employee directors shall be automatically granted an option to acquire 10,000 shares of the Company's common stock upon the date of a director's election to the Board of Directors. An additional option to acquire 5,000 shares of the Company's common stock shall be awarded to each non-employee director on the date of the annual meeting of shareholders at which the non-employee director is reelected to serve an additional three-year term. As provided in the 1991 Directors' Plan, options vest immediately to the extent of 25% of the total options and an additional 25% on each of the first through the third anniversaries from the date of the grant. Options granted under the 1991 Directors' Plan expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1993 under the 1991 Director's Plan were 45,000.

          1989 Plan - Under the 1989 Stock Option Plan (1989 Plan) for officers and certain key employees of the Company and its subsidiaries, options for a total of up to 2,000,000 shares of the Company's common stock were initially available for award of which 869,800 options had been awarded as of December 31, 1993. As provided in the 1989 Plan, 20% of the options vest 90 days after the date of grant and an additional 20% vest on each of the first through the fourth anniversaries from the date of grant. Options granted under the 1989 Plan expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1993 under the 1989 Plan were 1,130,200.

          1987 Plan - Under the 1987 Stock Option Plan (1987 Plan) for officers and certain key employees of the Company and its subsidiaries, a total of up to 2,000,000 shares of the Company's common stock were initially available for award of which 1,798,822 shares had been awarded as of December 31, 1992. As provided in the 1987 Plan, options vest immediately upon grant to the extent of 40% of the total. An additional 30% of the options vest on each of the first and second anniversaries from the date of grant. Options granted under the 1987 Plan expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1993 under the 1987 Plan were 201,178.

          Information with respect to the Company's stock option plans is as follows:


                                                                              SHARES        AVERAGE
                                                               OPTIONS        UNDER         OPTION
                                                             EXERCISABLE      OPTION         PRICE
                                                             -----------      ------         -----
        Balance, December 31, 1990                            1,158,841     1,415,741     $     20.99
                                                             ===========                  ===========

        Granted                                                               386,000           14.76
        Exercised                                                             (21,040)          15.41
        Canceled                                                             (239,500)          23.57
        ---------------------------------------------------------------------------------------------
        Balance, December 31, 1991                            1,151,301     1,541,201           19.12
                                                             ===========                  ===========

        Granted                                                               472,500           14.02
        Exercised                                                                -               -
        Canceled                                                             (163,000)          24.60
        ---------------------------------------------------------------------------------------------
        Balance, December 31, 1992                            1,118,151     1,850,701           17.20
                                                             ===========                  ===========

        Granted                                                               122,105           13.37
        Exercised                                                            (442,110)          15.83
        Canceled                                                             (124,674)          19.71
        ---------------------------------------------------------------------------------------------
        Balance, December 31, 1993                            1,188,622     1,406,022     $     17.25
                                                             ===========   ==========     ===========

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SOUTHDOWN, INC.

Southdown, Inc.
Houston, Texas


         We have audited the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1993 and 1992, and the related statements of consolidated earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the consolidated financial statement schedules listed in the "Index to Other Required Schedules". These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southdown, Inc. and subsidiary companies as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes effective January 1, 1993 to conform with Statements of Financial Accounting Standards No. 106 and 109, respectively.





DELOITTE & TOUCHE

Houston, Texas
January 27, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OF FINANCIAL DISCLOSURE.

         None


                                P A R T   I I I



ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.


                                 P A R T   I V


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K.

(a)      1. and 2.        FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                          SCHEDULES
                          Item 8 of this report lists certain consolidated financial statements and supplementary data of the Company and its subsidiaries. For other required schedules, see "Index to Other Required Schedules" on Page S-1 of this document.

         3.               Exhibits

                                                                                                                     SEQUENTIALLY
                                                                                                                       NUMBERED
         NUMBER                                        DESCRIPTION OF EXHIBIT                                            PAGE
         ------                                        ----------------------                                            ----
    3.1     Restated Articles of Incorporation of the Company, as amended through January 24, 1994 - incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 21, 1993  . . . . .

  * 3.2     Articles of Amendment to the Restated Articles of Incorporation of the Company dated January 25, 1994 . .

    3.3     Bylaws of the Company amended as of April 20, 1993 - incorporated by reference from Exhibit 99.2 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993   . . . . . . . . . . . . . .

    4.1     Indenture dated as of May 1, 1987 between the Company and Texas Commerce Bank National Association, as
            Trustee - incorporated by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1991   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    4.2     First Supplemental Indenture dated October 31, 1991, supplementing the Indenture dated as of May 1, 1987 between the Company and Texas Commerce Bank National Association - incorporated by reference from Exhibit
            4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991   . . . . . .

    4.3     Indenture dated as of October 15, 1991 between the Company and State Street Bank and Trust Company of
            Connecticut, National Association, as Trustee as amended by First Supplemental Indenture dated as of
            December 10, 1993 - incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K
            dated December 21, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    4.4     Warrant Agreement dated as of October 31, 1991 between the Company and Texas Commerce Bank, National
            Association (formerly First City, Texas - Houston, N.A.) as Warrant Agent - incorporated by reference from
            Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991   . .

    4.5     Rights Agreement dated as of March 4, 1991 between the Company and Texas Commerce Bank National Association
            (formerly First City, Texas - Houston, N.A.) as Rights Agent - incorporated by reference from Exhibit A to the Company's Current Report on Form 8-K dated March 4, 1991  . . . . . . . . . . . . . . . . . . . . . .

  * 4.6     Description of Capital Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                                                                                     SEQUENTIALLY
         EXHIBIT                                                                                                       NUMBERED
         NUMBER                                        DESCRIPTION OF EXHIBIT                                            PAGE
         ------                                        ----------------------                                            ----
    4.7     Registration Rights and Lock Up Agreement dated November 22, 1993 among the Company, Richard C. Blum &
            Associates, Inc. and The Carpenters Pension Trust for Southern California - incorporated by reference to
            Exhibit 4.2 to the Current Report on Form 8-K dated December 21, 1993   . . . . . . . . . . . . . . . . . .

    4.8     Certain instruments defining the rights of holders of long-term debt instruments representing less than 10%
            of the consolidated assets of the Company have not been filed as exhibits to this report.  The Company agrees to furnish a copy of any such instrument to the Commission upon request  . . . . . . . . . . . . . .

  +10.1     1987 Stock Option Plan of Southdown, Inc. - incorporated by reference from Exhibit 10.3 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1992  . . . . . . . . . . . . . . . . . .

  +10.2     Form of Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.4 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1992  . . . . . . . . . . . . . . . . . .

  +10.3     1989 Stock Option Plan of Southdown, Inc. - incorporated by reference from Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1993   . . . . . . . . . . . . . . . . . . . .

  +10.4     1991 Nonqualified Stock Option Plan for Non-Employee Directors of the Company and form of related Stock
            Option Agreement of the Company - incorporated by reference from Exhibit 28.1 to the Company Registration
            Statement on Form S-8 dated January 17, 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  +10.5     Special Severance Program dated May 18, 1989 - incorporated by reference from Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1993   . . . . . . . . . . . . . . . . . . . .

  +10.6     Form of Supplemental Pension Agreement and amendment to Supplemental Pension Agreement - incorporated by
            reference from Exhibit 10.3 to the Company's Quarterly Report for the quarter ended June 30, 1993   . . . .

                                                                                                                     SEQUENTIALLY
         EXHIBIT                                                                                                       NUMBERED
         NUMBER                                        DESCRIPTION OF EXHIBIT                                            PAGE
         ------                                        ----------------------                                            ----
  +10.7     Employment Agreements and form of Amendment to Employment Agreements between the Company and certain executive officers, as more specifically described below:

                                                   Date of
                 Name of Officer                   Employment Agreement
                 ---------------                   --------------------
                 (a)  Clarence C. Comer            June 1, 1988
                 (b)  Edgar J. Marston III         June 1, 1988
                 (c)  James L. Persky              June 1, 1988
                 (d)  Dennis M. Thies              June 1, 1988
                 (e)  J. Bruce Tompkins            November 1, 1989
                 (f)  Joseph W. Devine             August 13, 1990
                 (g)  Eugene P. Martineau          March 23, 1992

            - incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  +10.8     Discretionary Bonus Program for Senior Executive Officers - incorporated by reference from Exhibit 10.21 to
            the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992    . . . . . . . . . .

   10.9     Second Amended and Restated Credit Agreement as of November 19, 1993 among the Company; Wells Fargo Bank,
            N.A. (in its individual capacity and as agent); Societe Generale, Southwest Agency; Credit Suisse; Caisse
            National De Credit Agricole; Banque Paribas; CIBC, Inc.; The Bank of Nova Scotia and the First National Bank
            of Boston - incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated
            December 21, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.10     Promissory Note dated April 3, 1984 executed by Southwestern Cement Enterprises, Inc. in favor of Martin
            Marietta Corporation - incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1989  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.11     Agreement dated as of June 19, 1989 by and among BFI Environmental Systems, Inc., Cadence Chemical
            Resources, Inc. and the Company - incorporated by reference from Exhibit 10.5 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1993   . . . . . . . . . . . . . . . . . . . . . . . . .

  10.12     Licensing and Supply Agreement dated as of June 19, 1989 by and between Cadence Chemical Resources, Inc. and the Company - incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
            the quarter ended June 30, 1993 [Portions of this exhibit are subject to an order of the Securities and
            Exchange Commission granting the Company's application for confidential treatment pursuant to Rule 24b-2]

                                                                                                                     SEQUENTIALLY
         EXHIBIT                                                                                                       NUMBERED
         NUMBER                                        DESCRIPTION OF EXHIBIT                                            PAGE
         ------                                        ----------------------                                            ----
  10.13     Purchase Agreement dated May 23, 1990 by and among Southdown, Inc., Browning-Ferris Industries, Inc. and
            Cecos International, Inc. - incorporated by reference from Exhibit 28.3 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1990   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.14     First Amendment to Purchase Agreement dated May 23, 1990 by and among Southdown, Inc., Browning-Ferris
            Industries, Inc. and Cecos International, Inc. - incorporated by reference from Exhibit 28.4 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990   . . . . . . . . . . . . . . .

  10.15     Agreement dated September 24, 1990 by and between a wholly-owned subsidiary of the Company and Torco Oil
            Company - incorporated by reference from Exhibit 28.6 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1990  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.16     Agreement and First Amendment to Agreement dated October 1, 1990 by and between a wholly-owned subsidiary of the Company and Torco Oil Company - incorporated by reference from Exhibit 28.6 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1990  . . . . . . . . . . . . . . . . . . . . . . .

  10.17     Agreement dated September 21, 1990 by and between a wholly-owned subsidiary of the Company and Leslie S.
            Allen - incorporated by reference from Exhibit 28.8 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1990  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.18     Agreement and First Amendment to Agreement dated September 28, 1990 by and between a wholly-owned subsidiary of the Company and Leslie S. Allen - incorporated by reference from Exhibit 28.9 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1990  . . . . . . . . . . . . . . . . . . . . . . .

  10.19     Agreement dated May 1, 1989 by and between a wholly-owned subsidiary of the Company and the International
            Union of Operating Engineers, Local Union No. 12 - incorporated by reference from Exhibit 28.2 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990  . . . . . . . . . . . . .

  10.20     Agreement dated June 20, 1990 by and between a wholly-owned subsidiary of the Company and the International
            Union of Operating Engineers, Local Union No. 9 - incorporated by reference from Exhibit 28.3 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990  . . . . . . . . . . . . .

                                                                                                                     SEQUENTIALLY
         EXHIBIT                                                                                                       NUMBERED
         NUMBER                                        DESCRIPTION OF EXHIBIT                                            PAGE
         ------                                        ----------------------                                            ----
  10.21     Agreement Number One dated as of March 18, 1992 and June 5, 1992 to Agreement dated June 20, 1990 by and between a wholly-owned subsidiary of the Company and the International Union of Operating Engineers, Local
            Union No. 9 incorporated by reference from Exhibit 10.34 to the Company's Annual Report of Form 10-K for the
            fiscal year ended December 31, 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.22     Agreement dated July 31, 1990 by and between a wholly-owned subsidiary of the Company, United Cement Lime,
            Gypsum and Allied Workers Division, Boilermakers International Union, A.F.L. - C.I.O. and Local Union No.
            D476 -incorporated by reference from Exhibit 28.4 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1990  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.23     Agreement dated August 16, 1990 by and between a wholly-owned subsidiary of the Company, Local Union No. 49 and Independent Workers of North America -incorporated by reference from Exhibit 28.5 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1990  . . . . . . . . . . . . . . . . . .

  10.24     Agreement dated June, 1991 by and between the Southwestern Portland Cement Company and the International
            Brotherhood of Boilermakers, Cement, Lime, Gypsum, and Allied Workers Division, Local Lodge No. D357 -
            incorporated by reference from Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.25     Agreement dated March 26, 1991 by and between the Company and Cement, Lime and Gypsum Worker's Division,
            Boilermaker's Union, Local Lodge No. D140 - incorporated by reference from Exhibit 28.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1991   . . . . . . . . . . . . . . . . . . . .

  10.26     Agreement dated May 1, 1993 by and between Kosmos Cement Company and the International Brotherhood of
            Boilermakers, Cement, Lime, Gypsum and Allied Workers Division Local Lodge No. D595 - incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
            30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.27     Agreement dated July 31, 1991 by and between the Company and the United Cement, Lime, Gypsum and Allied
            Worker's Division, Boilermaker's International Union, A.F.L. - C.I.O., Local No. D476 - incorporated by reference from Exhibit 28.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

* 10.28     Agreement dated August 16, 1993 by and between the Company and the United Paperworkers International Union

                                                                                                                     SEQUENTIALLY
         EXHIBIT                                                                                                       NUMBERED
         NUMBER                                        DESCRIPTION OF EXHIBIT                                            PAGE
         ------                                        ----------------------                                            ----
  10.29     Agreement dated as of February 19, 1991, between the Registrant and Southcoast Capital Corporation -
            incorporated by reference from Exhibit 28.1 to the Company's Registration Statement on Form S-3 dated April
            1, 1991   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.30     Settlement Agreement dated April 16, 1993, among the Company, Richard C. Blum & Associates, Inc. and the
            Carpenters Pension Trust for Southern California - incorporated by reference from Exhibit 10.1 to the
            Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1993  . . . . . . . . . . . . . . .

    *11     Statement of computation of per share earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    *22     Significant Subsidiaries of Southdown, Inc. as of December 31, 1993   . . . . . . . . . . . . . . . . . . .

    *23     Consent of independent auditors   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

- --------------------
* Filed herewith
+ Compensatory plan or management agreement.

    (b)     REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 1993.

            On January 4, 1994 a Current Report on Form 8-K was filed relating to (i) two inactive cement kiln dust disposal sites owned by the Company and (ii) a claim for indemnification by Energy Development Corporation.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 SOUTHDOWN, INC.
                                  (Registrant)

                                        By      CLARENCE C. COMER
                                          -----------------------------------
                                                Clarence C. Comer
                                        President and Chief Executive Officer
Date:  February 24, 1994

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 SIGNATURES                     POSITIONS                                       DATE
                 ----------                     ---------                                       ----
          G. WALTER LOEWENBAUM, II             Chairman of the Board of                      February 24, 1994
- ------------------------------------------     Directors
          G. Walter Loewenbaum, II

                W. J. CONWAY                   Vice Chairman of the Board of                 February 24, 1994
- ------------------------------------------     Directors
                W. J. Conway

             CLARENCE C. COMER                 President, Chief Executive Officer            February 24, 1994
- ------------------------------------------     and Director (Principal Executive
             Clarence C. Comer                 Officer)


              JAMES L. PERSKY                  Senior Vice President - Finance               February 24, 1994
- ------------------------------------------     (Principal Financial Officer)
              James L. Persky

               ALLAN KORSAKOV                  Corporate Controller (Principal               February 24, 1994
- ------------------------------------------     Accounting Officer)
               Allan Korsakov

             FENTRESS BRACEWELL                Director                                      February 24, 1994
- ------------------------------------------
             Fentress Bracewell

            KILLIAN L. HUGER JR.               Director                                      February 24, 1994
- ------------------------------------------
            Killian L. Huger Jr.

            EDGAR J. MARSTON III               Director                                      February 24, 1994
- ------------------------------------------
            Edgar J. Marston III

            MICHAEL A. NICOLAIS                Director                                      February 24, 1994
- ------------------------------------------
            Michael A. Nicolais

             V. H. VAN HORN III                Director                                      February 24, 1994
- ------------------------------------------
             V. H. Van Horn III

                 SIGNATURES                    POSITIONS                                         DATE
                 ----------                    ---------                                         ----
              RONALD N. TUTOR                  Director                                      February 24, 1994
- ------------------------------------------
              Ronald N. Tutor

               FRANK J. RYAN                   Director                                      February 24, 1994
- ------------------------------------------
               Frank J. Ryan

              ROBERT J. SLATER                 Director                                      February 24, 1994
- ------------------------------------------
              Robert J. Slater

             STEVEN B. WOLITZER                Director                                      February 24, 1994
- ------------------------------------------
             Steven B. Wolitzer

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       INDEX TO OTHER REQUIRED SCHEDULES

                                                                                                           PAGE
                                                                                                           ----

Other schedules for the years ended December 31, 1993, 1992 and 1991:
           II  - Amounts receivable from related parties and underwriters,
                 promoters and employees other than related parties  . . . . . . . . . . . . . . . .     S-2

            V  - Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .     S-3

           VI  - Accumulated depreciation, depletion and amortization of
                 property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .     S-4

          VII  - Guarantees of securities of other issuers . . . . . . . . . . . . . . . . . . . . .     S-5

         VIII  - Valuation and qualifying accounts . . . . . . . . . . . . . . . . . . . . . . . . .     S-6

            X  - Supplemental statement of earnings information  . . . . . . . . . . . . . . . . . .     S-7



         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                     SCHEDULE II

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                                 (IN THOUSANDS)


====================================================================================================================
                                                                                                    BALANCE AT END
                                               BALANCE AT                                             OF PERIOD
                                                                                                  ------------------
                                               BEGINNING                                                       NON-
                          DEBTOR               OF PERIOD   ADDITIONS   COLLECTIONS   WRITE-OFFS   CURRENT    CURRENT
- --------------------------------------------------------------------------------------------------------------------
1991  . . . . . . .   Edgar J. Marston III 1    $   350        -         $    50       -          $   50     $  250
                      H. Earl Webber 2          $   198        -         $   198       -              -          -
                      Clarence C. Comer 3       $   747        -              -        -              -      $  747
                      Southdown Thermal
                      Dynamics 4                $ 6,000     $3,946            -      $(9,946)         -          -

1992  . . . . . . .   Edgar J. Marston III 1    $   300        -         $    50       -          $   50     $  200
                      Clarence C. Comer 3       $   747        -              -        -              -      $  747


1993  . . . . . . .   Edgar J. Marston III 1    $   250        -         $    50       -          $   50     $  150
                      Clarence C. Comer 3       $   747        -              -        -              -      $  747


- --------------
(1) The Company's Employment Agreement with Mr. Marston extended a loan of $500,000 to Mr. Marston on an interest-free basis to be repaid in ten annual installments of $50,000 beginning June 1, 1988, subject to the outstanding indebtedness being forgiven in the event that Mr. Marston becomes disabled.
(2) Non-interest bearing note secured by Mr. Webber's personal residence in Florida payable upon sale of said residence.
(3) Note secured by 21,000 shares of the Company's Series B preferred stock payable December 15, 1996 with interest payable semi- annually at the Company's borrowing rate on the Restated Revolving Credit Facility plus 1/8%.
(4) Loan made to a partnership in which a subsidiary of the Company owned a 50% interest. On January 6, 1992 the Company forgave this loan in conjunction with the sale ofthe Company's interest in the joint venture to an affiliate of the other 50% partner. (See Note 19 of Notes to Consolidated Financial Statements.)

                                                                      SCHEDULE V
                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                        PROPERTY, PLANT AND EQUIPMENT 1
                                 (IN THOUSANDS)

==============================================================================================================
                                                                                       OTHER
                                          BALANCE AT                                  CHANGES         BALANCE
                                          BEGINNING      ADDITIONS                      ADD           AT END
                                          OF PERIOD       AT COST     RETIREMENTS     (DEDUCT)       OF PERIOD
- --------------------------------------------------------------------------------------------------------------
Year ended December 31, 1991:
   Land:
     Cement   . . . . . . . . . . . .    $    27,117    $    1,741    $    (16)     $    1,607 2    $   30,449
     Concrete Products  . . . . . . .         24,327             4          -           (5,326)5        19,005
     Environmental Services   . . . .          4,238            -           -               -            4,238
     Corporate and other  . . . . . .            427            -           -               -              427
                                         -----------    ----------    ---------     -----------     ----------
                                              56,109         1,745         (16)         (3,719)         54,119
                                         -----------    ----------    ---------     -----------     ----------
   Plant and equipment:
     Cement   . . . . . . . . . . . .        645,231        11,227        (579)           (126)3       655,753
     Concrete Products  . . . . . . .        114,662         5,158      (1,621)        (29,055)5        89,144
     Environmental Services   . . . .         15,460        10,359         (73)          2,440 4        28,186
     Corporate and other  . . . . . .         14,741         2,464          -              113 3        17,318
                                         -----------    ----------    ---------     -----------     ----------
                                             790,094        29,208      (2,273)        (26,628)        790,401
                                         -----------    ----------    ---------     -----------     ----------
                                         $   846,203    $   30,953    $ (2,289)     $  (30,347)     $  844,520
                                         ===========    ==========    =========     ===========     ==========
Year ended December 31, 1992:
   Land:
     Cement   . . . . . . . . . . . .    $    30,449    $      449    $    (81)     $      141 3    $   30,958
     Concrete Products  . . . . . . .         19,005            -         (127)            127 3        19,005
     Environmental Services   . . . .          4,238            27         (92)           (923)6         3,250
     Corporate and other  . . . . . .            427            -           -               -              427
                                         -----------    ----------    ---------     -----------     ----------
                                              54,119           476        (300)           (655)         53,640
                                         -----------    ----------    ---------     -----------     ----------
   Plant and equipment:
     Cement   . . . . . . . . . . . .        655,753         4,451      (1,979)           (245)3       657,980
     Concrete Products  . . . . . . .         89,144         1,531      (7,470)           (699)3        82,506
     Environmental Services   . . . .         28,186         9,665      (2,557)        (13,673)6        21,621
     Corporate and other  . . . . . .         17,318         1,258        (124)           (114)3        18,338
                                         -----------    ----------    ---------     -----------     ----------
                                             790,401        16,905     (12,130)        (14,731)        780,445
                                         -----------    ----------    ---------     -----------     ----------
                                         $   844,520    $   17,381    $(12,430)     $  (15,386)     $  834,085
                                         ===========    ==========    =========     ===========     ==========
Year ended December 31, 1993:
   Land:
     Cement   . . . . . . . . . . . .    $    30,958    $       -     $     -       $       -       $   30,958
     Concrete Products  . . . . . . .         19,005            -         (409)          3,463 7        22,059
     Environmental Services   . . . .          3,250             2          -              550 8         3,802
     Corporate and other  . . . . . .            427            -           -               -              427
                                         -----------    ----------    ---------     -----------     ----------
                                              53,640             2        (409)          4,013          57,246
                                         -----------    ----------    ---------     -----------     ----------
   Plant and equipment:
     Cement   . . . . . . . . . . . .        657,980         8,529        (860)            (38)3       665,611
     Concrete Products  . . . . . . .         82,506         3,541      (2,333)         11,128 7        94,842
     Environmental Services   . . . .         21,621        10,992         (83)          2,207 8        34,737
     Corporate and other  . . . . . .         18,338         1,358      (2,043)             -           17,653
                                         -----------    ----------    ---------     -----------     ----------
                                             780,445        24,420      (5,319)         13,297         812,843
                                         -----------    ----------    ---------     -----------     ----------
                                         $   834,085    $   24,422    $ (5,728)     $   17,310      $  870,089
                                         ===========    ==========    =========     ==========      ==========

- -------------
(1) See Note 1 of Notes to Consolidated Financial Statements for depreciation method, useful lives and rates.
(2)  Primarily reclassification between segments and Other Assets.
(3)  Miscellaneous reclassification.
(4) See Note 18 of Notes to Consolidated Financial Statements for information regarding the purchase of hazardous waste processing facilities.
(5) Relates primarily to the sale of the Company's Florida aggregate operation.
(6) Deductions include the write-down of certain Environmental Services assets to net realizable value and the reclassification of three hazardous waste processing facilities' property, plant and equipment to current assets held for sale. (See Note 18 of Notes to Consolidated Financial Statements.)
(7) Relates to the acquisition of various ready-mixed concrete batch plants and one aggregate quarry.
(8) Includes the reclassification of one hazardous waste processing facilities' property, plant and equipment from current assets held for sale.

                                                                     SCHEDULE VI

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)



==============================================================================================================
                                                        ADDITIONS                     OTHER
                                          BALANCE AT     CHARGED                     CHANGES         BALANCE
                                          BEGINNING     TO COSTS                       ADD           AT END
                                          OF PERIOD   AND EXPENSES   RETIREMENTS     (DEDUCT)       OF PERIOD
- --------------------------------------------------------------------------------------------------------------
Year ended December 31, 1991:
   Cement . . . . . . . . . . . . . .     $  145,444    $   27,065   $   (396)     $     169 1    $    172,282
   Concrete Products  . . . . . . . .         30,062        10,329     (1,217)        (8,178)2          30,996
   Environmental Services . . . . . .            575         1,534         (7)            20 1           2,122
   Corporate and other  . . . . . . .          2,663         2,216        -             (194)1           4,685
                                          ----------    ----------   ---------     ----------     ------------
                                          $  178,744    $   41,144   $ (1,620)     $  (8,183)     $    210,085
                                          ==========    ==========   =========     ==========     ============


Year ended December 31, 1992:
   Cement . . . . . . . . . . . . . .     $  172,282    $   27,548   $ (1,850)     $     151 1    $    198,131
   Concrete Products  . . . . . . . .         30,996         9,052     (5,931)          (867)2          33,250
   Environmental Services . . . . . .          2,122         2,976       (559)        (1,692)3           2,847
   Corporate and other  . . . . . . .          4,685         2,456        (70)          (156)1           6,915
                                          ----------    ----------   ---------     ----------     ------------
                                          $  210,085    $   42,032   $ (8,410)     $  (2,564)     $    241,143
                                          ==========    ==========   =========     ==========     ============


Year ended December 31, 1993:
   Cement . . . . . . . . . . . . . .     $  198,131    $   25,741   $   (748)     $    (100)1    $    223,024
   Concrete Products  . . . . . . . .         33,250         7,549     (1,860)             5 1          38,944
   Environmental Services . . . . . .          2,847         2,148        (62)         2,734 4           7,667
   Corporate and other  . . . . . . .          6,915         2,346     (2,043)          -                7,218
                                          ----------    ----------   ---------     ----------     ------------
                                          $  241,143    $   37,784   $ (4,713)     $   2,639      $    276,853
                                          ==========    ==========   =========     =========      ============


- ---------
(1)     Miscellaneous reclassification.
(2)     Relates to the sale of the Company's Florida aggregate operation.
(3) Deductions include the write-down of certain Environmental Services assets to net realizable value and the reclassification of three hazardous waste processing facilities' property, plant and equipment to current assets held for sale. (See Note 18 of Notes to Consolidated Financial Statements.)
(4) Includes the reclassification of one hazardous waste processing facilities' property, plant and equipment from current assets held for sale.

                                                                    SCHEDULE VII

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                   GUARANTEES OF SECURITIES OF OTHER ISSUERS


==================================================================================================================================
                                                   AMOUNT
                                               GUARANTEED AND                      NATURE OF
       ISSUER               TITLE OF ISSUE      OUTSTANDING                        GUARANTEE
- ----------------------------------------------------------------------------------------------------------------------------------
Edgar J. Marston III       Loan from a bank       $275,000      The Company's Employment Agreement with Mr. Marston dated June 1,
                                                                1988 provided a guaranty or assurance arrangement to a bank on behalf of Mr. Marston with respect to a loan that was outstanding prior to the date of his employment.

                                                                   SCHEDULE VIII

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


=================================================================================================================
                                                                       ADDITIONS
                                                                 ---------------------
                                                    BALANCE AT                CHARGED    DEDUCTIONS     BALANCE
                                                    BEGINNING    CHARGED     TO OTHER       FROM         AT END
                                                    OF PERIOD   TO EXPENSE   ACCOUNTS     RESERVES     OF PERIOD
- -----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1991:
        Allowance for doubtful receivables          $  2,861    $  6,163     $     -       $ 2,041 1    $   6,983
                                                    ========    ========     ==========    =========    =========

        Pre-acquisition contingencies and other     $ 18,806    $  3,120 4   $   1,281 3   $ 6,261 2    $  16,946
                                                    ========    ==========    ==========   =========    =========

Year ended December 31, 1992:
        Allowance for doubtful receivables          $  6,983    $  2,580     $      35 3   $ 3,376 1    $   6,222
                                                    ========    ========     ===========   =========    =========

        Pre-acquisition contingencies and other     $ 16,946    $  3,600 4   $     602 3   $ 6,515 2    $  14,633
                                                    ========    ==========   ===========   =========    =========
Year ended December 31, 1993:
        Allowance for doubtful receivables          $  6,222    $  4,337     $    -        $ 3,536 1    $   7,023
                                                    ========    ========     =========     =========    =========

        Pre-acquisition contingencies and other     $ 14,633    $  3,000 4   $    -        $ 9,496 2    $   8,137
                                                    ========    ==========   =========     =========    =========

- --------------
(1)  Amounts written off.
(2)  Discharge of pre-acquisition contingencies and other.
(3)  Related to the acquisition of the hazardous waste processing facilities.
(4)  Related to remediation of a CKD disposal site.

                                                                      SCHEDULE X

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                 SUPPLEMENTAL STATEMENT OF EARNINGS INFORMATION
                                 (IN THOUSANDS)


=============================================================================================================
                                                                                YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------
                                                                              1993         1992        1991
- -------------------------------------------------------------------------------------------------------------
Maintenance and repairs . . . . . . . . . . . . . . . . . . . . .           $  46,120   $  47,233   $  54,838

Taxes, other than payroll and income taxes  . . . . . . . . . . .           $   7,714   $   7,986   $   8,242