Form 10-K/A
period 1993-12-31
SOUTHDOWN INC
filed 1994-05-11
CIK 313058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

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


         While the Company's facilities at several locations are presently the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party (PRP) with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal, most of these matters are in their preliminary stages and final results may not be determined for years. Management of the Company believes, however, based solely upon the information the Company has developed to date, that known matters can be successfully resolved in cooperation with local, state and federal agencies without having a material adverse effect, either individually or in the aggregate, upon the consolidated financial statements of the Company. However, because the Company's results of operations vary considerably with construction activity and other factors, it is possible that future charges for environmental contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period. Until all environmental studies, investigations, remediation work and negotiations with potential sources of recovery have been completed, however, it is impossible to determine the ultimate cost of resolving these environmental issues.



         In forming its belief with respect to the impact of these matters on its consolidated financial statements, the Company considers, among other things, the nature of the matters, the likelihood that a future event or events will confirm the loss, impairment or the incurrence of a liability, the response of environmental authorities to date and the experience of the Company and others with the response of environmental authorities to similar matters. The Company further evaluates various engineering, operational and other options which might be available to address these matters. Estimates of the future cost of environmental issues, however, are necessarily imprecise as a result of numerous uncertainties including, among others, the impact of new laws and regulations and the availability of new technologies. With respect to matters which require fixed or reasonably determinable expenditures by the Company, the Company also considers the period of time over which those expenditures might be made. Independently of the evaluation of any liabilities, the Company also considers whether such matters are within the scope of contractual indemnities provided by others, the applicability of insurance coverage or other potential recoveries from third parties, whether such potential sources of recovery could be considered probable of realization and, if so, how those indemnities would impact any cost to the Company.
The Company's assessment is reviewed as additional information becomes available.


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
                                                 ============    ============    ============   ============

- - ---------------
(1) Prepayment penalty on early retirement of $45 million of 12% Senior Subordinated Notes.
(2) Cumulative after-tax effect of change in accounting principle for initial obligation for estimated postretirement health care benefits as required by adoption of SFAS No. 106 effective January 1, 1993.

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
                                                   ========      =======      ======      =======       ========      ========


- - ------------------
(1) On April 25, 1991, the Board of Directors s spended the dividend on the Company's Common Stock.





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
                                                                          ==========    =========


- - ---------------------
        (1) Costs and expenses associated with the issuance of certain of the Company's senior debt and senior subordinated notes. Debt issuance costs are being amortized over the respective terms of the debt.
        (2) Includes various non-income producing real estate parcels offered for sale.
        (3) Two contracts to supply flyash through 1997 and 1999, respectively, were acquired in conjunction with the Moore McCormack Resources, Inc. purchase in 1988. The supply contracts were recorded at their net present values at the date of acquisitiion and are being amortized over the respective lives of the contracts.

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


         While the Company's facilities at several locations are the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party (PRP) at several of its locations, most of these investigations are in their preliminary stages and final results may not be determined for years. Management of the Company believes, however, based solely upon the preliminary information the Company has developed to date, that known matters can be successfully resolved in cooperation with the local, state and federal regulating agencies and that the ultimate resolution of these matters will not have a material adverse effect upon the consolidated financial statements of the Company. However, because the Company's results of operations vary considerably with construction activity and other factors, it is possible that future charges for environmental contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period. Until all environmental studies and investigations have been completed, however, it is impossible to determine the ultimate costs of resolving these environmental issues. In conjunction with the acquisition of the TSD facilities, the Company established pre-acquisition contingency reserves which, in the opinion of management, are sufficient to cover the costs of correcting any known pre-acquisition environmental deficiencies at these facilities.
There can be no assurances, however, that such reserves are adequate to allow for any unknown conditions that may exist.


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

    *11     Statement of computation of per share earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    *22     Significant Subsidiaries of Southdown, Inc. as of December 31, 1993   . . . . . . . . . . . . . . . . . . .

   **23     Consent of independent auditors   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

- - --------------------
 * Filed with the Form 10-K.
** Filed with the Form 10-K/A.
 + Compensatory plan or management agreement.

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

                                 SOUTHDOWN, INC.
                                  (Registrant)

                                        By      JAMES L. PERSKY
                                          -----------------------------------
                                                James L. Persky
                                         Senior Vice President -- Finance
                                           (Principal Financial Officer)
Date:  May 11, 1994

                                         By      ALLAN KORSAKOV
                                          -----------------------------------
                                                 Allan Korsakov
                                              Corporate Controller
                                         (Principal Accounting Officer)
Date:  May 11, 1994