Form 10-Q
period 1994-03-31
SOUTHDOWN INC
filed 1994-05-13
CIK 313058

___________________________________________________________________________
     ___________________________________________________________________________

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                                          OR

                [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to _____________


                            Commission File Number 1-6117


                                   SOUTHDOWN, INC.
                (Exact name of registrant as specified in its charter)


                       Louisiana                      72-0296500
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)      Identification No.)


                   1200 Smith Street
                       Suite 2400
                     Houston, Texas                     77002
        (Address of principal executive offices)      (Zip Code)


         Registrant's telephone number, including area code:  (713) 650-6200


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   X      No

               At  April   29,  1994  there  were  17.2  million  common  shares
     outstanding.



     _________________________________________________________________________
     _________________________________________________________________________




                      SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                        INDEX




                                                                    Page
                                                                     No.
     Part I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements (unaudited)

                   Consolidated Balance Sheet
                     March 31, 1994 and December 31, 1993             1

                   Statement of Consolidated Earnings
                     Three months ended March 31, 1994 and 1993       2

                   Statement of Consolidated Cash Flows
                     Three months ended March 31, 1994 and 1993       3

                   Statement of Consolidated Revenues and
                     Operating Earnings by Business Segment
                       Three months ended March 31, 1994 and 1993     4

                   Statement of Shareholders' Equity
                     Three months ended March 31, 1994                4

                   Notes to Consolidated Financial Statements         5

                   Independent Accountants' Review Report             7

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               8


     Part II.   OTHER INFORMATION

     Item 1.    Legal Proceedings                                    16

     Item 6.    Exhibits and Reports on Form 8-K                     18

                           PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                              CONSOLIDATED BALANCE SHEET

                                     (unaudited)

                                                         (in millions)
                                                     ----------------------
                                                     March 31,    December 31,
                                                        1994         1993
                                                     ---------     --------
     ASSETS
     Current assets:
        Cash and cash equivalents                     $   8.4      $    7.4
        Accounts and notes receivable, less allowance
          for doubtful accounts of $8.3 and $7.0         73.5          75.7
        Inventories (Note 2)                             71.6          54.7
        Deferred income taxes                            24.0          25.5
        Prepaid expenses and other                        3.6           3.6
                                                     ---------     --------
          Total current assets                          181.1         166.9
     Property, plant and equipment, less accumulated
        depreciation, depletion and amortization of
        $281.3 and $274.8                               589.3         593.2
     Goodwill                                            73.8          74.5
     Other long-term assets:
        Long-term receivables                            20.6          20.6
        Other                                            50.0          51.8
                                                     ---------     --------
                                                      $ 914.8      $  907.0
                                                     ---------     --------
                                                     ---------     --------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Current maturities of long-term debt          $   0.9      $   19.9
        Accounts payable and accrued liabilities         97.1          91.9
                                                     ---------     --------
          Total current liabilities                      98.0         111.8
     Long-term debt                                     222.9         274.0
     Deferred income taxes                              125.9         127.6
     Minority interest in consolidated
      joint venture                                      28.7          28.8
     Long-term portion of postretirement benefit
        obligation                                       83.4          83.8
     Other long-term liabilities and
        deferred credits                                 18.0          18.8
                                                     ---------     --------
                                                        576.9         644.8
                                                     ---------     --------

     Shareholders' equity:
        Preferred stock redeemable at
          issuer's option (Note 3)                      154.1          67.9
        Common stock, $1.25 par value                    21.4          21.3
        Capital in excess of par value                  122.9         127.6
        Reinvested earnings                              39.5          45.4
                                                     ---------     --------
                                                        337.9         262.2
                                                     ---------     --------
                                                      $ 914.8      $  907.0
                                                     ---------     --------
                                                     ---------     --------

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                          STATEMENT OF CONSOLIDATED EARNINGS

                                     (unaudited)

                                                      (in millions, except
                                                        per share data)
                                                      ---------------------
                                                        Three Months Ended
                                                              March 31,
                                                      ---------------------
                                                        1994         1993
                                                      --------     --------

     Revenues                                         $119.4       $ 106.1
                                                      --------     --------

     Costs and expenses:
        Operating                                       87.1          75.7
        Depreciation, depletion and amortization        10.9          10.8
        Selling and marketing                            4.2           4.5
        General and administrative                      10.5          12.0
        Other (income) expense, net                      1.3          (0.1)
                                                      --------     --------
                                                       114.0         102.9
     Minority interest in earnings of
        consolidated joint venture                      (0.1)            -
                                                      --------     --------
                                                       113.9         102.9
                                                      --------     --------

     Operating earnings                                  5.5           3.2
     Interest                                           (8.7)        (10.4)
                                                      --------     --------
     Loss before income taxes and cumulative
        effect of a change in accounting principle      (3.2)         (7.2)
     Federal and state income tax benefit                1.0           2.8
                                                      --------     --------
     Loss before cumulative effect of a change in
        accounting principle                            (2.2)         (4.4)
     Cumulative effect of a change in accounting
        principle, net of taxes                            -         (48.5)
                                                      --------     --------
     Net loss                                         $ (2.2)      $ (52.9)
                                                      --------     --------
                                                      --------     --------

     Dividends on preferred stock (Note 3)            $ (2.1)      $  (1.3)
                                                      --------     --------
                                                      --------     --------

     Loss per common share (Note 3 and Exhibit 11):
        Loss before cumulative effect of a change
          in accounting principle                     $(0.25)      $ (0.34)
        Cumulative effect of a change in accounting
          principle, net of taxes                          -         (2.86)
                                                      --------     --------
                                                      $(0.25)      $ (3.20)
                                                      --------     --------
                                                      --------     --------


     Average shares outstanding (Exhibit 11)            17.1          16.9
                                                      --------     --------
                                                      --------     --------

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                         STATEMENT OF CONSOLIDATED CASH FLOWS
                                     (unaudited)

                                                         (in millions)
                                                      --------------------
                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1994         1993
                                                      -------       ------
     Operating activities:
        Net loss                                       $(2.2)       $(52.9)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
             Cumulative effect of a change in
               accounting principle                        -          48.5
             Depreciation, depletion and amortization   10.9          10.8
             Deferred income tax benefit                (0.2)         (3.1)
             Amortization of debt issuance costs         1.2           0.8
             Changes in operating assets
               and liabilities                         (12.7)        (11.5)
             Other adjustments                          (0.1)          0.1
                                                      -------       -------
     Net cash used in operating activities              (3.1)         (7.3)
                                                      -------       -------

     Investing activities:
        Additions to property, plant and equipment      (6.5)         (5.5)
        Proceeds from asset sales                          -           1.5
        Other                                           (1.1)          0.7
                                                      -------       -------
     Net cash used in investing activities              (7.6)         (3.3)
                                                      -------       -------

     Financing activities:
        Additions to long-term debt                        -          18.4
        Reductions in long-term debt                   (70.0)         (6.3)
        Proceeds from sale of preferred stock           86.3             -
        Securities issuance costs                       (4.2)            -
        Dividends                                       (0.4)         (0.4)
                                                      -------       -------
     Net cash provided by financing activities          11.7          11.7
                                                      -------       -------

     Net increase in cash and cash equivalents           1.0           1.1
     Cash and cash equivalents at beginning of period    7.4          12.5
                                                      -------       -------

     Cash and cash equivalents at end of period        $ 8.4        $ 13.6
                                                      -------       -------
                                                      -------       -------

          Cash payments for income  taxes totaled $115,000 in the  first quarter of 1994.  There were no cash payments for income taxes in the first quarter of 1993.  Interest paid,  net of amounts capitalized, was $3.2 million and
     $2.7  million in 1994  and 1993, respectively.   The  $48.5 million noncash
			  operating charge  in  1993  for  the  cumulative  effect  of a change in accounting principle also resulted  in a noncash charge to  deferred income taxes  of $25.9  million  and a  noncash  credit  to long-term  portion  of
     postretirement benefit  obligation of  $74.4  million.   Noncash  investing
     activities  in 1993  included  the sale  of  a hazardous  waste  processing facility for  $5.6 million face  value of  a new issue  of the  purchaser's preferred stock.

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

              STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                                 BY BUSINESS SEGMENT

                                     (unaudited)

                                                          (in millions)
                                                      ---------------------
                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                        1994         1993
                                                      -------      --------
     Contributions to revenues:
        Cement                                        $ 73.7       $  66.6
        Concrete products                               49.6          37.7
        Environmental services                           7.8           9.9
        Intersegment sales                             (11.9)         (8.2)
        Corporate and other                              0.2           0.1
                                                      -------      --------
                                                      $119.4       $ 106.1
                                                      -------      --------
                                                      -------      --------
     Contributions to operating earnings (loss)
        before interest expense and income taxes:
          Cement                                      $ 16.9       $  14.6
          Concrete products                             (0.8)         (1.2)
          Environmental services                        (1.4)          0.2
          Corporate
             General and administrative                 (6.9)         (9.0)
             Depreciation, depletion and amortization   (1.2)         (1.1)
             Miscellaneous expense                      (1.1)         (0.3)
                                                      -------      --------
                                                      $  5.5       $   3.2
                                                      -------      --------
                                                      -------      --------

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                          STATEMENT OF SHAREHOLDERS' EQUITY

                                     (unaudited)

                                                (in millions)
                           -----------------------------------------------------
                                                             Capital
                             Preferred          Common      in excess
                               Stock             Stock         of
                           --------------------------------    par    Reinvested
                            Shares  Amount  Shares  Amount    value   earnings
                           ------  -------  -------  ------  -------  ----------

     Balance at
     December 31, 1993       3.0   $  67.9    17.0   $ 21.3   $127.6   $   45.4
     Net loss                -         -       -         -       -         (2.2)
     Issuance of Series D
       Preferred Stock
       (Note 3)              1.7      86.3     -         -       -          -
     Issuance expenses
       of capital stock      -         -       -         -      (3.9)       -
     Dividends on pre-
       ferred stock
       (Note 3)              -         -       -         -       -         (2.1)
     Exercise of stock
       options               -         -       0.2      0.1      -         (1.5)
    Other                   -        (0.1)    -         -      (0.8)       (0.1)
                           ------  -------  -------  ------  ------   ----------
     Balance at
       March 31, 1994         4.7  $ 154.1    17.2   $ 21.4  $122.9   $    39.5
                           ------  -------  -------  ------  -------  ----------
                           ------  -------  -------  ------  -------  ----------

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (unaudited)


     Note 1 - Unaudited Consolidated Financial Statements:

     The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at March 31, 1994 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1993 is derived from the December 31, 1993 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K, as amended by Form 10-K/A dated May 11, 1994.

     In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis at March 31, 1994 and 1993. The interim statements for the period ended March 31, 1994 are not necessarily indicative of results to be expected for the full year.

     Note 2 - Inventories:

                                                (unaudited, in millions)
                                                ------------------------
                                                 March 31,  December 31,
                                                    1994        1993
                                                 ---------    ---------

               Finished goods                      $ 22.1      $ 15.4
               Work in progress                      16.5         7.0
               Raw materials                          5.8         6.0
               Supplies                              27.2        26.3
                                                 ---------    ---------
                                                   $ 71.6      $ 54.7
                                                 ---------    ---------
                                                 ---------    ---------

          Inventories stated on the LIFO method were $30.5 million at March 31, 1994 and $20.4 million at December 31, 1993 compared with current costs of $38.4 million and $28.3 million, respectively.

     Note 3 - Capital Stock:

          Common Stock

             At March 31, 1994 17,155,000 shares of common stock were issued and outstanding.

          Preferred Stock Redeemable at Issuer's Option

             Series A Preferred Stock - The Company had 1,999,000 shares of Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) issued and outstanding at March 31, 1994, December 31, 1993 and March 31, 1993. Dividends paid on the Series A Preferred Stock were approximately $350,000 during each of the three-month periods ended March 31, 1994 and 1993.

             Series B Preferred Stock - The Company had 957,000 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B
     Preferred Stock) issued and outstanding at March 31, 1994, and 959,000 shares issued and outstanding at December 31, 1993 and March 31, 1993. Dividends accrued on the Series B Preferred Stock were approximately $900,000 during each of the three months ended March 31, 1994 and 1993.

             It  is  the  Company's  present intention  to  issue  a  notice  of redemption for some or all of the outstanding shares of its Series B Preferred Stock as soon as the market price of the Company's common stock stabilizes at a level that provides reasonable assurance that such preferred stock will be converted into the Company's common stock. The Series B Preferred Stock has a redemption price of $50.00 per share plus accrued and unpaid dividends to the redemption date. Each share of Series B Preferred Stock is convertible into 2.5 shares of the Company's common stock (equivalent to a conversion price of $20.00 per share of common stock).

             Series D Preferred Stock - On January 27, 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) all of which were outstanding at March 31, 1994. The net proceeds of approximately $82 million were utilized to reduce long-term debt and to fund working capital requirements. Dividends accrued on the Series D Preferred Stock were approximately $900,000 during the three month period ended March 31, 1994.

     Note 4 - Contingencies:

             See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

     Note 5 - Review by Independent Accountants:

             The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche on its limited review of the financial information as of March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993 follows.

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT



     To the Shareholders and
        Board of Directors of
        Southdown, Inc.
        Houston, Texas


             We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of March 31, 1994, and the related statement of consolidated earnings and the statement of consolidated cash flows for the three months ended March 31, 1994 and 1993 and the statement of shareholders' equity for the three months ended March 31, 1994. These financial statements are the responsibility of the Company's management.

             We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

             Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

             We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1993 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




     Deloitte & Touche
     Houston, Texas
     May 11, 1994

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Results of Operations

             Consolidated First Quarter Earnings

               Operating earnings for the first quarter of 1994 were $5.5 million compared with $3.2 million in the prior year quarter. The net loss for the three months ended March 31, 1994 was $2.2 million, $0.25 per share. The net loss for the prior year quarter was $52.9 million, $3.20 per share fully diluted, including a $48.5 million, $2.86 per share, charge related to the adoption of Statement of Financial Accounting Standards No. 106 (SFAS No. 106). This charge represented initial recognition of the liability for postretirement benefits other than pensions attributable to employee services provided prior to the mandatory adoption of the new accounting principle.

               First quarter 1994 revenues improved 13% compared with the prior year quarter primarily because of a 7% and 27% increase, respectively, in cement and ready-mixed concrete sales volumes combined with a $3.23 per ton and $1.25 per cubic yard, respectively, improvement in cement and ready-mixed concrete sales prices. These higher volumes and prices also contributed to the improved operating results reported by the Cement and Concrete Products segments. However, in the first quarter of 1994, all of the Company's hazardous waste processing facilities generated lower operating earnings compared with the prior year period and solid hazardous waste derived fuel volumes burned in the Company's Tennessee cement kiln declined 26% which together resulted in a $1.6 million decline in the operating results of the Environmental Services segment. Also included in the results of the first quarter of 1994 were charges totaling $1.7 million in conjunction with the disposition of lawsuits.

               General and administrative expenses for 1994 were lower than the prior year quarter because the prior year period included a $1.8 million charge to accrue the estimated cost of postretirement healthcare benefits calculated under SFAS No. 106 in excess of claims incurred. No such charge is required for the current period.

               Interest expense for the three months ended March 31, 1994 was $1.7 million lower than the comparable 1993 quarter because of lower debt levels.

     Segment Operating Earnings

             Cement

               Operating earnings of the Cement segment for the three month period ended March 31, 1994 were $16.9 million compared with $14.6 million in the prior year quarter. Despite (i) higher per unit operating costs attributable to unplanned kiln outages, (ii) two months of abnormally severe winter weather in many markets and (iii) a $1.4 million provision for doubtful accounts in the first quarter of 1994 compared with $210,000 in the prior year quarter, operating earnings improved over the prior year period primarily because of a $3.23 per ton increase in average cement sales prices.

               Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                    Three Months Ended
                                                         March 31,
                                                   ----------------------
                                                      1994        1993
                                                   ---------    ---------

               Tons of cement sold (thousands)         1,240       1,164
                                                   ---------    ---------
                                                   ---------    ---------
               Weighted average per ton data:
                 Sales price (net of freight)        $ 52.00    $  48.77
                 Manufacturing and other
                  plant operating costs 1              41.84       39.49
                                                   ---------    ---------

               Margin                                $ 10.16    $   9.28
                                                   ---------    ---------
                                                   ---------    ---------
               ______________
               (1) Includes fixed and variable manufacturing costs, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.

               The increase in sales prices per ton for the current quarter compared with the prior year period reflects partial realization of price increases implemented at most of the Company's cement plants during the previous twelve months. The increase in operating costs per ton for the three months ended March 31, 1994 compared with the prior year period was primarily attributable to higher maintenance and repair costs of several of the manufacturing facilities because of abnormally severe weather conditions and various major repairs undertaken in the first quarter of 1994.

             Concrete Products

               Despite higher average cement costs, the operating loss for the Concrete Products segment decreased to $828,000 compared with a $1.2 million loss in the prior year quarter. Revenues increased 32% from the prior year quarter as sales volumes and prices from all of the product lines in the concrete products operation improved. The loss at the southern California operations declined 8% primarily because of improved sales volumes and prices from its aggregate operations. Florida operating results increased by approximately $400,000 compared with the prior year period reflecting higher sales volumes and sales prices from the ready-mixed concrete operations as well as continuing improvement from the block, resale and fly ash operations.

               Sales volumes, unit price and cost data and unit operating profit
     (loss) margins relating to the Company's ready-mixed concrete operations appear in the following table:

                                                      Three Months Ended
                                                         March 31, 1994
                                                     ---------------------
                                                        1994        1993
                                                     ---------    --------

               Yards of ready-mixed concrete
                 sold (thousands)                          893        705
                                                     ---------    ---------
                                                     ---------    ---------

               Weighted average per cubic
                 yard data:
                  Sales price                          $ 45.18    $ 43.93
                  Operating costs 1                      47.04      46.05
                                                     ---------    ---------

               Margins                                 $ (1.86)   $ (2.12)
                                                     ---------    ---------
                                                     ---------    ---------
               ______________
               (1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

               The increase in the weighted average sales price per cubic yard for the three months ended March 31, 1994 compared with the 1993 period reflects higher sales prices primarily in the Company's Florida market. The increase in weighted average operating costs per cubic yard for the three months ended March 31, 1994 compared with 1993 is primarily attributable to higher material costs in Florida.

             Environmental Services

               The Environmental Services segment  reported an operating loss of
     $1.4 million for the three months ended March 31, 1994 compared with operating earnings of $238,000 in the prior year quarter. The hazardous waste processing facilities had operating earnings of $168,000 in the current quarter compared with $1.1 million in the prior year period as operating results from all facilities were lower than the previous year because of abnormally severe weather conditions and lower sales volumes. In March 1994, the Company sold its Illinois hazardous waste processing facility for $1 million. No gain or loss was recognized on the transaction. Resource recovery operations declined $972,000 to an operating loss of $181,000 in the current period primarily as a result of a 26% decrease in solid hazardous waste derived fuel volumes burned and higher than expected professional fees including costs incurred to complete a previously commissioned research study. The decrease in solid hazardous waste derived fuel volumes was primarily the result of shortages of available volumes because of competitive market conditions and weather related operating problems.

             Corporate

               Corporate general and administrative expenses for the current period were substantially below the first quarter of 1993, primarily because the prior year period included a $1.8 million charge to accrue the estimated postretirement healthcare benefits calculated under SFAS No. 106 in excess of claims incurred. No such charge was required for the 1994 period.

               Miscellaneous expense in the first quarter of 1994 included charges totaling $1.7 million in conjunction with the disposition of lawsuits.

     Liquidity and Capital Resources

             The discussion of liquidity and capital resources included on pages 37 through 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A dated May 11, 1994, should be read in conjunction with the discussion of liquidity and capital resources contained herein.

             In late January 1994, the Company realized approximately $82 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay an $18 million promissory note due in March 1994 and to reduce borrowings under the Company's Revolving Credit Facility, $47 million of which was incurred in early January 1994 to redeem $45 million principal amount of the Company's 12% Senior Subordinated Notes Due 1997 (12% Notes). Other borrowings under the Company's Revolving Credit Facility were utilized to fund working capital requirements and to invest approximately $6.5 million in plant, property and equipment. The remaining $45 million outstanding principal amount of the 12% Notes was redeemed on May 1, 1994 with additional borrowings under the Revolving Credit Facility.

             It  is  the  Company's  present intention  to  issue  a  notice  of redemption for some or all of the outstanding shares of its Series B Preferred Stock as soon as the market price of the Company's common stock stabilizes at a level that provides reasonable assurance that such preferred stock will be converted into the Company's common stock. The Series B Preferred Stock has a redemption price of $50.00 per share plus accrued and unpaid dividends to the redemption date. Each share of Series B Preferred Stock is convertible into 2.5 shares of the Company's common stock (equivalent to a conversion price of $20.00 per share of common stock).

             In the first quarter of 1993, the Company borrowed approximately $18.4 million under its Revolving Credit Facility primarily to (i) finance the seasonal build-up of inventories, (ii) make scheduled debt principal payments of $6.3 million and (iii) make investments of approximately $5.5 million in property, plant and equipment.

             The Company's Revolving Credit Facility totals $200 million and matures in November 1996. The Revolving Credit Facility includes $20 million of borrowing capacity that is restricted solely for potential funding of obligations under an agreement between the Company and the U.S. Maritime Administration related to certain shipping operations owned previously by Moore McCormack Resources, Inc. (Moore McCormack), an entity acquired by the Company in 1988. The facility also includes the issuance of standby letters of credit up to a maximum of $95 million. Substantially all of the Company's assets are pledged to secure this facility. At March 31, 1994, $14.6 million of borrowings and $70.8 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $94.6 million of unused and unrestricted capacity.

          Changes in Financial Condition

             The change in the financial condition of the Company between December 31, 1993 and March 31, 1994 reflects the realization of approximately $82 million in net proceeds from the sale of a new issue of preferred stock which was used to pay down debt, including $18 million classified as current maturities of long-term debt, and to fund working capital requirements and capital expenditures. The increase in inventories reflects the typical seasonal build-up in cement inventories in preparation for the peak selling months in the second and third quarters. Accrued liabilities increased because of the timing of payments on normal trade and other obligations.

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

               The  Federal Water Pollution  Control Act, commonly  known as the
     Clean Water Act, provides comprehensive federal regulation of various sources of water pollution. The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. By 1995, the Company's U.S. operations will have to submit detailed permit applications and pay recurring permit fees. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a competitive disadvantage. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned the disposal site or facility at the time of disposal and current owners.

               Hazardous waste processing facilities and the cement plants that burn hazardous waste derived fuel (HWDF), by definition, involve materials that have been designated as hazardous wastes. The Company's utilization of HWDF in some of its cement kilns has necessitated the familiarization of its work force with the more exacting requirements of applicable environmental laws and regulations with respect to human health and the environment. The failure to observe the exacting requirements of these laws and regulations could jeopardize the Company's hazardous waste management permits and, under certain circumstances, expose the Company to significant liabilities and costs of cleaning up releases of hazardous wastes into the environment or claims by employees or others alleging exposure to toxic or hazardous substances. Management believes that the Company's current procedures and practices for handling and management of materials are consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Owners and operators of industrial facilities and those who handle, store or dispose of hazardous substances may be subject to fines or other actions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to those substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

               On March 23, 1994, the Ohio Hazardous Waste Facility Board denied the Company's application for a Resource Conservation and Recovery Act
     (RCRA) Part B permit for the Ohio cement plant's hazardous waste derived fuels storage facility. The Company intends to file a motion for reconsideration of the Board's decision and believes that a RCRA Part B permit ultimately will be issued.

               In June 1992, the Company's Knoxville, Tennessee cement plant submitted to the U.S. EPA a Boiler and Industrial Furnace Certificate of Compliance, a lengthy filing made to allow the plant to continue to burn hazardous waste derived fuels. In a Notice of Violation (NOV) dated April 12, 1994, the U.S. EPA Region IV asserted that certain additional information should have been included in the Certificate of Compliance and, consequently, that the Company is in violation of certain requirements of RCRA. The Company has filed a request for an extension of time to respond and has received verbal assurances that the extension will be granted. Although U.S. EPA did not propose any fines or penalties in the NOV, the NOV noted that RCRA authorizes U.S. EPA to assess penalties of up to
     $25,000 per day for each violation of RCRA regulations. Based on information developed to date, the Company believes that this matter should be resolved without any material fines or penalties.

               Cement  kiln dust - Industrial operations  have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. Some examples of such materials are the trace metals present in cement kiln dust (CKD), chromium present in refractory brick formerly widely used to line cement kilns and general purpose solvents. Under the Bevill amendment, CKD is currently exempt from management as a hazardous waste, except CKD which is produced by kilns burning HWDF and which fails to meet certain criteria. In December 1993, as required by the Bevill amendment, the U.S. EPA issued a Report to Congress on CKD and hearings were held on February 15, 1994. A change in the status of CKD would require the cement industry to develop new methods for handling this high volume, low toxicity waste. Also, CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Leaching has led to the classification of at least three CKD disposal sites of other companies as federal Superfund sites. Several of the Company's inactive CKD disposal sites around the country have been under investigation by the Company, as well as in some cases by federal and state environmental agencies, to determine if remedial action is required at any of the sites and, if so, the extent of any such remedial action. The Company has recorded charges totaling $9.7 million through the end of 1993 as the estimated remediation cost for one of these sites.

               On a voluntary basis, without administrative or legal action being taken, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the larger of the two sites (USX Site). Based on the limited information available as of December 31, 1993, the Company has received two preliminary engineering estimates of the potential magnitude of the remediation costs for the USX Site, $8 million and $32 million, depending on the assumptions used.

               The Company intends to vigorously pursue its right to contribution from USX for cleanup costs under CERCLA and Ohio law. The Company believes that USX is a responsible party because it owned and operated the USX Site at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances and transported the hazardous substances to the USX Site. Therefore, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA because of its current ownership of the USX Site. These determinations, however, are preliminary, and are based only upon facts available to the Company prior to completing discovery.

               Under CERCLA and applicable Ohio law, a court generally applies equitable principles in determining the amount of contribution which a potentially responsible party must provide with respect to a cleanup of hazardous substances and such determination is within the sole discretion of the court. In addition, no regulatory agency has directly asserted a claim against the Company as the owner of the USX Site requiring it to remediate the property, and no cleanup of the USX Site has yet been initiated.

               No substantial investigative work has been undertaken at other CKD sites. Although data necessary to enable the Company to estimate total remediation costs is not available, the Company acknowledges that the ultimate cost to remediate the CKD disposal problem in Ohio could be significantly more than the amounts reserved.

               While the Company's facilities at several locations are presently the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal, most of these matters are in their preliminary stages and final results may not be determined for years. Management of the Company believes, however, based solely upon the information the Company has developed to date, that known matters can be successfully resolved in cooperation with local, state and federal agencies without having a material adverse effect, either individually or in the aggregate, upon the consolidated financial statements of the Company. However, because the Company's results of operations vary considerably with construction activity and other factors, it is possible that future charges for environmental contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period. Until all environmental studies, investigations, remediation work and negotiations with potential sources of recovery have been completed, however, it is impossible to determine the ultimate cost of resolving these environmental matters.

               Other Contingencies

               Discontinued Moore McCormack Operations - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related primarily to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $300,000 in the first quarter of 1994, $2.4 million in fiscal 1993 and $2.5 million in fiscal 1992. The Company is either a guarantor or directly liable under certain charter hire debt agreements totaling approximately $11 million at March 31, 1994, declining by approximately $4 million per year thereafter through February 1997. Although the estimated liability under these guaranties has been included in the liability for discontinued Moore

     McCormack operations, enforcement of the guaranty, while not resulting in a charge to earnings, would result in a substantial cash outlay by the Company. However, the Company believes it currently has sufficient borrowing capacity under its Revolving Credit Facility to fund these guaranties, if required, as well as meet its other borrowing needs for the foreseeable future.

               Restructured Accounts  Receivable -  For many years,  the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during 1992 and continued during 1993, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. A group of five such customers were indebted to the Company at March 31, 1994 in the amount of $20.6 million. All of the notes and a portion of the accounts receivable, approximately 77% of the $20.6 million, are collateralized.

               During 1993, two of these customers defaulted on the payment terms of their notes. The Company restructured its agreement with one of the defaulting customers late in the second quarter of 1993 and that customer was in compliance with the terms of the restructured agreement as of March 31, 1994. The Company has stopped selling cement on credit to the other customer in default and is presently evaluating its options for collection of outstanding balances.

               A third customer in the California group, while not in default on its note, had difficulty in maintaining prompt payment for its cement purchases and restructuring discussions were commenced in late 1993. In March 1994, the Company withdrew a preliminary purchase proposal to acquire certain ready-mixed concrete and aggregate assets of this customer but restructuring discussions are continuing. The Company is contractually committed to supply up to 90% of the cement requirements of another of the three non-defaulting customers on extended credit terms, provided this customer remains current with respect to both current purchases and payments on its note.

               In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision for doubtful accounts as additional information regarding the collectibility of these and other accounts become available.

               Labor Matters - The drivers at the Company's Transit Mixed Concrete Company (Transmix) ready-mixed concrete operations in southern California are represented by Local Union No. 420 of the International Brotherhood of Teamsters (the Teamsters). Transmix's collective bargaining agreement with the Teamsters expired in April 1994, and on May 1, 1994, a tentative agreement between the negotiators was rejected by a vote of the union members. As of May 5, 1994, Transmix and several other unionized employers in its negotiating group had agreed with the union to extend negotiations for up to two weeks and had selected a federal mediator to assist in resolving this matter. The Teamsters, however, have reserved the right to strike at any time and have, in fact, struck certain other ready-mixed concrete operations in the Los Angeles area. Transmix is prepared for a strike, including the possible hiring of replacement workers for those employees who do strike. Management of the Company believes that a strike should not have a material adverse effect on its consolidated financial statements. However, because a strike would have a negative impact on the revenues from the Company's southern California concrete business and could result in a short-term increase in certain costs, it is possible that if the Teamsters do strike, depending on the duration of the strike and the nature of any steps Transmix may take to continue operations, a strike could have a material adverse impact on the Company's results of operations in a particular period. However, Transmix believes that replacement workers could be hired at significant cost savings from what it pays at present and thus enhance its competitiveness with certain ready-mixed concrete producers in southern California who have significantly lower labor costs. In the event of a strike, Transmix will take all actions it deems appropriate to protect its interests.

          The hourly workers at the Company's Fairborn, Ohio cement plant are represented by the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and Allied Workers Division Local Lodge No. D-357 (the Boilermakers). On March 1, 1994 the Fairborn plant's collective bargaining agreement with the Boilermakers expired. The Boilermakers are continuing to work under the expired agreement while negotiations on a new contract are underway.

                             PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings

     (a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

     (b) In early March 1994, the Company and a number of other cement producers and industry associations received requests for information from the Antitrust Division of the U.S. Department of Justice as part of an investigation into possible price-fixing and market allocation by cement producers. The Civil Investigative Demand received by the Company relates to the period from 1991 to the present and requires the Company to produce certain documents and respond to certain interrogatories. The commencement of such an investigation does not necessarily indicate that an enforcement action will be commenced against any cement producer. Because of the early stage of the investigation, it is not possible to predict the outcome of this matter.

     (c) In connection with the acquisition of a hazardous waste processor in 1990, subsidiaries of Southdown Environmental Services, Inc. (SES) entered into an Oil Purchase Agreement with the seller and a Consulting Agreement with the sole stockholder of the seller. Based upon the seller's failure to pay invoices for fuel oil delivered under the Oil Purchase Agreement, the SES subsidiaries terminated the agreement in the Fall of 1991 and filed suit in Texas state court against the seller for collection of amounts due under the Oil Purchase Agreement and the Stock Purchase Agreement pursuant to which the Company acquired the processor and for various other matters. (Century Resources, Inc. and Southdown Environmental Treatment Systems, Inc. v. Torco Oil Company and Anthony M. Tortoriello; 333rd Judicial District Court of Harris County, Texas - Cause No. 91-54262). The defendants filed counterclaims and lawsuits against the Company seeking monetary damages in the amount of approximately $30 million for alleged breach of the Consulting Agreement and the Oil Purchase Agreement and approximately $10 million in punitive damages. (Anthony
          M. Tortoriello v. Southdown Environmental Treatment Systems, Inc., a Delaware corporation, and Century Resources, Inc., an Illinois corporation; Circuit Court of Cook County, Illinois, Chancery Division
          - Case No. 92-CH-09365); and (Torco Oil Company, an Illinois corporation v. Southdown Environmental Treatment Systems, Inc., a Delaware corporation, and Century Resources, Inc., an Illinois corporation; Circuit Court of Cook County, Illinois, Chancery Division
          - Case No. 92-CH-9874). In the first quarter of 1994, a settlement was reached between the parties whereby, among other things, the seller and the sole stockholder of the seller reaffirmed the seller's indemnification obligations for certain environmental and other matters and all parties agreed to a dismissal with prejudice of all claims and counterclaims.

     (d) Litigation was initiated in 1992 by former shareholders of a Browning-Ferris Industries, Inc. (BFI) subsidiary acquired from BFI by the Company and included claims asserting, among other things, that an installment of a conditional deferred payment obligation which the Company believed to be in the amount of $9.0 million was actually in the amount of $10.0 million, that adjustments to the purchase price and certain additional amounts aggregating approximately $500,000 were payable to such shareholders, that an accounting must be provided to such shareholders, and that the defendants acted intentionally and maliciously and therefore that the shareholders were entitled to punitive damages. (Benita H. O'Meara, an individual; Ernest O. Roehl, an individual, v. Southdown Environmental Systems, Inc., a Delaware corporation, aka BFI Environmental Treatment Systems, Inc., a Delaware corporation, aka Southdown Environmental Treatment Systems, Inc., a corporation; Does 1 through 50, inclusive) (Superior Court of the State of California for the County of Los Angeles -Case No. BC 056904) The Company notified BFI of its claim for indemnity under the stock purchase agreement but BFI denied the Company's claim. The Company responded timely to the suit and filed a cross-complaint and a new lawsuit against BFI seeking judicial clarification as to BFI's liability under the indemnity agreement, damages and other relief. (Southdown, Inc., a Louisiana corporation, v. Browning-Ferris Industries, Inc., a Delaware corporation; CECOS International, Inc., a New York corporation; and Does 1 through 50, inclusive) (Superior Court of the State of California for the County of Los Angeles - Case No. BC 063261) On January 3, 1994 the parties orally agreed to an out-of-court settlement pursuant to which all claims of the former shareholders have been resolved. The Company believes that BFI agreed to be liable for 70% of the up to $1 million additional amount potentially owed to the former shareholders, but BFI now contends that under certain circumstances it may have no liability for such amounts. The Company and BFI have attempted to negotiate settlement documentation to determine the apportionment of the responsibility for the payment of any such additional amount to the former shareholders. The Company and BFI met on May 3, 1994, but were unable to resolve this matter. The terms of the settlement are now set to be resolved by the judge following a court hearing in Los Angeles on May 27, 1994.

     (e) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX. In September 1993, the Company filed a complaint against USX alleging that with respect to the larger of these two sites (the USX Site), USX is a potentially responsible party and therefore jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. v. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) USX answered the complaint in November 1993 by filing a motion to dismiss the lawsuit. On March 11, 1994 the Magistrate Judge issued a report recommending denial of USX's motion to dismiss. On March 29, 1994, USX filed objections to the Magistrate Judge's report, and on April 8, 1994, the Company responded to USX's objections. On April 11, 1994, the Court recommitted the Magistrate Judge's report to the Magistrate Judge for reconsideration of all matters raised by USX's objections and the Company's response thereto. Based on advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX, with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA because of its current ownership of the USX Site. These determinations, however, are preliminary, and are based only upon facts available to the Company prior to completing discovery.

     (f) In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. (GEC), an Ohio not-for-profit corporation v. Southdown, Inc., a Louisiana corporation - Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from an inactive cement kiln dust disposal site (the USX Site) and is seeking injunctive relief, unspecified civil penalties and attorneys' fees, including expert witness fees. In August 1993, the Company moved to dismiss the complaint. Pursuant to a preliminary pretrial conference order issued by the court, the environmental group provided the Company with a written settlement demand in early October 1993. On November 12, 1993, the Company rejected the environmental group's settlement demand without offering a counterproposal. On March 30, 1994, the court denied the Company's motion to dismiss. Subsequently, the Company filed an answer to the GEC complaint and also filed a third-party complaint against USX alleging that: (i) the Company is entitled to be indemnified by USX for all costs and civil penalties the Company may incur; and (ii) the Company is entitled to contribution from USX for USX's proportionate share of the costs and civil penalties the Company may incur.


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          11   Statement of Computation of Per Share Earnings.

          99.1 Bylaws of the Company amended as of March 17, 1994.

          99.2 Amendment Number One to Second Amended and Restated Credit Agreement as of February 18, 1994 among the Company; Wells Fargo Bank, N.A. (is its individual capacity and as agent); Societe Generale, Southwest Agency; Credit Suisse; Caisse National De Credit Agricole; Banque Paribas, CIBC, Inc.; The Bank of Nova Scotia and the First National Bank of Boston.

          99.3 Agreement dated as of December 15, 1993 between Kosmos Cement Company and International Brotherhood of Boilermakers, Cement, Lime, Gypsum & Allied Workers Division Lodge D-532.

          99.4 Agreement dated as of December 15, 1993 between Kosmos Cement Company and International Brotherhood of Boilermakers, Cement, Lime, Gypsum & Allied Workers Division Lodge D-592.

     (b)  Reports on Form 8-K

          On January 4, 1994, a current report on Form 8-K was filed relating to
          (i) two inactive cement kiln dust disposal sites owned by the Company and (ii) a claim for indemnification by Energy Development Corporation.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SOUTHDOWN, INC.
                                                      (Registrant)



     Date:  May  12, 1994                         By: JAMES L. PERSKY
                                              -----------------------------
                                                     James L. Persky
                                              Senior Vice President-Finance
                                              (Principal Financial Officer)




     Date:  May  12, 1994                         By:  ALLAN KORSAKOV
                                              -----------------------------
                                                     Allan Korsakov
                                                  Corporate Controller
                                             (Principal Accounting Officer)