Form 10-Q
period 1994-06-30
SOUTHDOWN INC
filed 1994-08-10
CIK 313058

_________________________________________________________________
         _________________________________________________________________

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1994

                                          OR

                [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to __________


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


           Registrant's telephone number, including area code:(713)650-6200


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes   X      No

               At July 31, 1994 there were 17.3 million common shares outstanding.


          _________________________________________________________________
          _________________________________________________________________






                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                        INDEX




                                                                    Page
                                                                     No.
          Part I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheet
                 June 30, 1994 and December 31, 1993                 1

                Statement of Consolidated Earnings
                 Three months and six months ended
                 June 30, 1994 and 1993                              2

                Statement of Consolidated Cash Flows
                 Six months ended June 30, 1994 and 1993             3

                Statement of Consolidated Revenues
                 and Operating Earnings
                 by Business Segment
                   Three months and six months ended
                  June 30, 1994 and 1993                             4

                Statement of Shareholders' Equity
                 Six months ended June 30, 1994                      4

                Notes to Consolidated Financial Statements           5

                Independent Accountants' Review Report               7

          Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       8


          Part II. OTHER INFORMATION

          Item 1.  Legal Proceedings                                 17

          Item 6.  Exhibits and Reports on Form 8-K                  18





                           PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                              CONSOLIDATED BALANCE SHEET

                                     (unaudited)
                                                         (in millions)
                                                    ----------------------
                                                    June 30,   December 31,
                                                    ---------  ------------
                                                        1994         1993
                                                    ---------  ------------

          ASSETS
          Current assets:
           Cash and cash equivalents                  $   8.6      $   7.4
           Accounts and notes receivable,
             less allowance for doubtful accounts
             of $10.4 and $7.0                           84.3         75.7
           Inventories (Note 2)                          69.1         54.7
           Deferred income taxes                         22.0         25.5
           Prepaid expenses and other                     2.3          3.6
                                                      --------     --------
             Total current assets                       186.3        166.9
          Property, plant and equipment, less
           accumulated depreciation, depletion
           and amortization of $290.8 and $276.9        587.0        593.2
          Goodwill                                       72.1         74.5
          Other long-term assets:
           Long-term receivables                         19.8         20.6
           Other                                         48.6         51.8
                                                      --------     --------
                                                      $ 913.8      $ 907.0
                                                      --------     --------
                                                      --------     --------

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
           Current maturities of long-term debt       $   0.9      $  19.9
           Accounts payable and accrued liabilities      92.1         91.9
                                                      --------     --------
             Total current liabilities                   93.0        111.8
          Long-term debt                                222.1        274.0
          Deferred income taxes                         124.0        127.6
          Minority interest in consolidated
           joint venture                                 29.8         28.8
          Long-term portion of postretirement
           benefit obligations                           82.9         83.8
          Other long-term liabilities and
           deferred credits                              15.8         18.8
                                                      --------     --------
                                                        567.6        644.8
                                                      --------     --------
          Shareholders' equity:
           Preferred stock redeemable at
             issuer's option (Note 3)                   152.0         67.9
           Common stock, $1.25 par value                 21.6         21.3
           Capital in excess of par value               124.5        127.6
           Reinvested earnings                           48.1         45.4
                                                      --------     --------
                                                        346.2        262.2
                                                      --------     --------
                                                      $ 913.8      $ 907.0
                                                      --------     --------
                                                      --------     --------

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                          STATEMENT OF CONSOLIDATED EARNINGS
                                     (unaudited)

                                      (in millions, except per share data)
                                     -------------------------------------
                                         Three Months        Six Months
                                           June 30,           June 30,
                                     ------------------  -----------------
                                        1994     1993      1994     1993
                                     --------  --------  -------  --------

          Revenues                    $ 157.6   $ 144.4  $ 277.0  $ 250.5
                                     --------  --------  -------  --------
          Costs and expenses:
            Operating                   110.0     102.4    197.1    178.1
            Depreciation, depletion
              and amortization           10.9      10.7     21.8     21.5
            Selling and marketing         4.8       4.6      9.0      9.1
            General and
              administrative             11.3      11.2     21.8     23.2
            Other (income)
              expense, net               (4.1)      0.4     (2.8)     0.3
                                     --------  --------  -------  --------
                                        132.9     129.3    246.9    232.2
          Minority interest in
            earnings of consolidated
            joint venture                 1.1       0.8      1.0      0.8
                                     --------  --------  -------  --------
                                        134.0     130.1    247.9    233.0
                                     --------  --------  -------  --------
          Operating earnings             23.6      14.3     29.1     17.5
          Interest                       (7.5)    (10.4)   (16.2)   (20.8)
                                     --------  --------  -------  --------
          Earnings (loss) before
            income taxes and
            cumulative effect of a
            change in accounting
            principle                    16.1       3.9     12.9     (3.3)
          Federal and state income
            tax (expense) benefit        (5.1)     (1.3)    (4.1)     1.5
                                     --------  --------  -------  --------
          Earnings (loss) before
            cumulative effect of a
            change in accounting
            principle                    11.0       2.6      8.8     (1.8)
          Cumulative effect of a
            change in accounting
            principle, net of taxes         -         -        -    (48.5)
                                     --------  --------  -------  --------
          Net earnings (loss)         $  11.0   $   2.6  $   8.8  $ (50.3)
                                     --------  --------  -------  --------
                                     --------  --------  -------  --------
          Dividends on preferred
            stock (Note 3)            $  (2.4)  $  (1.2) $  (4.5) $  (2.5)
                                     --------  --------  -------  --------
                                     --------  --------  -------  --------
          Earnings (loss) available
            for common stock          $   8.6   $   1.4  $   4.3  $ (52.8)
                                     --------  --------  -------  --------
                                     --------  --------  -------  --------
          Earnings (loss) per
            common share (Note 3
            and Exhibit 11):
            Primary -
            Earnings (loss)
              before cumulative
              effect of a change
              in accounting
              principle               $  0.48   $  0.08  $  0.24  $ (0.26)
            Cumulative effect of
              a change in
              accounting principle,
              net of taxes                  -         -        -    (2.86)
                                     --------  --------  -------  --------
                                      $  0.48   $  0.08  $  0.24  $ (3.12)
                                     --------  --------  -------  --------
                                     --------  --------  -------  --------

            Fully diluted -
            Earnings (loss)
              before cumulative
              effect of a change
              in accounting
              principle               $  0.46   $  0.08  $  0.24  $ (0.26)
            Cumulative effect of
              a change in
              accounting principle,
              net of taxes                  -         -        -    (2.86)
                                     --------  --------  -------  --------
                                      $  0.46   $  0.08  $  0.24  $ (3.12)
                                     --------  --------  -------  --------
                                     --------  --------  -------  --------


          Average shares outstanding (Exhibit 11):
              Primary                    17.9      16.9     17.9     16.9
                                     --------  --------  -------  --------
                                     --------  --------  -------  --------
              Fully diluted              23.8      16.9     17.9     16.9
                                     --------  --------  -------  --------
                                     --------  --------  -------  --------

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                         STATEMENT OF CONSOLIDATED CASH FLOWS

                                     (unaudited)
                                                          (in millions
                                                      --------------------
                                                         Six Months Ended
                                                             June 30,
                                                      --------------------
                                                        1994        1993
                                                      -------      -------
          Operating activities:
           Net earnings (loss)                         $  8.8       $(50.3)
           Adjustments to reconcile net loss
             to net cash provided by (used in)
             operating activities:
              Cumulative effect of a
                change in accounting principle              -         48.5
              Depreciation, depletion
                and amortization                         21.8         21.5
              Deferred income tax provision               1.0         (1.8)
              Amortization of securities
                issuance costs                            2.1          1.6
              Changes in operating assets
                and liabilities                         (26.2)        (4.7)
              Other adjustments                           1.0          0.8
                                                      -------      -------
          Net cash provided by operating activities       8.5         15.6
                                                      -------      -------

          Investing activities:
           Additions to property, plant and equipment   (13.8)       (10.5)
           Proceeds from asset sales                      1.2          6.3
           Other                                         (2.1)         0.7
                                                      -------      -------
          Net cash used in investing activities         (14.7)        (3.5)
                                                      -------      -------

          Financing activities:
           Additions to long-term debt                   39.6           -
           Reductions in long-term debt                (110.6)       (10.3)
           Proceeds from sale of preferred stock         86.3            -
           Dividends                                     (3.3)        (2.5)
           Securities issuance costs                     (4.6)          -
           Changes in minority interest                     -         (0.5)
                                                      -------      -------
          Net cash provided by (used in)
           financing activities                           7.4        (13.3)
                                                      -------      -------

          Net increase (decrease) in cash
           and cash equivalents                           1.2         (1.2)
          Cash and cash equivalents at
           beginning of period                            7.4         12.5
                                                      -------      -------

          Cash and cash equivalents at end of period   $  8.6       $ 11.3
                                                      -------      -------
                                                      -------      -------

             Cash payments for income taxes totaled $300,000 and $200,000, respectively, in 1994 and 1993. The Company received a $15.7 million Federal income tax refund in 1993 from the carryback to prior years of the 1992 tax loss. Interest paid, net of amounts capitalized, was $16.7 million and $19.3 million in 1994 and 1993, respectively. The $48.5 million noncash operating charge in 1993 for the cumulative effect of a change in accounting principle also resulted in a noncash charge to deferred income taxes of $25.9 million and a noncash credit to the long-term portion of postretirement benefit obligations of $74.4 million. Noncash investing activities in 1993 included the sale of a hazardous waste processing facility for $5.6 million face value of a new issue of the purchaser's preferred stock.

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
              STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                                 BY BUSINESS SEGMENT
                                     (unaudited)
                                                  (in millions)
                                     -------------------------------------
                                         Three Months        Six Months
                                           June 30,           June 30,
                                     -----------------   -----------------
                                        1994     1993      1994     1993
                                     --------  -------   -------  --------
          Contributions to revenues:
            Cement                    $ 107.7   $ 101.4  $ 181.4  $ 168.0
            Concrete products            53.6      42.9    103.2     80.6
            Environmental services        7.9       9.3     15.7     19.2
            Intersegment sales          (11.8)    (9.4)    (23.7)   (17.6)
            Corporate and other           0.2       0.2      0.4      0.3
                                     --------  -------   -------  --------
                                      $ 157.6   $ 144.4  $ 277.0  $ 250.5
                                     --------  -------   -------  --------
                                     --------  -------   -------  --------
          Contributions to operating earnings (loss)
            before interest expense and income taxes:
              Cement                  $  27.6   $  24.7  $  44.5  $  39.3
              Concrete products           3.7      (0.4)     2.9     (1.6)
              Environmental services     (1.7)     (0.4)    (3.1)    (0.2)
              Corporate
                General and
                  administrative         (7.6)     (8.2)   (14.5)   (17.2)
                Depreciation,
                  depletion and
                  amortization           (1.2)     (1.1)    (2.4)    (2.2)
                Miscellaneous income
                  (expense)               2.8      (0.3)     1.7     (0.6)
                                     --------  -------   -------  --------
                                      $  23.6   $  14.3  $  29.1  $  17.5
                                     --------  -------   -------  --------
                                     --------  -------   -------  --------

                       SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                          STATEMENT OF SHAREHOLDERS' EQUITY
                                     (unaudited)
                                           (in millions)
                            -----------------------------------------------
                                                          Capital
                              Preferred       Common        in
                                Stock          Stock      excess     Re-
                            -------------  -------------  of par  invested
                            Shares Amount  Shares Amount   value  earnings
                            ------ ------  ------ ------  ------  ---------
          Balance at
          December 31, 1993   3.0  $ 67.9   17.0  $ 21.3  $127.6   $ 45.4
          Net earnings         -       -      -       -      -        8.8
          Issuance of Series
            D Preferred
            Stock (Note 3)    1.7    86.3     -       -      -         -
          Dividends on
            preferred
            stock (Note 3)     -       -      -       -      -       (4.5)
          Issuance expenses
            of capital
            stock              -       -      -       -     (4.2)      -
          Exercise of
            stock options      -       -     0.2     0.2    (0.2)    (1.5)
          Other              (0.1)   (2.2)   0.1     0.1     1.3     (0.1)
                            ------ ------  ------ ------  ------  ---------
          Balance at
          June 30, 1994       4.6  $152.0   17.3  $ 21.6  $124.5   $ 48.1

                            ------ ------  ------ ------  ------  ---------
                            ------ ------  ------ ------  ------  ---------

                         SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        (unaudited)


          Note 1 - Unaudited Consolidated Financial Statements:

               The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at June 30, 1994 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1993 is derived from the December 31, 1993 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K, as amended by Form 10-K/A dated May 11, 1994.

               In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended June 30, 1994 are not necessarily indicative of results to be expected for the full year.

          Note 2 - Inventories:

                                                 (unaudited, in millions)
                                                 ------------------------
                                                   June 30,   December 31,
                                                 ----------   -----------
                                                     1994        1993
                                                 ----------   -----------

               Finished goods                      $ 21.2      $ 15.4
               Work in progress                      14.8         7.0
               Raw materials                          6.0         6.0
               Supplies                              27.1        26.3
                                                ----------   -----------
                                                   $ 69.1      $ 54.7
                                                ----------   -----------
                                                ----------   -----------

               Inventories stated on the LIFO method were $25.6 million at June 30, 1994 and $20.4 million at December 31, 1993 compared with current costs of $33.5 million and $28.3 million, respectively.

          Note 3 - Capital Stock:

             Common Stock

               At June 30, 1994, the Company had 17,258,000 shares of common stock issued and outstanding.

             Preferred Stock Redeemable at Issuer's Option

               Series A Preferred Stock - The Company had 1,994,000 shares of Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) issued and outstanding at June 30, 1994, and 1,999,000 shares issued and outstanding at December 31, 1993 and June 30, 1993. Dividends paid on the Series A Preferred Stock were approximately $350,000 and $700,000, respectively, during each of the three and six month periods ended June 30, 1994 and 1993.

               Series B Preferred Stock - The Company had 917,000 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock) issued and outstanding at June 30, 1994, and 959,000 shares issued and outstanding at December 31, 1993 and June 30, 1993. Dividends accrued on the Series B Preferred Stock were approximately $800,000 and $900,000, respectively, during the three months ended June 30, 1994 and 1993. Dividends paid on the Series B Preferred Stock were approximately $1.7 million and $1.8 million, respectively, during the six months ended June 30, 1994 and 1993.

               Series D Preferred Stock - On January 27, 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) all of which were outstanding at June 30, 1994. The net proceeds of approximately $82 million were utilized to reduce long-term debt and to fund working capital requirements. Dividends accrued on the Series D Preferred Stock were approximately $1.2 million and $2.1 million, respectively, during the three and six month periods ended June 30, 1994.

          Note 4 - Contingencies:

               See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
          - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

          Note 5 - Review by Independent Accountants:

               The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche on its limited review of the financial information as of June 30, 1994 and for the three and six month periods ended June 30, 1994 and 1993 follows.

                          INDEPENDENT ACCOUNTANTS' REVIEW REPORT




          To the Shareholders and
             Board of Directors of
             Southdown, Inc.
             Houston, Texas


               We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of June 30, 1994, and the related statement of consolidated earnings and the statement of consolidated cash flows for the three and six months ended June 30, 1994 and 1993 and the statement of shareholders' equity for the six months ended June 30, 1994. These financial statements are the responsibility of the Company's management.

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

               We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1993 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







          Deloitte & Touche
          Houston, Texas
          July 25, 1994

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


          Results of Operations

             Consolidated Second Quarter Earnings

               Operating earnings for the second quarter of 1994 were $23.6 million compared with $14.3 million in the prior year quarter. Net earnings for the second quarter of 1994 were $11 million, $0.46 per share fully diluted, compared with $2.6 million, $0.08 per share fully diluted, for the comparable quarter in 1993.

               Second quarter 1994 revenues improved 9% compared with the prior year quarter primarily because of higher ready-mixed concrete sales volumes and prices combined with a 7% improvement in cement sales prices. Second quarter 1994 operating earnings improved $9.3 million over the same quarter of the prior year. The improvement reflects record quarterly earnings of $27.6 million achieved by the Cement segment in 1994 and a $4.1 million increase in earnings from the Concrete Products operating segment over the comparable 1993 quarter. The record results in cement earnings were attributable to a weighted average $3.66 per ton increase in cement sales prices reflecting price increases implemented in virtually all of the Company's markets except for southern California. Higher cement revenues for the period were offset to some extent by higher costs compared with the prior year period. The Concrete Products segment's continued improvement was primarily attributable to higher sales volumes and prices from ready-mixed concrete. The Florida concrete products operation demonstrated marked improvement while the California concrete products operation registered only a meager improvement in their slowly recovering regional economy. Second quarter 1994 results for the Concrete Products segment, however, also benefited from the sale of thirty-five surplus used ready-mixed concrete mixer trucks by the California operation in June 1994 for a $1.1 million gain. The Environmental Services segment continued to experience difficulties as the loss reported by the segment for the second quarter of 1994 increased $1.3 million over the comparable quarter in 1993 because of lower earnings from the hazardous waste processing facilities and higher losses from the resource recovery operations in 1994. Miscellaneous income in the second quarter of 1994 included $2.3 million from the realization of a gain contingency stemming from the 1988 acquisition of Moore McCormack Resources, Inc. (Moore McCormack).

               The decline in interest expense reflects significantly lower debt levels from the prior year quarter resulting from the early retirement of $90 million of 12% Senior Subordinated Notes Due 1997( 12% Notes); $45 million in January 1994 and the remainder in May 1994.

             Consolidated Year-to-date Earnings

               Operating earnings for the six months ended June 30, 1994 were $29.1 million compared with $17.5 million for the prior year period. Net earnings for the six months ended June 30, 1994 were $8.8 million, $0.24 per share fully diluted, compared with a net loss of $1.8 million, $0.26 per share, in the prior year excluding the $48.5 million, $2.86 per share, initial charge related to the 1993 adoption of new accounting rules for postretirement benefits (SFAS No. 106).

               Consolidated revenues in the 1994 period increased 11% over the prior year period primarily because of improvements in sales volumes and prices from the Concrete Products segment and improved prices in
          the Cement segment.   The year-over-year improvement in net earnings
          resulted from a 13% increase in cement earnings, a $4.5 million improvement in the results reported by Concrete Products (including the aforementioned gain on the truck sale) and a 13% reduction in corporate expenses. The Cement segment benefited from a 7% improvement, or $3.44 per ton, in the weighted average sales price combined with a slight increase in sales
          volumes.   Even without the gain on the sale of the surplus concrete
          mixer trucks, operating results from the Concrete Products segment were significantly improved as a result of a substantial upturn in the Florida market. All of the resource recovery operations and hazardous waste processing facilities in the Environmental Services segment, except Alabama, reported poorer operating results compared with the prior year period.

               General and administrative expenses declined because the prior year period included a $3.5 million charge to accrue benefits under SFAS No. 106, while additional accruals have not been necessary subsequent to the July 1, 1993 effective date of the Company's amended postretirement benefits plan. The increase in miscellaneous income reflects the previously mentioned $2.3 million gain. The reduction in interest expense reflects the early retirement of the 12% Notes also mentioned above. The Company's effective tax rate, which includes state taxes, was lower than the federal statutory rate for 1994 because of the favorable impact of statutory depletion in excess of cost depletion, primarily as related to the Company's limestone mining operations. The effective tax rate for 1993 was higher than the statutory rate because of the impact of statutory depletion relative to an estimated improvement in annual operating results.

          Segment Operating Earnings

             Cement

               Second quarter - Operating earnings for the three month period ended June 30, 1994 of $27.6 million, which represented a record quarter, improved over the $24.7 million reported in the prior year quarter. Higher operating earnings primarily resulted from a $3.66 per ton increase in average cement sales prices on essentially flat volume. All cement manufacturing plants reported improved year-to-year results except for the Victorville, California and Kosmosdale, Kentucky plants. The California plant was impacted by lower average sales prices (primarily the result of a higher proportion of current period sales under a large volume, lower margin contract) while the Kentucky plant experienced operating difficulties which resulted in higher costs.

               Year-to-date - Operating earnings for the six months ended June 30, 1994 were $44.5 million compared with $39.3 million in the prior year period. Despite higher per unit operating costs attributable to unplanned kiln outages and two months of abnormally severe winter weather in many markets, operating earnings improved over the prior year period primarily because of a $3.44 per ton increase in average cement sales prices.

               Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement operations appear in the following table:

                                        Three Months        Six Months
                                            Ended              Ended
                                     -------------------  ------------------
                                           June 30,           June 30,
                                     -------------------  ------------------
                                       1994       1993     1994      1993
                                     --------   --------  -------   --------
               Tons of cement
                sold (thousands)       1,678      1,689     2,918     2,853
                                     --------   --------  -------   --------
                                     --------   --------  -------   --------
               Weighted average per ton data:
                  Sales price
                  (net of freight)    $55.61    $ 51.95   $ 54.07   $ 50.63

                  Manufacturing and
                   other plant
                   operating costs(1)  40.19      39.97     40.86     39.49
                                     --------   --------  -------   --------
               Margin                 $15.42    $ 11.98   $ 13.21   $ 11.14
                                     --------   --------  -------   --------
                                     --------   --------  -------   --------
               _____________
               (1) Includes fixed and variable manufacturing costs, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.


               The increases in the average sales price per ton for the three and six months ended June 30, 1994 reflect the partial realization of price increases implemented in most of the Company's markets during the previous twelve months. The increase in operating costs per ton for the six months ended June 30, 1994 compared with the prior year period was attributable to higher maintenance and repair costs of several of the manufacturing facilities, some of which were related to abnormally severe weather conditions, and to various major repairs undertaken in the first quarter of 1994.


             Concrete Products

               Second quarter - Operating earnings for the Concrete Products segment were $3.7 million in the second quarter of 1994 compared with an operating loss of $395,000 in the prior year quarter. Revenues increased 25% from the prior year quarter primarily because of improved sales volumes and prices from the Florida concrete products operation.

               In addition to ready-mixed concrete, segment operating results include the sale of concrete block, aggregate, fly ash, various masonry supplies and other income. Results for the southern California operation improved only marginally with the reported year-over-year improvement almost entirely attributable to a $1.1 million gain realized on the 1994 sale of thirty-five used concrete mixer trucks. Operating results for the Florida operations improved significantly, reflecting a 17% increase in sales volumes and an 8% improvement in sales prices from the ready-mixed concrete operation as well as continuing improvement from the concrete block, resale and fly ash operations.

               Year-to-date - The Concrete Products segment's operating earnings for the six months ended June 30, 1994 were $2.9 million compared with a $1.6 million operating loss reported in the prior year period. Revenues increased 28% over the prior year period as sales volumes and prices from all of the product lines showed improvement.

               The loss at the southern California operation declined $1.3 million primarily because of the aforementioned gain on the sale of thirty-five mixer trucks. Florida's operating results increased by approximately $2.9 million compared with the prior year period reflecting higher sales volumes and sales prices from the ready-mixed concrete operation as well as continuing improvement from the block, resale and fly ash operations. Ready-mixed concrete sales volumes and prices improved by 19% and 6%, respectively, reflecting the continued economic recovery in the Florida market area.

               Sales volumes, unit price and cost data and unit operating profit
          (loss) margins relating to the Company's ready-mixed concrete operations appear in the following table:


                                        Three Months        Six Months
                                            Ended              Ended
                                     -------------------  ------------------
                                           June 30,           June 30,
                                     -------------------  ------------------
                                       1994       1993     1994      1993
                                     --------   --------  -------   --------

               Yards of ready-mixed
                concrete sold
                (thousands)              919        795     1,812     1,500
                                     --------   --------  -------   --------
                                     --------   --------  -------   --------

               Weighted average per cubic yard data:
                  Sales price         $47.76    $ 43.95   $ 46.49   $ 43.94
                  Operating costs(1)   46.81      45.75     46.91     45.89
                                     --------   --------  -------   --------
               Margin                 $ 0.95    $ (1.80)  $ (0.42)  $ (1.95)
                                     --------   --------  -------   --------
                                     --------   --------  -------   --------
               ______________
               (1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs, but excluding the $1.1 million gain realized on the 1994 sale of trucks.


               The increase in the weighted average sales price per yard for the three and six months ended June 30, 1994 compared with the 1993 periods reflects higher sales prices in both the Company's Florida and southern California markets. The increase in the weighted average operating costs per yard for the three and six months ended June 30, 1994 compared with the 1993 periods is attributable to higher material costs in Florida ( primarily the cement sales prices which increased
          as discussed under   Cement  above).


             Environmental Services

               Second quarter - The operating loss of the Environmental Services segment for the three months ended June 30, 1994 was $1.7 million compared with a loss of approximately $400,000 in the prior year quarter. The hazardous waste processing facilities had operating earnings of $76,000 in the current year quarter compared with $1.1 million in the prior year quarter as operating results from all but one facility in 1994 were lower than the previous year because of lower sales volumes and, on solid hazardous waste derived fuel, lower margins. Losses from resource recovery operations increased compared with the prior year quarter because of lower revenues and increased depreciation charges.

               Year-to-date - The Environmental Services segment reported an operating loss of $3.1 million for the six months ended June 30, 1994 compared with an operating loss of $217,000 in the prior year period. The hazardous waste processing facilities had operating earnings of $244,000 in the current period compared with $2.2 million in the prior year period as operating results from all facilities were lower than the previous year because of abnormally severe winter weather conditions and lower sales volumes and, on solid hazardous waste derived fuel, lower margins. In March 1994, the Company sold its Illinois hazardous waste processing facility for $1 million. No gain or loss was recognized on the transaction. Resource recovery operations declined $1.3 million to an operating loss of $590,000 in the current period primarily as a result of a 14% decrease in solid hazardous waste derived fuel volumes burned and higher professional fees. The decrease in solid hazardous waste derived fuel volumes was primarily the result of shortages of available volumes because of competitive market conditions.

             Corporate

               Second quarter - Corporate general and administrative expenses were $7.6 million in the second quarter of 1994 compared with $8.2 million in the same period of the prior year which included a $1.7 million charge to accrue the estimated postretirement health care benefits calculated under SFAS No. 106 in excess of claims incurred. No such charge was required in the current period.

               Miscellaneous income in the second quarter of 1994 included $2.3 million from realization of a gain contingency stemming from the 1988 acquisition of Moore McCormack.

               Year-to-date - Corporate general and administrative expenses for the first six months of 1994 were substantially below the prior year period primarily because 1993 included a $3.5 million charge to accrue the estimated postretirement health care benefit calculated under SFAS No. 106.

               Miscellaneous income and expense during 1994 included the $2.3 million gain mentioned above and first quarter charges totaling $1.7 million in conjunction with the disposition of lawsuits.


          Liquidity and Capital Resources

             The discussion of liquidity and capital resources included on pages 37 through 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A dated May 11, 1994, should be read in conjunction with the discussion of liquidity and capital resources contained herein.

             The Company's Revolving Credit Facility totals $200 million and matures in November 1996. The Revolving Credit Facility includes $20 million of borrowing capacity that is restricted solely for contingent obligations under an agreement between the Company and the U.S. Maritime Administration related to certain shipping operations owned previously by Moore McCormack. The facility also includes the issuance of standby letters of credit up to a maximum of $95 million. Substantially all of the Company's assets are pledged to secure this facility. At June 30, 1994, $58.6 million of borrowings and $50.3 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $71.1 million of unused and unrestricted capacity.

             On May 1, 1994 the Company utilized borrowings under its Revolving Credit Facility to redeem the remaining $45 million outstanding principal amount of the Company's 12% Notes. The Company had previously utilized borrowings under its Revolving Credit Facility to redeem $45 million of the 12% Notes in January 1994. Other borrowings under the Company's Revolving Credit Facility were utilized to fund working capital requirements (primarily seasonal increases in inventory and accounts receivable) and to invest approximately $13.8 million in plant, property and equipment. In late January 1994, the Company realized approximately $82 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay an $18 million promissory note due in March 1994 and to reduce borrowings under the Company's Revolving Credit Facility.

             During the first half of 1993, the Company utilized internally generated cash flow from operations, including a $15.7 million federal income tax refund from the carryback to prior years of the 1992 tax loss and $6.3 million from asset sales primarily to (i) finance the seasonal build-up of inventories, (ii) make scheduled debt principal payments of $10.3 million and (iii) make investments of approximately $10.5 million in property, plant and equipment.

             Changes in Financial Condition

               The change in the financial condition of the Company between December 31, 1993 and June 30, 1994 reflects the realization of approximately $82 million in net proceeds from the sale of a new issue of preferred stock which was used to pay down debt, including $18 million classified as current maturities of long-term debt, and to fund working capital requirements and capital expenditures. Accounts and notes receivable increased because of the additional sales activity occurring in the summer construction season relative to the slower winter months. The increase in inventories reflects the typical seasonal build-up in cement inventories in preparation for the peak selling months in the second and third quarters. Other liabilities and deferred credits decreased because of payments made in conjunction with the shipping operations formerly owned by Moore McCormack and other obligations.

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

               Hazardous waste processing facilities and the cement plants that burn hazardous waste derived fuel (HWDF), by definition, involve materials that have been designated as hazardous wastes. The Company's utilization of HWDF in some of its cement kilns has necessitated the familiarization of its work force with the more exacting requirements and varying interpretations of applicable environmental laws and regulations with respect to human health and the environment. The failure to observe the exacting requirements of these laws and regulations could jeopardize the Company's hazardous waste management permits and, under certain circumstances, may expose the Company to significant liabilities and costs of cleaning up releases of hazardous wastes into the environment or claims by employees or others alleging exposure to toxic or hazardous substances. Management believes that the Company's current procedures and practices for handling and management of materials are generally consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials.
          Owners and operators of industrial facilities and those who handle, store or dispose of hazardous substances may be subject to fines or other actions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to those substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

               In June 1992, the Company's Knoxville, Tennessee cement plant submitted to the U.S. EPA a Boiler and Industrial Furnace Certificate of Compliance, a lengthy filing made to allow the plant to continue to burn hazardous waste derived fuels. In a Notice of Violation (NOV) dated April 12, 1994, the U.S. EPA Region IV asserted that certain additional information should have been included in the Certificate of Compliance and, consequently, that the Company is in violation of certain requirements of RCRA. The Company has filed a response to
          the NOV.   Although U.S. EPA did not propose any fines or penalties in the NOV, the NOV noted that RCRA authorizes U.S. EPA to assess penalties of up to $25,000 per day for each violation of RCRA
          regulations.   The U.S. EPA has not yet indicated how it might proceed
          in pursuing its allegations or what penalties, if any, it might seek. Based on information developed to date, the Company believes that this matter should be resolved without any material fines or penalties.

               Cement kiln dust - Industrial operations have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. Some examples of such materials are the trace metals present in cement kiln dust (CKD), chromium present in refractory brick formerly widely used to line cement kilns and general purpose solvents. Under the Bevill amendment, CKD is currently exempt from management as a hazardous waste, except CKD which is produced by kilns burning HWDF and which fails to meet certain criteria. In December 1993, as required by the Bevill amendment, the U.S. EPA issued a Report to Congress on CKD and hearings were held on February 15, 1994. The U.S. EPA is expected to issue its decision on the regulatory status of CKD
          by January 31, 1995.   A change in the status of CKD would require the
          cement industry to develop new methods for handling this high volume, low toxicity waste. Also, CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Leaching has led to the classification of at least three CKD disposal sites of other companies as federal Superfund sites. Several of the Company's inactive CKD disposal sites around the country have been under investigation by the Company, as well as in some cases by federal and state environmental agencies, to determine if remedial action is required at any of the sites and, if so, the extent of any such remedial action. The Company has recorded charges totaling $9.7 million as the estimated remediation cost for one of these sites.

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

               The Company intends to vigorously pursue its right to contribution from USX for cleanup costs under CERCLA and Ohio law. The Company believes that USX is a responsible party because it owned and operated the USX Site at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances and transported the hazardous substances to the USX Site. Therefore, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA only because of its current ownership of the USX Site. These determinations, however, are preliminary, and are based only upon facts available to the Company prior to completing discovery.

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

               Other Contingencies

               Discontinued Moore McCormack Operations - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related primarily to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $1.1 million in the first six months of 1994, $2.4 million in fiscal 1993 and $2.5 million in fiscal 1992. The Company is either a guarantor or directly liable under certain charter hire debt agreements totaling approximately $9 million at June 30, 1994, declining by approximately $4 million per year thereafter through February 1997. Although the estimated liability under these guaranties has been included in the liability for discontinued Moore McCormack operations, enforcement of the guaranty, while not resulting in a charge to earnings, would result in a substantial cash outlay by the Company. However, the Company believes it currently has sufficient borrowing capacity under its Revolving Credit Facility to fund these guaranties, if required, as well as meet its other borrowing needs for the foreseeable future.

               Restructured Accounts Receivable - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during 1992 and continued during 1993, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. A group of four such customers were indebted to the Company at June 30, 1994 in the amount of $19.3 million. All of the notes and a portion of the accounts receivable, approximately 80% of the $19.3 million, are collateralized. Another customer, previously included in this group, retired its note receivable with a June 1994 payment.

               During 1993, two of these customers defaulted on the payment terms of their notes. The Company restructured its agreement with one of the defaulting customers late in the second quarter of 1993 and that customer was in compliance with the terms of the restructured agreement as of June 30, 1994. The Company has stopped selling cement on credit to the other customer in default and is presently evaluating its options for collection of outstanding balances.

               A third customer in the California group, while not in default on its note, had difficulty in maintaining prompt payment for its cement purchases and restructuring discussions were commenced in late 1993. In March 1994, the Company withdrew a preliminary purchase proposal to acquire certain ready-mixed concrete and aggregate assets of this customer but restructuring discussions are continuing. The Company is contractually committed to supply up to 90% of the cement requirements of the other non-defaulting customer on extended credit terms, provided this customer remains current with respect to both current purchases and payments on its note.

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

               Labor Matters - The drivers at the Company's Transit Mixed Concrete Company (Transmix) ready-mixed concrete operations in southern California are represented by Local Union No. 420 of the International Brotherhood of Teamsters (the Teamsters). Transmix's Collective Bargaining Agreement with the Teamsters expired in April 1994 and on May 23, 1994, a new three year Collective Bargaining Agreement with the Teamsters was accepted by its union members.

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

          (b) In early March 1994, the Company and a number of other cement producers and industry associations received requests for information (Civil Investigative Demand or CID) relating to the period from 1991 to April 1994 from the Antitrust Division of the U.S. Department of Justice (DOJ). The DOJ is investigating possible price-fixing and market allocation by cement producers. The commencement of such an investigation does not necessarily indicate that an enforcement action will be commenced against any cement producer. The Company has produced documents and answered certain interrogatories in response to the CID. Because of the early stage of the investigation, it is not possible to predict the outcome of this matter.

          (c) Litigation was initiated in 1992 by former shareholders of a Browning-Ferris Industries, Inc. (BFI) subsidiary acquired from BFI by the Company and included claims asserting, among other things, that an installment of a conditional deferred payment obligation which the Company believed to be in the amount of $9.0 million was actually in the amount of $10.0 million, that adjustments to the purchase price and certain additional amounts aggregating approximately $500,000 were payable to such shareholders, that an accounting must be provided to such shareholders, and that the defendants acted intentionally and maliciously and therefore that the shareholders were entitled to punitive damages. (Benita H. O'Meara, an individual; Ernest O. Roehl, an individual, v. Southdown Environmental Systems, Inc., a Delaware corporation, aka BFI Environmental Treatment Systems, Inc., a Delaware corporation, aka Southdown Environmental Treatment Systems, Inc., a corporation; Does 1 through 50, inclusive) (Superior Court of the State of California for the County of Los Angeles - Case No. BC 056904) The Company notified BFI of its claim for indemnity under the stock purchase agreement but BFI denied the Company's claim. The Company responded timely to the suit and filed a cross-complaint and a new lawsuit against BFI seeking judicial clarification as to BFI's liability under the indemnity agreement, damages and other relief. (Southdown, Inc., a Louisiana corporation, v. Browning-Ferris Industries, Inc., a Delaware corporation; CECOS International, Inc., a New York corporation; and Does 1 through 50, inclusive) (Superior Court of the State of California for the County of Los Angeles - Case No. BC 063261) On January 3, 1994 the parties orally agreed to an out-of-court settlement pursuant to which all claims of the former shareholders were resolved. A dispute arose, however, between BFI and the Company as to which party between them would bear what portion of the up to $1 million additional amount potentially owed to the former shareholders. Following a hearing on the matter, the trial court confirmed in June 1994 that BFI was liable for 70% of the additional amount potentially owed to the former shareholders.

          (d) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX. In September 1993, the Company filed a complaint against USX alleging that with respect to the larger of these two sites (the USX Site), USX is a potentially responsible party and therefore jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. v. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) USX answered the complaint in November 1993 by filing a motion to dismiss the lawsuit. In March 1994 the Magistrate Judge issued a
               report recommending denial of USX's motion to dismiss.   In April
               1994, the Court recommitted the Magistrate Judge's report to the Magistrate Judge for reconsideration of all matters raised by
               USX's objections and the Company's response thereto.   On July 5,
               1994, the Court consolidated this case with the case captioned Greene Environmental Coalition v. Southdown, Inc., Case No. C-3-93-270 under the caption In Re Southdown, Inc., Litigation, Case
               No. C-3-93-270.   On July 13, 1994, the Magistrate Judge issued a
               Supplemental Report and Recommendation recommending that USX's motion to dismiss be denied in its entirety, reconfirming his
               previous recommendation.   Based on advice of counsel, the
               Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX, with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA because of its current ownership of the USX Site. These determinations, however, are preliminary, and are based only upon facts available to the Company prior to completing discovery. As noted below, a court-supervised settlement conference has been ordered by the Court for September 9, 1994 in the consolidated case In Re Southdown, Inc., Litigation.

          (e) In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. (GEC), an Ohio not-for-profit corporation v. Southdown, Inc., a Louisiana corporation - Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from an inactive cement kiln dust disposal site (the USX Site) and is seeking injunctive relief, unspecified civil penalties and attorneys' fees, including expert witness fees. In August 1993, the Company moved to dismiss the complaint.
               Pursuant to a preliminary pretrial conference order issued by the court, the environmental group provided the Company with a written settlement demand in early October 1993. On November 12, 1993, the Company rejected the environmental group's settlement demand without offering a counterproposal. On March 30, 1994, the court denied the Company's motion to dismiss. Subsequently, the Company filed an answer to the GEC complaint and also filed a third-party complaint against USX alleging that: (i) the Company is entitled to be indemnified by USX for all costs and civil penalties the Company may incur; and (ii) the Company is entitled to contribution from USX for USX's proportionate share of the costs and civil penalties the Company may incur. On June 30, 1994, third-party defendant USX filed a motion to dismiss the third-party complaint filed against it by the Company. The Company will respond to USX's motion on or before August 24, 1994. A court-supervised settlement conference has been ordered by the Court for September 9, 1994 in the consolidated case In Re Southdown, Inc., Litigation.

          Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

             11     Statement of Computation of Per Share Earnings.
             99.1   Southdown, Inc. Pension Plan as adopted on May 19, 1994.
             99.2   Southdown, Inc. Retirement Savings Plan as amended and
                    restated on July 1, 1990.

          (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                        SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SOUTHDOWN, INC.
                                                      (Registrant)



          Date:  August 10, 1994                  By:  JAMES L. PERSKY
                                                    --------------------
                                                    James L. Persky
                                               Senior Vice President-Finance
                                               (Principal Financial Officer)




          Date:  August 10, 1994                  By:   ALLAN KORSAKOV
                                                     --------------------
                                                     Allan Korsakov
                                                  Corporate Controller
                                               (Principal Accounting Officer)