Form 10-Q
period 1994-09-30
SOUTHDOWN INC
filed 1994-11-14
CIK 313058

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

    For the quarterly period ended September 30, 1994

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


                         Commission File Number 1-6117


                                SOUTHDOWN, INC.
             (Exact name of registrant as specified in its charter)


           Louisiana                            72-0296500
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)           Identification No.)


1200 Smith Street
Suite 2400
Houston, Texas      77002
(Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:  (713) 650-6200


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes   X
 No

    At September 30, 1994 there were 17.3 million common shares outstanding.
___________________________________________________________________________
___________________________________________________________________________
                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                     INDEX




                                                             Page
                                                             No.
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

    Consolidated Balance Sheet
          September 30, 1994 and December 31, 1993              1

    Statement of Consolidated Earnings
          Three months and nine months ended
           September 30, 1994 and 1993                          2

    Statement of Consolidated Cash Flows
          Nine months ended September 30, 1994 and 1993         3

    Statement of Consolidated Revenues
     and Operating Earnings by Business Segment
           Three months and nine months ended
             September 30, 1994 and 1993                        4

    Statement of Shareholders' Equity
          Nine months ended September 30, 1994                  4

    Notes to Consolidated Financial Statements                  5

    Independent Accountants' Review Report                      7

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations              8


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    17

Item 6.   Exhibits and Reports on Form 8-K                     18

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                  (unaudited)

                                                     (in millions)
                                              September 30,      December 31,
                                                1994                   1993
ASSETS
Current assets:
    Cash and cash equivalents                   $   8.3      $    7.4
    Accounts and notes receivable,
      less allowance for doubtful
      accounts of $10.7 and $7.0                   83.5          75.7
    Inventories (Note 2)                           55.4          54.7
    Deferred income taxes                          19.0          25.5
    Prepaid expenses and other                      4.1           3.6
     Total current assets                         170.3         166.9
Property, plant and equipment,
    less accumulated depreciation, depletion
    and amortization of $295.6 and $276.9         583.5         593.2
Goodwill                                           71.5          74.5
Other assets:
    Long-term receivables                          19.4          20.6
    Other                                          49.8          51.8
                                                $ 894.5        $907.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt        $   1.0      $   19.9
    Accounts payable and accrued liabilities      101.2          91.9
     Total current liabilities                    102.2         111.8
Long-term debt                                    193.3         274.0
Deferred income taxes                             121.4         127.6
Minority interest in consolidated
    joint venture                                  30.0          28.8
Long-term portion of postretirement
    benefit obligations                            82.5          83.8
Other liabilities and deferred credits             14.7          18.8
                                                  544.1         644.8
Shareholders' equity:
    Preferred stock redeemable at
     issuer's option (Note 3)                     152.0          67.9
    Common stock, $1.25 par value                  21.6          21.3
    Capital in excess of par value                124.8         127.6
    Reinvested earnings                            52.0          45.4
                                                  350.4         262.2
                                                $ 894.5        $907.0

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                                  (unaudited)

                                                              (in millions, except per share data)
                                                         Three Months Ended           Nine Months Ended
                                                            September 30,                 September 30,
                                                         1994           1993          1994         1993

Revenues                                            $    167.2      $   156.1      $   444.2      $   406.6

Costs and expenses:
    Operating                                            124.0          114.4          321.1          292.5
    Depreciation, depletion and amortization              10.6            9.8           32.4           31.3
    Selling and marketing                                  4.4            4.8           13.4           13.9
    General and administrative                             8.9            9.9           30.7           33.1
    Other (income) expense, net                            2.4            4.4           (0.4)           4.7
                                                         150.3          143.3          397.2          375.5
Minority interest in earnings of consolidated
    joint venture                                          1.4            1.4            2.4            2.2
                                                         151.7          144.7          399.6          377.7
Operating earnings                                        15.5           11.4           44.6           28.9
Interest expense                                          (6.4)          (9.5)         (22.6)         (30.3)
Earnings (loss) before income taxes and
    cumulative effect of a change in
    accounting principle                                   9.1            1.9           22.0           (1.4)
Federal and state income tax (expense) benefit            (2.6)          (0.4)          (6.7)           1.1
Earnings (loss) before cumulative effect of a
    change in accounting principle                         6.5            1.5           15.3           (0.3)
Cumulative effect of a change in accounting
    principle, net of taxes                                 -              -             -            (48.5)
Net earnings (loss)                                       $6.5          $ 1.5          $15.3         $(48.8)
Dividends on preferred stock (Note 3)                    $(2.5)         $(1.2)         $(7.0)        $ (3.7)
Earnings (loss) available for common stock               $ 4.0          $ 0.3          $ 8.3         $(52.5)
Earnings (loss) per common share (Note 3
    and Exhibit 11):
    Primary -
     Earnings (loss) before cumulative effect
       of a change in accounting principle               $0.23          $0.01          $0.46         $(0.24)
     Cumulative effect of a change in accounting
       principle, net of taxes                              -             -               -           (2.86)
                                                         $0.23          $0.01          $0.46         $(3.10)
    Fully diluted -
     Earnings (loss) before cumulative effect
       of a change in accounting principle               $0.23          $0.01          $0.46         $(0.24)
     Cumulative effect of a change in accounting
       principle, net of taxes                             -              -               -           (2.86)
                                                         $0.23          $0.01          $0.46         $(3.10)
Average shares outstanding (Exhibit 11):
    Primary                                               17.7           17.2           17.8           16.9
    Fully diluted                                         17.7           17.8           17.8           16.9

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                  (unaudited)

                                                               (in millions)
                                                            Nine Months Ended
                                                              September 30,
                                                              1994         1993
Operating activities:
 Net earnings (loss)                                         $15.3       $(48.8)
 Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
     Cumulative effect of a change in accounting principle      -          48.5
     Depreciation, depletion and amortization                 32.4         31.3
     Deferred income tax provision                             1.4         (2.5)
     Amortization of debt issuance costs                       2.7          2.1
     Changes in operating assets and liabilities              (8.5)         2.6
     Minority interest in earnings of consolidated
        joint venture                                          2.4          2.2
     Other adjustments                                         2.0          3.0
Net cash provided by operating activities                     47.7         38.4

Investing activities:
 Additions to property, plant and equipment                 (21.1)        (18.5)
 Proceeds from asset sales                                    2.0           6.3
 Other                                                       (3.8)          2.4
Net cash used in investing activities                       (22.9)         (9.8)

Financing activities:
 Additions to long-term debt                                 11.0            -
 Reductions in long-term debt                              (110.7)        (24.1)
 Proceeds from sale of preferred stock                       86.3            -
 Dividends                                                   (4.9)         (2.8)
 Securities issuance costs                                   (4.3)           -
 Changes in minority interest                                (1.3)         (2.3)
Net cash used in financing activities                       (23.9)        (29.2)

Net increase (decrease) in cash and cash equivalents          0.9          (0.6)
Cash and cash equivalents at beginning of period              7.4          12.5

Cash and cash equivalents at end of period                  $ 8.3         $11.9


    Cash payments for income taxes totaled $257,000 in 1994 and $1.9 million in 1993. The Company received a $15.7 Federal income tax refund in 1993 from the carryback to prior year of the 1992 tax loss. Interest paid, net of amounts capitalized, was $18.1 million and $21.8 million in 1994 and 1993, respectively. The $48.5 million noncash operating charge in 1993 for the cumulative effect of a change in accounting principle also resulted in a noncash charge to deferred income taxes of $25.9 million and a noncash credit to postretirement benefit obligations of $74.4 million. Noncash investing activities in 1993 included the sale of a hazardous waste processing facility for $5.6 million face value of a new issue of the purchaser s preferred stock.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
           STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                              BY BUSINESS SEGMENT

                                  (unaudited)

                                          (in millions, except per share data)
                                         Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                              1994       1993          1994         1993

Contributions to revenues:
    Cement                                 $  115.8    $  109.6      $   297.2      $   277.6
    Concrete products                          53.6        49.0          156.8          129.6
    Environmental services                      8.9         8.3           24.6           27.5
    Corporate and other                         0.1         0.1            0.5            0.4
    Intersegment sales                        (11.2)      (10.9)         (34.9)         (28.5)
                                            $ 167.2    $  156.1      $   444.2      $   406.6

Contributions to operating earnings (loss)
    before interest expense
    and income taxes:
      Cement                               $   21.6    $   21.8      $    66.1      $    61.1
      Concrete products                         3.3         0.5            6.2           (1.1)
      Environmental services                   (1.1)       (1.0)          (4.2)          (1.2)
      Write-down of environmental
         services assets                       (2.0)         -            (2.0)             -
      Corporate
        General and administrative             (5.0)       (6.5)         (19.5)         (23.7)
        Depreciation, depletion and
          amortization                         (1.3)       (1.1)          (3.7)          (3.3)
        Miscellaneous income (expense)           -         (2.3)           1.7           (2.9)
                                           $   15.5    $   11.4      $    44.6      $    28.9



                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       STATEMENT OF SHAREHOLDERS' EQUITY

                                  (unaudited)

                                                                            (in millions)
                                                                                                  Capital
                                             Preferred Stock                Common Stock        in exces of  Reinvested
                                          Shares         Amount          Shares        Amount    par value   earnings

Balance at December 31, 1993               3.0          $   67. 9        17.0          $  21.3    $   127.6   $    45.4
Net earnings                                -                 -            -               -            -          15.3
Issuance of Series D                       1.7               86.3          -               -            -            -
   Preferred Stock (Note 3)
Dividends on preferred
   stock (Note 3)                           -                 -            -               -            -          (7.0)
Issuance expense of
   capital stock                            -                 -            -               -           (4.0)         -
Exercise of stock options                   -                 -           0.2              0.2         (0.2)       (1.6)
Other                                     (0.1)              (2.2)        0.1              0.1          1.4        (0.1)

Balance at September 30, 1994              4.6           $  152.0        17.3          $  21.6     $  124.8    $   52.0

/TABLE

                 SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (unaudited)


Note 1 - Unaudited Consolidated Financial Statements:

    The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at September 30, 1994 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1993 is derived from the December 31, 1993 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K, as amended by Form 10-K/A dated May 11, 1994.

    In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended September 30, 1994 are not necessarily indicative of results to be expected for the full year.

Note 2 - Inventories:

                                            (unaudited, in millions)
                                       September 30,        December 31,
                                          1994                 1993
Finished goods                            $13.9                $15.4
Work in progress                            8.1                  7.0
Raw materials                               5.4                  6.0
Supplies                                   28.0                 26.3
                                          $55.4                $54.7

    Inventories stated on the LIFO method were $17.8 million at September 30, 1994 and $20.4 million at December 31, 1993 compared with current costs of $25.7 million and $28.3 million, respectively.

Note 3 - Capital Stock:

    Common Stock

       At September 30, 1994, the Company had 17,259,000 shares of common stock issued and outstanding.

    Preferred Stock Redeemable at Issuer's Option

       Series A Preferred Stock - The Company had 1,994,000 shares of Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) issued and outstanding at September 30, 1994, and 1,999,000 shares issued and outstanding at December 31, 1993 and September 30, 1993. Dividends paid on the Series A Preferred Stock were approximately $350,000 and $1 million, respectively, during each of the three and nine month periods ended September 30, 1994 and 1993.

       Series B Preferred Stock - The Company had 917,000 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock) issued and outstanding at September 30, 1994, and 959,000 shares issued and outstanding at December 31, 1993 and September 30, 1993. Dividends accrued on the Series B Preferred Stock were approximately $860,000 and $900,000, respectively, during the three months ended September 30, 1994 and 1993. Dividends accrued on the Series B Preferred Stock were approximately $2.6 million and $2.7 million, respectively, during the nine months ended September 30, 1994 and 1993.

       Series D Preferred Stock - On January 27, 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) all of which were outstanding at September 30, 1994. The net proceeds of approximately $82 million were utilized to reduce long-term debt and to fund working capital requirements. Dividends accrued on the Series D Preferred Stock were approximately $1.3 million and $3.4 million, respectively, during the three and nine month periods ended September 30, 1994.

Note 4 - Contingencies:

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

Note 5 - Review by Independent Accountants:

       The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants.
The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche on its limited review of the financial information as of September 30, 1994 and for the three and nine month periods ended September 30, 1994 and 1993 follows.

                  INDEPENDENT ACCOUNTANTS  REVIEW REPORT




To the Shareholders and
   Board of Directors of
   Southdown, Inc.
   Houston, Texas


       We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of September 30, 1994, and the related statement of consolidated earnings and the statement of consolidated cash flows for the three and nine months ended September 30, 1994 and 1993 and the statement of shareholders equity for the nine months ended September 30, 1994. These financial statements are the responsibility of the Company s management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1993 and the related consolidated statements of earnings, shareholders equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







Deloitte & Touche LLP
Houston, Texas
October 27, 1994
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Results of Operations

    Consolidated Third Quarter Earnings

       Operating earnings for the third quarter of 1994 were $15.5 million compared with $11.4 million in the prior year quarter. Net earnings for the third quarter of 1994 were $6.5 million, $0.23 per share fully diluted, including a $2 million, $0.06 per share, charge to adjust the carrying value of the Birmingham, Alabama waste processing facility in conjunction with a proposed sale of that facility. For the comparable quarter in 1993, net earnings were $1.5 million, $0.01 per share fully diluted.

       Consolidated revenues in the third quarter of 1994 increased
7% over the same period of the prior year primarily because of improved sales prices in both the Cement and Concrete Products segments. Third quarter 1994 operating earnings improved 36% or $4.1 million over the same quarter of the prior year. The improvement reflects a $2.8 million increase in operating earnings from the Concrete Products segment over the comparable 1993 quarter. The Concrete Products segment s continued improvement resulted primarily from higher ready-mixed concrete sales prices. Cement segment operating earnings were flat because improved sales prices were offset by higher costs. Cement sales prices improved an average of $4.57 per ton over the prior year quarter reflecting price increases implemented at all locations except for Victorville, California. Excluding the previously mentioned $2 million write-down, the operating loss reported by the Environmental Services segment for the third quarter of 1994 was approximately the same as the comparable quarter in 1993.

       General and administrative expenses declined because the current quarter included a $1.9 million credit to pension expense. Miscellaneous expense in the prior year quarter included a $3 million additional charge for remediation of an inactive cement kiln dust disposal site at Fairborn, Ohio. The decline in interest expense reflects significantly lower debt levels from the prior year quarter resulting from the early retirement of $90 million of 12% Senior Subordinated Notes Due 1997 (12% Notes); $45 million in January 1994 and the remainder in May 1994.

    Consolidated Year-to-date Earnings

       Operating earnings for the nine months ended September 30, 1994 were $44.6 million compared with $28.9 million for the prior year period. Net earnings for the nine months ended September 30, 1994 were $15.3 million, $0.46 per share fully diluted, compared with a net loss of $300,000, $0.24 per share, in the prior year excluding the $48.5 million, $2.86 per share, initial charge related to the 1993 adoption of new accounting rules for postretirement benefits (SFAS No.
106).

       Consolidated revenues in the 1994 period increased 9% over the prior year period primarily because of improvements in sales volumes and prices from the Concrete Products segment and improved prices in the Cement segment. The year-over-year improvement in net earnings resulted from an 8% increase in Cement segment operating earnings, a $7.3 million improvement in the results reported by Concrete Products, a 14% reduction in corporate expenses and a 25% reduction in interest expense. The Cement segment benefited from an 8% improvement in the weighted average sales price. The Concrete Products segment achieved a significant improvement primarily as a result of a substantial upturn in the Florida operations. The Company s California concrete product s operating results included $1.4 million in gains realized from sales of ready-mixed concrete mixer trucks. Despite restructuring efforts in the Company s Environmental Services segment, the year-to-date loss from operations increased to $4.2 million in 1994 compared with $1.2 million in the prior year period. The Environmental Services segment s 1994 results were also adversely impacted by the aforementioned $2 million write-down of the carrying value of its Alabama facility.

    General and administrative expenses declined because the prior year period included a $3.2 million charge to accrue benefits under SFAS No. 106, while additional accruals have not been necessary subsequent to the July 1, 1993 effective date of the Company s amended postretirement benefits plan. General and administrative expenses in the current year period also benefited from the $1.9 million pension credit discussed above, however this benefit was partially offset by higher costs incurred by the Florida concrete products operations. Miscellaneous income in 1994 included the realization of a $2.3 million gain stemming from the 1988 acquisition of Moore McCormack Resources, Inc. (Moore McCormack), while the prior year period included a $3 million remediation charge discussed previously. The reduction in interest expense reflects the early retirement of the 12% Notes also mentioned above. The Company s effective tax rate, which includes state taxes, was lower than the federal statutory rate for 1994 because of the favorable impact of permanent differences related primarily to statutory depletion in excess of cost depletion applicable to the Company s limestone mining operations. The effective tax benefit rate for 1993 was higher than the statutory rate because of the positive impact of statutory depletion relative to an estimated improvement in annual operating results.

Segment Operating Earnings

    Cement

       Third quarter - Operating earnings for the three month period ended September 30, 1994 of $21.6 million were slightly lower than the $21.8 million reported in the prior year quarter. Operating earnings were nearly unchanged because improved sales prices were offset by higher costs. Cement sales prices improved an average of $4.57 per ton for the quarter, reflecting price increases implemented at all locations except the southern California market area. Operating costs were higher because of: (i) unscheduled repairs during the quarter;
(ii) a painting and plant clean-up program at the Fairborn, Ohio plant; (iii) an unfavorable clinker inventory adjustment at the Fairborn, Ohio plant and (iv) kiln damage resulting from an unusual storm at the Victorville, California plant. The Company is in the process of submitting a business interruption insurance claim related to the Victorville storm and believes it has sufficient grounds to enable it to eventually recover a substantial portion of the estimated $600,000 in losses incurred in excess of the Company s deductible. No such recovery was reflected in the results for the third quarter.

       Year-to-date - Operating earnings for the nine months ended September 30, 1994 were $66.1 million compared with $61.1 million in the prior year period. Despite higher per unit operating costs, operating earnings improved over the prior year period primarily because of a $3.87 per ton increase in average cement sales prices.

       Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement operations appear in the following table:


                                        Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                         1994        1993         1994       1993
Tons of cement sold (thousands)          1,769       1,784        4,687       4,637

Weighted average per ton data:
    Sales price (net of freight)     $   57.25      $52.68       $55.30    $  51.43
    Manufacturing and other plant
         operating costs <F1>            43.31       38.37        41.83       39.23
Margin                                  $13.94      $14.31       $13.47    $  12.20

<F1>     Includes fixed and variable manufacturing costs, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.


       The increase in the average sales price per ton for the nine months ended September 30, 1994 reflects the realization of price increases implemented in most of the Company s markets during the previous twelve months. The increase in operating costs per ton for the nine months ended September 30, 1994 compared with the prior year period was attributable primarily to higher maintenance and repair costs at several of the manufacturing facilities, some of which were related to abnormally severe weather conditions in the first and third quarters of 1994.

    Concrete Products

       Third quarter - In addition to ready-mixed concrete, segment operating results include the sale of concrete block, aggregate, fly ash and various masonry supplies. Operating earnings for the Concrete Products segment were $3.3 million in the third quarter of 1994 compared with $492,000 in the prior year quarter. Revenues increased 9% from the prior year quarter primarily because of improved sales prices in both the Florida and southern California concrete products operations.

       Despite lower sales volumes, results for the southern California operation improved over the prior year quarter because of certain non-recurring earthquake recovery projects and a $304,000 gain from the sale of certain additional used ready-mixed concrete mixer trucks. Operating results for the Florida operations improved significantly, reflecting a 10% improvement in sales prices from the ready-mixed concrete operation as well as continuing improvement from the concrete block, resale and fly ash operations.

       Year-to-date - The Concrete Products segment's operating earnings for the nine months ended September 30, 1994 were $6.2 million compared with a $1.1 million operating loss reported in the prior year period. Revenues increased 21% over the prior year period as sales volumes and prices from all of the product lines showed improvement.

       Results from the southern California operation improved $2.5 million primarily because of $1.4 million in gains realized on sales of used mixer trucks and higher ready-mixed concrete sales volumes and prices. Florida s operating results increased by approximately $4.8 million compared with the prior year period reflecting higher sales volumes and sales prices from the ready-mixed concrete operation as well as continuing improvement from the block, resale and fly ash operations. Ready-mixed concrete sales volumes and prices in the Florida market area improved by 12% and 7%, respectively, reflecting the continued economic recovery in that region.

       Sales volumes, unit price and cost data and unit operating profit (loss) margins relating to the Company's ready-mixed concrete operations appear in the following table:


                                        Three Months Ended              Nine Months Ended
                                           September 30,                    September 30,
                                        1994            1993           1994             1993

Yards of ready-mixed concrete
    sold (thousands)                      883            920            2,695             2,420

Weighted average per cubic
    yard data:
    Sales price                      $  48.93       $  43.32        $   47.29         $   43.70
    Operating costs <F1>                47.27          44.15            47.04             45.23

Margin                                  $1.66       $  (0.83)       $    0.25         $   (1.53)

<F1>   Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs, but excluding the $304,000 and $1.4 million gain, respectively, realized on the sale of trucks for the three and nine months ended September
       30, 1994.


       The increase in the weighted average sales price per yard
for the three and nine months ended September 30, 1994 compared with the 1993 periods reflects higher sales prices in both the Company's Florida and southern California markets. The increase in the weighted average operating costs per yard for the three and nine months ended September 30, 1994 compared with the 1993 periods is attributable to higher material costs in Florida (primarily the cement sales prices
which increased as discussed under   - Cement  above).

    Environmental Services

       Third quarter - Excluding the previously mentioned $2 million write-down, the operating loss of the Environmental Services segment for the three months ended September 30, 1994 was approximately the same as the prior year quarter. The closing of the announced October 1994 sale of the Company s Alabama hazardous waste processing facility was cancelled and the agreement to sell that facility to the proposed purchaser was terminated by the Company. The Company, however, will actively continue its efforts to sell the facility.

       Year-to-date - The Environmental Services segment reported an operating loss of $4.2 million for the nine months ended September 30, 1994, excluding the previously mentioned $2 million write-down, compared with an operating loss of $1.2 million in the prior year period. The hazardous waste processing facilities had operating earnings of $729,000 in the current period compared with $2.7 million in the prior year period as operating results from all facilities except Alabama were lower than the previous year because of abnormally severe winter weather conditions and lower sales volumes and, on solid hazardous waste derived fuel, lower margins. In March 1994, the Company sold its Illinois hazardous waste processing facility for $1 million. No gain or loss was recognized on the transaction. Resource recovery operations declined $1.4 million to an operating loss of $619,000 in the current period primarily as a result of a 11% decrease in solid hazardous waste derived fuel volumes burned and higher professional fees. The decrease in solid hazardous waste derived fuel volumes was primarily the result of shortages of available volumes because of competitive market conditions.

    Corporate

       Third quarter - Corporate general and administrative expenses were $5 million in the third quarter of 1994 compared with $6.5 million in the same period of the prior year. The current quarter included a $1.9 million credit to pension expense.

       Miscellaneous expense in the third quarter of 1993 included a $3 million additional charge for remediation of an inactive cement kiln dust disposal site at Fairborn, Ohio.

       Year-to-date - Corporate general and administrative expenses for the first nine months of 1994 were substantially below the prior year period primarily because 1993 included a $3.2 million charge to accrue the estimated postretirement health care benefit calculated under SFAS No. 106. Corporate general and administrative expense also benefited from the $1.9 million pension credit discussed above.

       Miscellaneous income and expense during 1994 included a $2.3 million gain stemming from the 1988 acquisition of Moore McCormack and first quarter charges totaling $1.7 million in conjunction with the disposition of lawsuits. Miscellaneous expense in the prior year quarter included the $3 million remediation charge discussed previously.

Liquidity and Capital Resources

    The discussion of liquidity and capital resources included on pages 37 through 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A dated May 11, 1994, should be read in conjunction with the discussion of liquidity and capital resources contained herein.

    The Company's Revolving Credit Facility totals $200 million and matures in November 1996. The Revolving Credit Facility includes $19.6 million of borrowing capacity that is restricted solely for contingent obligations under an agreement between the Company and the U.S. Maritime Administration related to certain shipping operations owned previously by Moore McCormack. The facility also includes the issuance of standby letters of credit up to a maximum of $95 million. Substantially all of the Company's assets are pledged to secure this facility. At September 30, 1994, $30 million of borrowings and $49.6 million of letters of credit were outstanding under the Revolving Credit Facility and the $19.6 million of restricted capacity was undrawn, leaving $100.8 million of unused and unrestricted capacity.

    On May 1, 1994 the Company utilized borrowings under its Revolving Credit Facility to redeem the remaining $45 million outstanding principal amount of the Company s 12% Notes. The Company had previously utilized borrowings under its Revolving Credit Facility to redeem $45 million of the 12% Notes in January 1994. Internally generated cash flow was utilized to fund working capital requirements (primarily seasonal increases in accounts receivable) and to invest approximately $21.1 million in plant, property and equipment. In late January 1994, the Company realized approximately $82 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay an $18 million promissory note due in March 1994 and to reduce borrowings under the Company's Revolving Credit Facility.

    During the first nine months of 1993, the Company utilized internally generated cash flow from operations, including a $15.7 million federal income tax refund from the carryback to prior years of the 1992 tax loss and $6.3 million from asset sales primarily to (i) finance the seasonal build-up of accounts receivable, (ii) make scheduled debt principal payments of $24.1 million and (iii) make investments of approximately $18.5 million in property, plant and equipment.

 Changes in Financial Condition

    The change in the financial condition of the Company between December 31, 1993 and September 30, 1994 reflects the realization of approximately $82 million in net proceeds from the sale of a new issue of preferred stock which was used to pay down debt, including $18 million classified as current maturities of long-term debt, and to fund working capital requirements and capital expenditures. Accounts and notes receivable increased because of the additional sales activity occurring in the summer construction season relative to the slower winter months. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations. Other liabilities and deferred credits decreased because of payments made in conjunction with the shipping operations formerly owned by Moore McCormack and other obligations.

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

         The Federal Water Pollution Control Act, commonly known as the Clean Water Act, provides comprehensive federal regulation of various sources of water pollution. The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. By the end of 1995, the Company's U.S. operations will have to submit detailed permit applications and pay recurring permit fees. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a competitive disadvantage. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned the disposal site or facility at the time of disposal and current owners. Federal and state regulations also hold owners or operators of hazardous waste facilities liable for all costs of closure and post-closure monitoring and maintenance of these facilities upon cessation of operations.

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

         On a voluntary basis, without administrative or legal action being taken, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the larger of the two sites (USX Site). Based on the limited information available, the Company has received two preliminary engineering estimates of the potential magnitude of the remediation costs for the USX Site, $8 million and $32 million, depending on the assumptions used.

         The Company intends to vigorously pursue its right to contribution from USX for cleanup costs under CERCLA and Ohio law. The Company believes that USX is a responsible party because it owned and operated the USX Site at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances and transported the hazardous substances to the USX Site. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA only because of its current ownership of the USX Site. A court-supervised settlement conference was held on September 30, 1994 and the parties are presently engaged in settlement discussions.

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

         Environmental Services Industry Trends

         The environmental services industry remains adversely affected by low volumes and excess disposal capacity. Despite restructuring and narrowing the focus of the Company s Environmental Services segment in late 1992, the segment has continued to generate losses. Management will present a comprehensive evaluation of all aspects of the Environmental Services segment for consideration by the Company s Board of Directors at its regularly scheduled November 17, 1994 meeting.



         Other Contingencies

         Discontinued Moore McCormack Operations - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related primarily to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $1.6 million in the first nine months of 1994, $2.4 million in fiscal 1993 and $2.5 million in fiscal 1992. The Company is either a guarantor or directly liable under certain charter hire debt agreements totaling approximately $9 million at September 30, 1994, declining by approximately $4 million per year thereafter through February 1997. Although the estimated liability under these guaranties has been included in the liability for discontinued Moore McCormack operations, enforcement of the guaranty, while not resulting in a charge to earnings, would result in a substantial cash outlay by the Company. However, the Company believes it currently has sufficient borrowing capacity under its Revolving Credit Facility to fund these guaranties, if required, as well as meet its other borrowing needs for the foreseeable future.

         Restructured Accounts Receivable - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during 1992 and continued during 1993, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. A group of four such customers were indebted to the Company at September 30, 1994 in the amount of $19.3 million. All of the notes and a portion of the accounts receivable, approximately 80% of the $19.3 million, are collateralized.

         During 1993, two of these customers defaulted on the payment terms of their notes. The Company restructured its agreement with one of the defaulting customers late in the second quarter of 1993 and that customer was in compliance with the terms of the restructured agreement as of September 30, 1994. The Company has stopped selling cement on credit to the other customer in default and is presently evaluating its options for collection of outstanding balances.

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

         In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts become available.

         Labor Matters - The hourly workers at the Company's
Fairborn, Ohio cement plant are represented by the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and Allied Workers Division Local Lodge No. D-357 (Boilermakers). The Fairborn plant's collective bargaining agreement with the Boilermakers expired in March 1994. A new four year collective bargaining agreement with the Boilermakers was approved in October, 1994.

         Claims for Indemnification - In late August 1993, the
Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company s then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company s oil and gas subsidiary owned an interest. The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. Murphy estimated the Company s share of this total to be approximately $4 million. On January 24, 1994, the presiding Administrative Law Judge at the Federal Energy Regulatory Commission (FERC) rendered a favorable decision for Murphy, materially reducing the amount it potentially owed to the DOE. This decision also had the effect of precluding the DOE from recovering from Murphy for any alleged overcharges attributable to Pelto s in-kind production. In late July 1994, Murphy notified the Company that it had settled with the DOE by agreeing to pay $10.7 million and that it would contact the Company later concerning the Company s alleged share of this amount. The Murphy/DOE settlement has now been concluded. The Company has advised Murphy that it does not accept liability for any portion of the settlement amount paid to the DOE other than its pro rata share of attorney s fees.

         Prior to the sale of Pelto in 1989, Pelto entered into certain gas settlement agreements, including one with Transcontinental Gas Pipe Line Corporation (Transco). The Minerals Management Service
(MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with Transco to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In late December 1993, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter. By letter dated September 30, 1994, the MMS s Houston Compliance Division advised the Company that it had determined that a $5.9 million payment made by Transco to Pelto was for a Contract Buy-Down and was royalty bearing. The letter directed the Company to compute and pay royalties on the $5.9 million sum. It also indicated that upon receipt of the Company s payment, late payment charges would be computed and assessed from May 1, 1987. The Company timely appealed the MMS directive, thereby staying compliance with the letter in accordance with the settlement of the so-called IPAA litigation.

         The Company disagrees with the MMS determination; however, if the MMS determination as to the $5.9 million dollar payment to Pelto is ultimately upheld, the Company could have liability for royalty on that sum, plus late payment charges.

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

(c) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX. In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. (GEC), an Ohio not-for-profit corporation v. Southdown, Inc., a Louisiana corporation
       - Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from the larger of these two sites (USX Site) and is seeking injunctive relief, unspecified civil penalties and attorneys' fees, including expert witness fees (GEC case). In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party and therefore jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. v. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX case). On July 5, 1994, the Court consolidated these cases, under the caption In Re Southdown, Inc., Litigation, Case No. C-3-93-
       270. On July 13, 1994, the Magistrate Judge issued a Supplemental Report and Recommendation recommending that a USX motion to dismiss filed in the USX case be denied in its entirety, reconfirming his previous recommendation. On August 26, 1994, the Company responded to the motion to dismiss filed by third-party defendant USX in the GEC case. The court has not yet ruled in USX s motion to dismiss in the GEC case. A court-supervised settlement conference was held on September 30, 1994 and the parties are presently engaged in settlement discussions.

(d) As a result of an aggressive inspection and enforcement initiative targeting combustion industry facilities, the Company was among the group of owners and operators of 28 boilers and industrial furnaces, including several other major cement manufacturers, from which the U.S. EPA is seeking over $19.8 million in penalties. On September 27, 1993, the U.S. EPA issued a Complaint and Compliance Order (Order) (United States Environmental Protection Agency, Region 5 v. Southdown, Inc. d/b/a Southwestern Portland Cement - Docket No. VW 27-
       93) alleging certain violations of the Resource Conservation and Recovery Act (RCRA) applicable to the burning or processing of hazardous waste in an industrial furnace. The alleged violations included, among others, exceedence of certified feed rates for total hazardous waste at the Company s Ohio cement manufacturing facility, failure to demonstrate that CKD generated at the facility is excluded from the definition of hazardous waste and storage at the facility without a permit of CKD alleged to be hazardous by virtue of that failure to demonstrate its exclusion from the definition. The Order proposed the assessment of a civil penalty in the amount of $1.1 million and closure of certain storage silos containing the CKD that allegedly is hazardous waste.

       The Company has engaged counsel to respond to the U.S. EPA Order and believes, after reviewing the complaint and the Company s compliance with the applicable regulations, there are substantial mitigating factors to the interpretations and all allegations contained in the Order. Over the last several months, the Company has engaged in extensive settlement negotiations with U.S. EPA in order to resolve this matter in a mutually satisfactory manner. As part of this effort, the Company has supplied U.S. EPA with detailed legal arguments and factual information that the Company and its counsel believe support a substantial reduction in proposed penalties. Although a final agreement between the parties has not yet been reached, both parties have indicated that they expect to reach an agreement in principle in the near future. Based on the progress of the settlement negotiations to date, the Company and its counsel believe the Order can be resolved without material adverse effect on the consolidated financial statements of the Company.

(e) On November 17, 1992, Region IV of the U.S. EPA advised the Company of certain alleged violations of the National Pollution Discharge Elimination System (NPDES) permit issued to a ready-mixed concrete facility operated by the Company in Tallahassee, Florida. The letter requested that Company representatives attend a meeting on December 15, 1992 to show cause why an enforcement action should not be commenced on account of the alleged violations. U.S. EPA officials indicated at the meeting that they would evaluate the information provided by the Company and would determine what, if any, enforcement action they believe is warranted. In January 1993, the Company s attorneys were informed through a telephone call that the U.S. EPA was planning to refer the matter to the United States Department of Justice (DOJ) for consideration of civil enforcement. The Company voluntarily terminated operations at the facility in the Spring of 1993 and, in October 1993, the property was sold.

       Although the Company no longer owns the property involved in the alleged violation, on September 13, 1994, the DOJ, acting on behalf of EPA, brought an action against the Company in the United States District Court for the Northern District of Florida alleging prior NPDES Clean Water Act violations and seeking the statutory maximum penalty of $25,000 per day of violation. The parties currently are engaged in negotiations to settle this matter.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       11          Statement of Computation of Per Share Earnings.
       27          Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended
              September 30, 1994.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SOUTHDOWN, INC.
                                 (Registrant)



Date:                                  By:   JAMES L. PERSKY
                                             James L. Persky
                                    Executive Vice President-Finance
                                         and Administration
                                      (Principal Financial Officer)




Date:                                  By:   ALLAN KORSAKOV
                                             Allan Korsakov
                                          Corporate Controller
                                     (Principal Accounting Officer)