Form 10-K405
period 1994-12-31
SOUTHDOWN INC
filed 1995-03-03
CIK 313058

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

     [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED
     Common Stock, par value $1.25 per share    New York Stock Exchange, Inc.
     Preferred Stock Purchase Rights            New York Stock Exchange, Inc.
     Preferred Stock, $2.875 Cumulative         New York Stock Exchange, Inc.
        Convertible Series D

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     As of January 31, 1995 the number of shares of common stock outstanding was
17.3 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, was approximately $331.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1994 are incorporated by reference into Part III.


                               TABLE OF CONTENTS

                                                                          PAGE

                                     PART I

Item  1. Business........................................................   1
           General.......................................................   1
           Industry Segment Information..................................   2
           Employees.....................................................  19

Item  2. Properties......................................................  19

Item  3. Legal Proceedings...............................................  19

Item  4. Submission of Matters to a Vote of Security Holders.............  22

                                    PART II

Item  5. Market for Registrant's Common Equity and Related Security
         Holder Matters..................................................  22

Item  6. Selected Financial Data.........................................  23

Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................  24

Item  8. Financial Statements and Supplementary Data.....................  42

Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................  76

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............  76

Item 11. Executive Compensation..........................................  76

Item 12. Security Ownership of Certain Beneficial Owners and Management..  76

Item 13. Certain Relationships and Related Transactions..................  76

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.  76

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Southdown, Inc. (Southdown or the Company) was organized in Louisiana in 1930 and maintains its principal executive offices at 1200 Smith Street, Suite 2400, Houston, Texas 77002-4486, telephone (713) 650-6200. Unless the context indicates to the contrary, the terms "Southdown" and the "Company" as used herein should be understood to include subsidiaries of Southdown and predecessor corporations. The Company is one of the leading United States cement and ready-mixed concrete companies. The Company operates eight quarrying and manufacturing facilities and a network of 17 terminals for the production, importation and distribution of portland and masonry cements, primarily in the Ohio valley and the southwestern and southeastern regions of the United States. The Company is also vertically integrated, with ready-mixed concrete operations serving markets in Florida, southeast Georgia and southern California. Substantially all of Southdown's cement and concrete products operations are conducted at the parent company level.

     Beginning in mid-1990, through the fourth quarter of 1994, the Company was also engaged in the environmental services business, which involved the collection of hazardous waste and processing it into hazardous waste derived fuel (HWDF) that, together with tires and other waste materials, was utilized in certain of the Company's cement kilns to supplement conventional fuels. (See "Cement Operations - Resource Recovery".) Despite redirecting the focus of the Company's environmental services business in late 1992, the business continued to generate losses. Management presented a comprehensive evaluation of all aspects of the environmental services business to the Company's Board of Directors at the Board's regularly scheduled November 17, 1994 meeting and a decision was reached at that time to exit the business. The Company plans to sell its three remaining hazardous waste processing facilities and to cease all burning of HWDF in its cement kilns during 1995. (See also Note 2 of Notes to Consolidated Financial Statements.)

     As a result of this decision, the Company's results for the year ended December 31, 1994 include an after-tax charge of $21.6 million, or $1.26 per share. The charge includes the difference between the book value of the environmental services assets and the estimated proceeds from asset sales, as well as the costs to exit the business and estimated losses to be incurred prior to the sale of assets. The charge, as well as the previous results from the Environmental Services segment, are shown in the Company's financial reports as discontinued operations.

INDUSTRY SEGMENT INFORMATION

     The following table presents revenues and earnings before interest expense and income taxes contributed by each of the Company's industry segments during the periods indicated. Identifiable assets, depreciation, depletion and amortization and capital expenditures by segment are presented in Note 3 of Notes to Consolidated Financial Statements.

                                    YEARS ENDED DECEMBER 31, (IN MILLIONS)
                                 -------------------------------------------
                                  1994     1993      1992    1991      1990
Contributions to revenues(1):
  Cement.......................  $398.4   $370.9    $339.5   $328.4   $364.8
  Concrete Products............   208.1    176.3     158.1    181.1    231.6
  Intersegment sales...........   (45.3)   (38.1)    (33.5)   (40.7)   (48.8)
  Other........................     0.7      0.5       0.7      1.7      3.4
                                 ------   ------    ------   ------   ------
                                 $561.9   $509.6    $464.8   $470.5   $551.0
                                 ======   ======    ======   ======   ======
Contributions to operating
     earnings (loss)(1):
  Cement.......................  $ 91.2   $ 81.9    $ 62.6   $ 44.9   $ 72.2
  Concrete Products............     9.3     (1.6)    (11.6)   (12.7)     6.9
  Corporate
     General and administrative   (25.1)   (28.9)(2) (32.7)   (34.1)   (21.9)(3)
     Depreciation, depletion
          and amortization.....    (5.0)    (4.3)     (4.4)    (4.3)    (3.3)
     Miscellaneous income
          (losses).............     1.3(4)  (2.8)(5)   1.5(6)  (5.1)(7) (5.7)(8)
                                 $ 71.7   $ 44.3    $ 15.4   $(11.3)   $48.2
                                 ======   ======    ======   ======    ======

(1) On November 17, 1994 the Company determined it would discontinue its environmental services business. Revenues and operating losses attributable to the Environmental Services segment have, therefore, been classified as discontinued operations and excluded. (See also Note 2 of Notes to Consolidated Financial Statements.)

(2) Includes a net charge of $2.5 million to accrue the estimated postretirement health care benefits calculated under SFAS No. 106 in excess of claims incurred. (See also Note 16 of Notes to Consolidated Financial Statements.)

(3) Includes a $6.6 million credit to pension expense and a $2.0 million credit to stock appreciation rights expense.

(4) Includes realization of a $4.8 million gain contingency stemming from the 1988 acquisition of Moore McCormack Resources, Inc. and a $2.9 million charge to reflect increases in certain estimated environmental contingencies.

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

     Revenues for the past three years from each of the Company's industry segments, expressed as a percentage of total consolidated revenues, were as follows:

                                                      PERCENTAGE OF
                                              TOTAL CONSOLIDATED REVENUES
                                           ---------------------------------
SEGMENT                                     1994          1993          1992

Cement ...............................      63.3%         65.7%         66.2%
                                            -----         -----         -----
Concrete Products:
  Ready-mixed concrete ...............      30.0          28.2          28.2
  Other ..............................       6.6           6.0           5.4
                                            -----         -----         -----
                                            36.6          34.2          33.6
Other ................................       0.1           0.1           0.2
                                            -----         -----         -----
  Total consolidated revenues ........     100.0%        100.0%        100.0%
                                            =====         =====         =====

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

      Cement is the basic binding agent for concrete, a primary construction material. The Company's cement products are produced primarily from raw materials found at or near the Company's plant locations. Depending upon the process at individual plants, production of one ton of finished product consumes approximately 1.6 tons of raw material. The principal raw material used in the production of portland cement is calcium carbonate found in the form of limestone. The Company's total estimated recoverable reserves of limestone are approximately 690 million tons located on approximately 19,000 acres, most of which are owned by the Company in fee. Other raw materials, used in substantially smaller portions than limestone, include sand, iron ore or other iron bearing materials, clay and gypsum. When not found in adequate amounts in the Company's quarries, these materials are available for purchase from outside suppliers at acceptable prices.

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

      The following tables set forth certain information regarding the Company's cement plants and locations of the cement terminals and sales offices at December 31, 1994.

                                             RATED
                                             ANNUAL                 ESTIMATED
                    NO.      CLINKER     CLINKER/CEMENT   KILN       LIFE OF
                    OF    MANUFACTURING     CAPACITY   DEDICATION   LIMESTONE
 PLANT LOCATION   KILNS     PROCESS      (in 000 tons)   DATES      RESERVES
 -------------------------------------------------------------------------------
                            Preheater/
  Victorville,             precalciner                    1985
   California       2     Long dry kiln   1,550/1,650     1965     100+ years

  Brooksville,                                            1976,
    Florida         2       Preheater     1,200/1,320     1982      90+ years

  Kosmosdale,
  Kentucky(1)       1       Preheater       700/735       1974      20+ years(2)

 Fairborn, Ohio     1       Preheater       610/680       1974      45+ years

   Knoxville,              Preheater/
   Tennessee        1      precalciner      600/650       1979      65+ years

                            Preheater                     1978
 Odessa, Texas      2     Long dry kiln     550/600       1959     100+ years

                            Preheater/
Lyons, Colorado     1      precalciner      450/475       1980      25+ years

  Pittsburgh,
Pennsylvania(1)     1          Wet          360/400       1962     100+ years(3)

        CEMENT SALES OFFICES                          CEMENT TERMINALS
 ------------------------------------         ----------------------------------
    STATE                   CITY                 STATE                 CITY

 California              West Covina          California            La Mirada
  Colorado                 Denver              Colorado              Florence
   Florida               Brooksville            Florida            Jacksonville
  Kentucky              Kosmosdale(1)           Florida              Pensacola
    Ohio                  Fairborn              Florida                Tampa
Pennsylvania            Pittsburgh(1)           Florida            Palm Beach(4)
  Tennessee               Knoxville             Georgia               Atlanta
    Texas                 Amarillo             Kentucky            Lexington(1)
    Texas                  Odessa           North Carolina         Castle Hayne
                                            North Carolina          Statesville
                                            North Carolina          Wilmington
                                                 Ohio              Cincinnati(1)
                                               Tennessee           Grey Station
                                               Tennessee            Kingsport
                                                 Texas               Amarillo
                                             West Virginia         Charleston(1)
                                             West Virginia         Huntington(1)
- ---------------

(1) Owned by Kosmos, which is 75% owned by the Company and 25% owned by Lone Star Cement, Inc. The Company operates the joint venture's plants, sales offices and terminals.

(2) Limestone is barged from a quarry located approximately 30 miles from the plant facility. Additional reserves are available adjacent to the existing quarry.

(3) Limestone is barged from an underground quarry located approximately 100 miles from the plant facility.

(4)  Acquired December 29, 1994.

      The ratio of actual clinker production to rated kiln capacity was 93% in 1994, 94% in 1993 and 92% in 1992. During each of the past three years, the Company has also purchased small amounts of cement from others for resale. In 1994, 5.9% of the cement sold by the Company was acquired from outside sources compared with 5.5% in 1993 and 3.2% in 1992.

      MARKET OVERVIEW - Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association (PCA), the industry's leading trade organization, the three construction sectors that are the major components of cement consumption are (i) public works or infrastructure construction, (ii) commercial and industrial construction and
(iii) residential construction, which comprised 51%, 24% and 25%, respectively, of U.S. cement consumption in 1993, the most recent period for which such data is available. Construction spending and cement consumption have historically fluctuated widely. The construction sector is affected by the general condition of the economy, including growth in the U.S. economy and interest rates, and can exhibit substantial variations across the country as a result of the differing structures of the regional economies. Regional cement markets experience peaks and valleys correlated with regional construction cycles. While the impact on the Company of construction cycles in individual regions may be mitigated to some degree by the geographic diversification of the Company, profitability is very sensitive to small shifts in the balance between supply and demand.

      During 1994, 1993 and 1992 the Company shipped approximately 6.2 million,
6.2 million and 5.8 million tons of cement, respectively. New construction activity was flat or slightly higher in most regions of the country during 1992 but, at least in some regions, began to rebound in 1993. During 1994 construction activity continued to recover in most regions of the country including southern California which had a small improvement over 1993. The 1994 recovery resulted in spot shortages in several market areas and rising sales prices in most regions. As a consequence of these fluctuations, the Company's cement segment sales and earnings followed a cyclical pattern during this three year period.
      Various characteristics of the cement industry are relevant to an understanding of the conditions of competition and the nature of the Company's business:

      (i) Cement is a homogeneous commodity that is manufactured to meet standardized technical specifications and is marketed primarily in bulk quantities without special packaging or labeling. Only bagged cement, a much smaller percentage of cement sales volume, is differentiated by brand name. The Company's bagged cement products are marketed under the "Victor," "Miami," "El Toro," "Mountain," "Broco," "Kosmos", "Dixie" and "Southdown" labels. The Company also manufactures limited amounts of premium priced, specialty cement products.

      (ii) Because transportation costs are high relative to the value of the product, cement markets are generally regional. During the 1980s, however, certain foreign cement producers significantly increased their shipments into the United States (see "Cement Operations - Competition"). The majority of the Company's cement sales are made directly to users of portland and masonry cements, generally within a radius of 200 miles of each plant.

      (iii) The primary end-users of cement in each regional market include numerous small and sometimes one or more large ready-mixed concrete companies. Other principal customers are manufacturers of concrete products such as blocks, roof tiles, pipes and prefabricated building components. Sales are also made to building materials dealers, construction contractors and, in some regions, oil well cementing companies. During each of the three years ended December 31, 1994 approximately one-half of the Company's Odessa plant's cement sales volume consisted of sales to oil well cementing companies.

            The Company is integrated vertically in the regional vicinity of its two largest cement plants with ready-mixed concrete operations principally in southern California and in Florida. Approximately 15%, 15% and 13% of the cement sold by the Company's Victorville plant in 1994, 1993 and 1992, respectively, and approximately 41%, 37% and 42% of the cement sold by the Company's Brooksville plant in 1994, 1993 and 1992, respectively, was sold to the Company's ready-mixed concrete operations.

      (iv) Except with respect to certain major construction projects, it is not common in the industry to enter into long-term sales contracts. However, as a result of successful antidumping petitions filed by a group of domestic cement producers, including the Company, cement imports from certain foreign countries have been substantially reduced. The Company has become the replacement supplier for some of these imported volumes and, during the past several years, has contracted for long-term, large volume sales contracts with as many as four other cement manufacturers or distributors, both foreign and domestic. Some of the contracts have take-or-pay provisions. In 1994, 1993 and 1992 these contracts, assuming they represented only incremental sales (i.e., that fixed costs were fully covered by other production), accounted for approximately 16%, 25% and 31% of the Cement segment's operating earnings, respectively. In 1994 the Company renegotiated certain of these contracts providing for, among other things, similar minimum annual sales volumes, price escalation clauses and, in one instance, a multi-year term. No one customer represents 10% or more of the Company's consolidated revenues. Nonetheless, the loss of a significant portion of these large volume contracts would have a material adverse effect on the Company's results of operations. The Company believes, however, that at least a portion of the volumes covered by these contracts could be replaced by direct sales to cement consumers in the Company's existing markets.

      (v) The cement business is seasonal to the extent that construction activity and hence, the demand for cement, tends to diminish during the first and fourth calendar quarters because of inclement weather conditions, such as those experienced during January and February 1994.

      (vi) The overall demand for cement is relatively price inelastic since cement represents only a small portion of total construction costs and cement has few substitutes in many applications.

      (vii) The supply of cement has been impacted by the retirement of a substantial amount of industry capacity in the U.S. Although industry capacity has remained relatively stable in recent years, total U.S. clinker capacity at the end of 1993, the most recent data available, had declined by 8.3 million tons from its peak in 1975. Construction of major new cement manufacturing capacity in the future would require three to five years from initial planning to commencement of operations as a result of the time required for permitting, financing, fabrication and construction.
                                       6

     COMPETITION - The cement industry is extremely competitive as a result of multiple domestic suppliers and, beginning in the 1980s, the importation of foreign cement through various terminal operations. On the basis of statistics published by the PCA, the Company believes that, as of the end of 1993, the most recent period for which such data is available, it ranked third in total active cement manufacturing capacity among the 46 cement producers in the United States.


                U.S. CLINKER         PERCENT OF
RANK        CAPACITY (000 TONS)     U.S. INDUSTRY      COMPANY NAME

 1                10,947              13.2%           Holnam, Inc.

 2                 6,378               7.7            LaFarge Corporation

 3                 5,778               7.0            Southdown, Inc.

 4                 5,166               6.3            Ash Grove Cement Company

 5                 4,233               5.1            Blue Circle Inc.

 6                 4,210               5.1            Essroc Corporation

 7                 4,082               4.9            Lone Star Industries, Inc.

 8                 3,887               4.7            Lehigh Portland Cement
                                                      Company

 9                 3,669               4.4            Medusa Cement Company

 10                3,225               3.9            California Portland Cement
                                                      Company

                   51,575             62.3            Total Top Ten

                   31,215             37.7            Others

                   82,790           100.0%            Total Industry


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

PLANT LOCATION         PRINCIPLE MARKET AREA SERVED         MAJOR COMPETITORS

Victorville,           Southern California, western    Five cement producers and
California             Arizona and southern Nevada     four import facilities

Brooksville,           Central, southwestern and       Four cement producers and
Florida                northern Florida                eight import facilities

                       Kentucky, West Virginia and
Kosmosdale,            portions of Ohio, Indiana       Nine cement producers and
Kentucky               and Tennessee                   an import facility

                       Central and southern Ohio,
                       eastern and southern Indiana
Fairborn,              and northern and central        Nine cement producers and
Ohio                   Kentucky                        an import facility

                       Eastern Tennessee, North
                       Carolina, and portions of
Knoxville,             Kentucky, Virginia, South       Ten cement producers and
Tennessee              Carolina, Georgia and Alabama   an import facility

                       Eastern New Mexico, Texas
                       Panhandle and west Texas,
                       western Oklahoma,
Odessa,                southeastern Colorado and       Twelve cement producers
Texas                  southwestern Kansas             and an import facility

                       Northern and central
Lyons,                 Colorado and southeastern
Colorado               Wyoming                         Four cement producers

                       Western Pennsylvania and
Pittsburgh,            portions of West Virginia
Pennsylvania           and Ohio                        Four cement producers


     Competition among suppliers of cement is based primarily on price, with consistency of quality and service to customers being of lesser significance. Price competition among individual producers and suppliers of cement within a marketing area is intense because of the fungible nature of the product.

     During the 1980s, competition from imported cement in most coastal and border areas grew significantly. According to the PCA, U.S. consumption of foreign cement increased from approximately 4.5% of total U.S. consumption in 1982 to a peak of approximately 19.1% in 1987. The large volume of low priced imported cement entering these markets caused prices to fall during the late 1980s, despite strong growth in cement consumption.

     In response to the surge of unfairly priced imports, groups of industry participants, including the Company, filed antidumping petitions against imports from Mexico in 1989, against imports from Japan in 1990 and against imports from Venezuela in 1991. The International Trade Commission (ITC) and the Department of Commerce (DOC) made affirmative final determinations against cement from Mexico and Japan. Antidumping orders were imposed against Mexican cement in August 1990 and against Japanese cement in April 1991. In addition, in February 1992, the DOC suspended two antidumping investigations of cement from Venezuela, based upon the Venezuelan cement producers agreement to revise their prices to eliminate the dumping of gray portland cement from Venezuela into the United States. The two major Venezuelan cement exporters must price their U.S. sales above their cost of production and home market profit. An intentional violation would expose the Venezuelan producers to civil fraud penalties. The antidumping orders and suspension agreement were largely responsible for a reversal in the influx of cement imports in the 1990s.

     Margins of dumping and resulting duties are subject to annual review by the DOC, and are subject to appeal to the U.S. Court of International Trade (CIT) and the U.S. Court of Appeals for the Federal Circuit.

     U.S. importers must tender antidumping duty cash deposits to the U.S. Customs Service with each entry of cement from Mexico or Japan equal to the customs value of the cement times the cash deposit rate applicable to the exporter, as shown below:

                      ANTIDUMPING DUTY CASH DEPOSIT RATES

Mexico:
  CEMEX..........................................................  42.74 percent
  Apasco.........................................................  53.26 percent
  All other exporters............................................  58.05 percent

Japan:
  Onoda..........................................................  18.30 percent
  Nihon..........................................................  84.70 percent
  All other exporters............................................  63.73 percent



     CEMEX is the principal Mexican exporter. Its current cash deposit rate was established in September 1993 based on the DOC's final determination in the second administrative review of the antidumping order. In that review, the DOC calculated CEMEX's dumping margin on imports entered during August 1991 - July 1992. CEMEX's cash deposit rate will change again when the DOC issues its final determination in the third review, covering import entries during August 1992 - July 1993. The DOC has preliminarily determined that CEMEX's margin was 60.33 percent in the third review. A fourth review, covering import entries during August 1993 - July 1994, in now underway. The final results of the first and second reviews are pending on appeal before the CIT.

     Onoda has been the principal Japanese exporter since the antidumping order was entered in May 1991. Its current cash deposit rate was established in October 1993, based on the DOC's calculation of Onoda's margin in the first review, covering import entries during November 1990 - April 1992. That determination is pending on appeal before the CIT. Onoda's cash deposit rate will change when the final results are issued in the second review (covering import entries during May 1992 - April 1993) and in the third review (covering import entries during May 1993 - April 1994). Onoda has sold virtually no Japanese cement in the Company's regional markets since the antidumping order was imposed.

     In addition, the underlying injury determinations by the ITC against Mexico and Japan have been appealed by the foreign producers. The ITC determination against Japanese cement remains in effect pending appeal before the CIT. The ITC's material injury determination against Mexican cement was affirmed by both the CIT and the U.S. Court of Appeals for the Federal Circuit. The Mexican government, however, challenged the ITC's injury determination under the General Agreement on Tariffs and Trade (GATT). A dispute resolution panel of GATT recommended in July 1992 that the antidumping order be vacated and that all duties collected under the order be returned. The United States has refused to endorse the adverse GATT dispute panel ruling. Under GATT rules, the full Antidumping Code Committee, of which the U.S. is a member, must unanimously adopt the panel's recommendation before it becomes a binding GATT obligation.

     Pursuant to the Uruguay Round Agreement, GATT and the GATT Antidumping Code were superseded on January 1, 1995 by a new GATT, which will be administered by the newly created World Trade Organization (WTO). The antidumping orders outstanding against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force. New legislation passed by the Congress in December 1994, however, requires the initiation of "sunset" reviews of the antidumping orders against Mexico and Japan and the suspension agreement with Venezuela prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

     The North American Free Trade Agreement (NAFTA) has had no material adverse effect on the foregoing antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. The Company does not believe that NAFTA will have a material adverse effect on the foregoing antidumping duty cash deposit rates in the near future. A severe economic crisis in Mexico resulted in devaluations of the Mexican peso in late 1994 and early 1995. Because of the retroactive nature of administrative reviews, the impact on the calculation of antidumping cash deposit rates resulting from the devaluation of the peso, if any, would not be realized until some future period. However, a substantial reduction or elimination of the existing antidumping duties as a result of GATT, NAFTA, currency devaluation or any other reason could adversely affect the Company's results of operations.

     U.S. imports of foreign cement have once again increased as U.S. cement consumption began its recovery in 1993. The PCA has estimated that imports represented approximately 13% of U.S. consumption in 1994 as compared with 9% in 1993 and 8% in 1992. Recent cement imports generally appear, however, to be higher priced than imports during the 1980s and in response to cement demand in excess of the domestic supply. The Company owns or leases three cement terminals, including one acquired in late December 1994, located at seaports and capable of receiving imported cement. To supplement its production capacity the Company sought to meet excess demand with limited purchases of imported cement in 1993 and 1994 and expects to increase its purchases of imported cement in 1995.

     RESOURCE RECOVERY - As fuel is one of the largest variable costs in the manufacture of cement, many members of the cement industry have investigated the use of alternative sources of fuel as a means of mitigating this cost factor. The Company initially tested substituting liquid HWDF for a portion of the fossil fuel requirements at its Ohio cement plant in 1987. Beginning in mid-1990, the Company acquired a total of seven facilities to process hazardous wastes into liquid and solid HWDF for introduction into the Company's permitted cement kilns and the permitted kilns of other cement manufacturers. The Company encountered intense levels of public resistance to the use of

HWDF in its cement kilns and, more importantly, the environmental services industry was beset by less than anticipated volumes of acceptable wastes and by excess disposal capacity. In November 1994 the Company's Board of Directors approved a plan to exit the business and to cease all burning of HWDF in the Company's cement kilns by the end of 1995.

     Both the Company's Ohio and Tennessee cement plants had completed compliance testing and appropriate certification to burn HWDF; however, only the Tennessee plant actively engaged in utilizing HWDF on an other than test basis. The Tennessee plant's permit to burn HWDF, unless extended temporarily as provided by law, expires in late June 1995. Although the Company will cease burning HWDF when the permit to do so at its Tennessee plant expires, the Company may continue burning tires and other non-hazardous industrial waste materials as a fuel supplement where permitted to do so. As of February 28, 1995, permit modifications are in hand or in process to allow for the burning of tires or other non-hazardous waste materials at five of the Company's cement plants, including Tennessee and Ohio.

     CAPITAL EXPENDITURES - Capital expenditures during 1994 amounted to $16.8 million for the Cement segment compared with $8.5 million and $4.9 million in 1993 and 1992, respectively. In addition, in late December 1994 the Company acquired a cement import terminal located at the Port of Palm Beach in Florida, including certain working capital items, for approximately $16 million in cash. While the Company has been somewhat capital constrained for the past several years, improved cash flow from operations has enabled the Company to significantly increase its capital expenditure budget in 1995 in order to achieve process enhancements which could yield improvements in efficiency and productivity. Capital outlays in 1995 are estimated to be approximately $51.5 million, including $25 million representing a portion of the total cost for new finish grinding capacity and other improvements at the Company's Ohio plant. An additional $25 million is estimated to be spent in 1996 to complete the Ohio plant project. The entire project is subject to final approval by the Company's Board of Directors. The scope of the project includes the installation of a new 5,500 horsepower finish grinding mill and construction of a clinker storage dome with 100,000 tons of storage capacity. The project will also include the construction of finished product silos capable of storing 41,000 tons of cement and improvements to the existing pyroprocessing system intended to increase the plant's practical clinker capacity from 610,000 tons to 700,000 tons.

     ENVIRONMENTAL MATTERS - Cement manufacturing facilities, including the operations of the Company, are regulated by various federal, state and local laws and regulations pertaining to the protection of human health and the environment. Environmental laws can be broadly categorized into two types (a) pollution control laws, for example the Resource Conservation and Recovery Act
(RCRA), and the Hazardous and Solid Waste Amendments of 1984 (HSWA), the Clean Air Act and the Federal Water Pollution Control Act; and (b) pollution clean up laws, for example the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986 (SARA).

     RCRA regulates the generation, transportation, storage, treatment and disposal of hazardous waste, hazardous waste being defined as a substance exhibiting any one of four characteristics: toxicity, corrosivity, reactivity and ignitability or any substance specifically "listed" as a hazardous waste. RCRA and HSWA are intended to provide comprehensive regulation of hazardous waste "from cradle to grave" and provide the procedural requirements for implementing corrective action for releases to the environment.

     The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of all major sources of air pollution and established a new federal operating permit and fee program for virtually all significant manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. Beginning in mid-1995, the Company must, on a predetermined phase-in schedule, submit permit applications and pay annual permit fees. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. The U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, these more stringent standards may enhance the Company's competitive position, given the age, condition, design and other features of the Company's cement manufacturing facilities.

     The Federal Water Pollution Control Act, commonly known as the Clean Water Act, provides comprehensive federal regulation of all sources of water pollution. In September 1992 the Company filed a number of applications under the Clean Water Act for National Pollutant Discharge Elimination System (NPDES) stormwater permits. The Company now believes that some of its existing NPDES permits or pending applications relating to its cement plants and raw materials quarries may not cover all process water and stormwater discharges. Legal counsel has advised the Company, based upon its preliminary review of the matter, that while the Clean Water Act authorizes, among other remedies, the imposition of civil penalties of up to $25,000 per day for unpermitted discharges of pollutants to the waters of the United States, several factors may mitigate against the imposition of substantial fines. First, the Company is moving forward as expeditiously as practicable to correct all NPDES permitting deficiencies. Second, some of the permitting issues arise from mere technical deficiencies in permit applications or from changes in discharge patterns after submission of permit applications. In each such case, legal counsel believes that such deficiencies are neither unusual nor difficult to rectify. Finally, some of the deficiencies relate to questions of the scope of the Clean Water Act's jurisdiction that are, at best, unclear.

     CERCLA, as amended by the SARA, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous wastes. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned the disposal site or facility at the time of disposal and subsequent owners. Although there is a right of private action under CERCLA, in general this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. Certain of the Company's disposal sites in Victorville, California and Fairborn, Ohio are in the preliminary stages of evaluation for inclusion on the National Priorities

List compiled under the U.S. EPA's Comprehensive Environmental Response, Compensation and Liability Information System (CERCLIS). Inclusion in CERCLIS is designation for further evaluation only and not a determination of liability or a finding that any response action is necessary.

     Management believes that the Company's current procedures and practices for management of materials are consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials.

     CEMENT KILN DUST - Industrial operations have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. Some examples of such materials are the trace metals present in cement kiln dust (CKD), chromium present in refractory brick used to line cement kilns and general purpose solvents. In the past, the Company disposed of various materials, including used refractory brick and other products used in its cement manufacturing and concrete products operations, in onsite and offsite facilities. Some of these residuals, when discarded, may now be classified as hazardous wastes and subject to regulation under federal and state environmental laws and regulations, which may require the Company to remediate some or all of the affected disposal sites.

     For many years, the Company also placed CKD in depleted quarries or other locations at its plant sites and elsewhere. The regulatory status of CKD is governed by the Bevill amendment, enacted by Congress as part of the Solid Waste Disposal Act Amendments of 1980. Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, is excluded from regulation as hazardous waste under the RCRA, Subtitle C, pending completion of a study and recommendations to Congress by the U.S. EPA. During 1992 the U.S. EPA collected CKD samples from 15 cement plants, including two of the Company's plants, and analyzed various samples for organics and metals, dioxins and furans, radionuclides and other parameters. The U.S. EPA's Report to Congress on CKD was made in December 1993, hearings were held on February 15, 1994 and, on January 31, 1995, the U.S. EPA issued its decision on the regulatory status of CKD. Although the U.S. EPA determined further regulation of CKD was necessary, the agency stated that it found no evidence of risks associated from the use of cement products and that it believes most secondary uses of CKD do not present significant risks to people or the environment. CKD will not be regulated as a full-fledged RCRA hazardous waste and the Bevill amendment exemption will remain in effect until the issuance of new CKD management standards. The U.S. EPA will initiate a rulemaking process, which is estimated to take at least two years, in order to develop these specially tailored CKD management standards. This change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

     CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Leaching has led to the characterization of at least three CKD disposal sites of other companies as federal

Superfund sites. In late July 1991, the Company submitted to the Ohio Environmental Protection Agency (Ohio EPA) for evaluation an initial remediation study indicating the potential extent and nature of a remediation problem at an inactive CKD disposal site in Ohio. The initial study revealed that the leachate from the site was negatively impacting the environment in the vicinity through ground and surface water pathways. In May 1992, a second phase investigation report related to this site was finalized by the Company's consultant. In addition, in July 1992 the Ohio EPA issued an administrative order with respect to this inactive CKD disposal site formalizing the Company's own investigation and remediation plans and requiring the Company to implement an approved remediation workplan to be directed and monitored by the Ohio EPA. In October 1993, the Company received a consulting report proposing additional refinements of earlier remediation estimates which again increased the total estimated cost to remediate this site. The Company recorded charges aggregating a total of $9.7 million in increments as information became available over the period from mid 1991 through late 1993.

     Although the Company had formerly reported its belief the $9.7 million estimate would be sufficient to complete the remediation of this site, by late 1994 it was determined that the Company would not be able to complete all of the remediation work plus monitor the ground water at the site and conduct a study to determine the success of the remediation project within the previous cost estimate. Accordingly, after re-evaluating the status of the project, the Company recorded an additional $2 million charge in the fourth quarter of 1994 to increase the total estimated cost of this remediation project to approximately $12 million. The Company had expended a total of $9.7 million through January 31, 1995 and anticipates completion of the investigative and remedial phases of the project by the end of the first quarter of 1995. The next phase, which is expected to take approximately twelve months, will consist primarily of ground water monitoring and testing in order to evaluate the success of the project in remediating the effects of the CKD leachate. While the Company has no reason to believe that significant additional sums will be required to complete the remediation of this site, it remains at least reasonably possible the Company may be required to incur additional costs on the project. The results of the groundwater monitoring program may determine whether the Company will be required to make further modifications to the remediation program. Until the monitoring process and feasibility testing are complete, however, the Company is unable to determine what additional costs, if any, may be incurred on the project.

     On a voluntary basis, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the larger of the two sites (USX Site). (See also
Item 3. "Legal Proceedings" - (b).) Based on the limited information available, the Company has received two preliminary estimates of the potential magnitude of the remediation costs for the USX Site, $8 million and $32 million, depending on the assumptions used. The Company intends to vigorously pursue its right to contribution from USX for cleanup costs under CERCLA and Ohio law. The Company believes that USX is a responsible party because it owned and operated the USX Site at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances and transported the hazardous substances to the USX Site. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the
                                       14

USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA only because of its current ownership of the USX Site.

     The Company and USX have held settlement discussions with respect to this matter. In this regard, USX and the Company have discussed jointly employing consulting engineers for further investigative work at the USX Site to develop additional information with respect to the scope of the potential remediation costs and possible remediation alternatives and delaying additional proceedings in the USX case while that investigation takes place.

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

     No substantial investigative work has been undertaken at other CKD sites in Ohio. Although data necessary to enable the Company to estimate additional remediation costs is not available, the Company acknowledges that it is at least reasonably possible the ultimate cost to remediate the CKD disposal problem in Ohio could be significantly more than the amounts reserved.

       Several of the Company's other inactive CKD disposal sites around the country are under study to determine if remedial action is required and, if so, the extent of any such remedial action required. These studies may take some time to complete. Thereafter, remediation plans, if required, will have to be devised and implemented, which could take several additional years.

     U.S. EPA'S COMBUSTION INDUSTRY STRATEGY - On May 18, 1993, the U.S. EPA promulgated the agency's combustion strategy and waste minimization policy. As a result of an aggressive inspection and enforcement initiative targeting combustion industry facilities, the Company was among a group of owners and operators of 28 boilers and industrial furnaces, including several other major cement manufacturers, from which the U.S. EPA sought over $19.8 million in penalties. On September 27, 1993, the U.S. EPA issued a Complaint and Compliance Order (Order) alleging certain Company violations of RCRA applicable to the burning or processing of hazardous waste in an industrial furnace namely, the kiln at the Company's Ohio cement manufacturing plant. The Order proposed the assessment of a civil penalty in the amount of $1.1 million against the Company and closure of certain Company owned storage silos containing the CKD that allegedly was hazardous waste. Following several months of extensive settlement negotiations with U.S. EPA, a final agreement in principle between the parties was reached in December 1994. Although the paperwork for this agreement has not been finalized, management believes, based on advice of counsel, that the remaining tasks for finalizing the agreement in principle will not alter the significant terms of the agreement which stipulate the payment by the Company of a significantly reduced penalty and withdrawal by the U.S. EPA of the proposed closure of the Company's storage silos. (See also Item 3. "Legal Proceedings" - (c)).

     RECURRING COSTS OF ENVIRONMENTAL COMPLIANCE - The Company's compliance with the exacting requirements and varying interpretations of applicable laws and regulations related to the protection of human health and the environment requires substantial expenditures and significant amounts of management time and energy.

     Although the Company does not maintain records that segregate such costs from the other costs of on-going operations, management believes recurring environmental compliance costs are a material component of total costs.

     Compliance activities include, among others, the following:

      (i) Maintenance of an in-house staff of professional and support personnel for permitting, compliance, monitoring and reporting;

      (ii) Use of outside attorneys and other consultants to assist in defining and interpreting environmental laws and regulations, demonstrating compliance therewith, and defending against enforcement actions related thereto;

      (iii) Proper selection of various raw materials, fuels and other materials utilized in the Company's manufacturing operations in order to ensure compliance with environmental requirements;

      (iv) Operation and maintenance of a wide variety of emissions control equipment as well as development and implementation of procedures to minimize discharges into the environment;

      (v) Operation and maintenance of a variety of means to monitor emissions and comply with stringent recordkeeping and reporting requirements; and

      (vi) Appropriate handling and disposal of any wastes, including hazardous wastes, if any, which may result from the Company's operations.

     In addition to current period expenses, the Company typically spends several million dollars a year on capital projects related to environmental compliance. Approximately $5.6 million, 11% of the budgeted 1995 segment capital expenditures, is related to compliance with environmental regulations.

     While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, the Company considers this dedication of resources to be an integral part of its business. As a consequence, management does not believe that environmental compliance expenditures place the Company at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the United States.

CONCRETE PRODUCTS

     COMPANY OPERATIONS - The Company has vertically integrated its operations in the regional vicinity of its two largest cement plants, which are located in southern California and in Florida. The Company, doing business as Transit Mixed Concrete Company (Transmix), is a major producer of ready-mixed concrete and a supplier of aggregate in southern California. The

Company, doing business as Florida Mining & Materials Concrete Corp. (Florida Mining), is a major producer and supplier of ready-mixed concrete and other concrete products in Florida and southeastern Georgia. The Company believes that vertical integration into concrete products enhances its overall competitive position in these markets. The Company's combined annual concrete production capacity is over 5.0 million cubic yards. Transmix sells concrete primarily to commercial and industrial builders, as well as contractors on public construction projects, while Florida Mining's sales include a high percentage of sales to residential builders. Florida Mining also manufactures and sells concrete block and certain related concrete products.

     Concrete is formed by mixing sand, water, additives and gravel with cement, the basic binding agent. Transmix and Florida Mining each purchases the majority of its cement from the Company's cement plant in California and Florida, respectively. Alternative supplies of cement are readily available from other sources, if necessary. Transmix extracts sand and gravel for use in its operations from two active aggregate quarries, one of which is under a long-term lease, but the Company presently purchases sand and gravel for use in its Florida ready-mixed concrete operations under an aggregate supply contract. The Company's Concrete Products segment operates approximately 500 ready-mixed concrete trucks, 71 batch plants, two active aggregate quarries and 12 concrete block plants.

     MARKET OVERVIEW - The demand for concrete products is derived from the demand for construction. The construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable interest rates and overall fluctuations in regional economies, which tend to be cyclical. The burden of relatively high fixed costs results in a disproportionate impact on profits with only minor variations in sales volume. Seasonal factors are not as significant in the market areas served by the Company's concrete products businesses as in some markets, but construction activity tends to diminish during prolonged periods of inclement weather. New construction activity experienced a slowdown in both market areas in the latter half of 1990 which continued throughout 1992. While the Florida market stabilized in 1992, gave indications of improvement in 1993 and registered substantial improvement in 1994, the southern California market slowdown continued during 1993 and only began to show signs of stabilizing in 1994. In 1994 ready-mixed concrete sales volumes improved approximately 8% to a total of 3.5 million cubic yards, primarily because of improved volumes in Florida while sales volumes for the Company's southern California aggregate operation improved approximately 16%. In 1993, the Company sold approximately 3.3 million cubic yards of concrete and approximately 870,000 tons of aggregates compared with 3.0 million cubic yards of concrete and 750,000 tons of aggregates in 1992.

     COMPETITION - Competition within each market includes numerous small and several large ready-mixed operators. Competition for sales volume is strong, based primarily on price, with consistency of quality and service to customers being of lesser significance. In Florida, Florida Mining's principal competitors include Tarmac Florida, Inc., Rinker Materials Corp. and Florida Rock Industries, Inc. In California, Transmix's principal competitors include United Ready-Mixed Concrete Co. Inc., A&A Ready-mixed Concrete, Inc. and Catalina Pacific Concrete, Inc. and for aggregates, CalMat Co.

     CAPITAL EXPENDITURES - Capital expenditures during 1994 amounted to $9.4 million for the Concrete Products segment compared with $3.5 million and $1.5 million in 1993 and 1992, respectively. Capital expenditures in 1994 were primarily designed to further increase labor productivity, improve equipment availability and increase plant production rates. In most instances new mobile equipment is being leased instead of purchased. Capital outlays in 1995 have been budgeted at approximately $9.9 million, including approximately $7.0 million in plant expansion, equipment replacement and modernization, $1.1 million in quarry development, $1.3 million related to compliance with environmental regulations and the balance for mobile equipment.

     ENVIRONMENTAL MATTERS - The concrete products industry is subject to environmental regulations similar to those governing the Company's cement operations. As with the cement operations, certain of the concrete products operations are presently the subject of various local, state and federal environmental proceedings and inquiries. The Company along with other entities with activities and operations in the vicinity of Azusa, California, received notices of potential responsibility and requests for information by the U.S. EPA. The Company leases and operates a quarry in the vicinity of Azusa and sold the quarry and a related landfill to a subsidiary of Browning-Ferris Industries, Inc.(BFI) in 1987.

     In February 1994, the Company learned that the U.S. EPA has made public a Feasibility Study and Proposed Plan for taking interim groundwater remedial actions in the Baldwin Park Operable Unit located in the San Gabriel basin, and has indicated its intent to issue a Record of Decision (ROD) regarding the proposed plan. In addition, the U.S. EPA indicated its intent to issue special notice letters requiring the Baldwin Park potentially responsible parties
(PRPs), including the Company, to make a good faith offer to perform the actions described in the Plan and the ROD. In early January 1995, the U.S. EPA issued "pre-special notice" letters to the sixteen companies it viewed as most responsible for paying the costs of clean-up; the Company did not receive such a letter. A number of parties, including the Company, received "no action" letters from the U.S. EPA in January 1995. The Company's letter advised that based on the information available, the U.S. EPA did not intend to pursue the Company for environmental liabilities associated with the operation of the aggregate or ready-mixed concrete operations at the site. The U.S. EPA has agreed to hold issuance of special notice letters in abeyance while a coalition of PRPs pursues efforts to implement a cost effective response to water quality concerns in the Baldwin Park Operable Unit in conjunction with water purveyors, water producers and local government agencies.

     BFI is contractually obligated to indemnify the Company for any environmental liability arising from the Company's ownership of the land comprising its current aggregate and ready-mix plant and the landfill site. BFI is also contractually obligated to indemnify the Company for any environmental liability arising from the Company's operation of the Azusa landfill prior to the sale of the property and the landfill operations to BFI in 1987. The Company has formally requested that BFI indemnify and defend the Company with respect to these matters.

     On November 17, 1992, Region IV of the U.S. EPA advised the Company of certain alleged violations of the NPDES permit issued to a ready-mixed concrete facility operated by the Company in Tallahassee, Florida. (See also Item 3. "Legal Proceedings" - (d), and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters".)

EMPLOYEES

     The Company employs approximately 2,600 persons, including approximately 1,100 in the cement manufacturing operations, 1,200 in the concrete products operations and the remainder in the corporate office and the discontinued environmental services business. Approximately 38% of the employees are represented by collective bargaining units. Collective bargaining agreements are in effect at all the Company's cement plants, except for the facility located in Brooksville, Florida, and are in effect at the southern California ready-mixed operations.

ITEM 2. PROPERTIES

     The material appearing under Item 1 herein is incorporated hereunder by reference, pursuant to Rule 12b-23. Substantially all of the assets of the Company are pledged as security for long-term debt. (See also Note 11 of Notes to Consolidated Financial Statements.)

ITEM 3. LEGAL PROCEEDINGS

     (a) In early March 1994, the Company and a number of other cement producers and industry associations received requests for information (Civil Investigative Demand or CID) relating to the period from 1991 to April 1994 from the Antitrust Division of the U.S. Department of Justice (DOJ). The DOJ is investigating possible price-fixing and market allocation by cement producers. The commencement of such an investigation does not necessarily indicate that an enforcement action will be commenced against any cement producer. The Company has produced documents and answered certain interrogatories in response to the CID. Because of the early stage of the investigation, it is not possible to predict the outcome of this matter.

     (b) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX. In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. (GEC), an Ohio not-for-profit corporation v. Southdown, Inc., a Louisiana corporation - Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from the larger of these two sites (USX Site) and is seeking injunctive relief, unspecified civil penalties and attorneys' fees, including expert witness fees (GEC case). In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party and therefore jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. v. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX case). On July 5, 1994, the Court consolidated these cases, under the caption IN RE SOUTHDOWN, INC., LITIGATION, Case No. C-3-93-270. On July 13, 1994, the Magistrate Judge issued a Supplemental Report and Recommendation recommending that a USX motion to dismiss filed in the USX case be denied in its entirety, reconfirming his previous recommendation. On August 26, 1994, the Company responded to the motion to dismiss filed by third-party defendant USX in the GEC case. A court-supervised settlement conference was held on September 30, 1994 and the parties commenced settlement discussions. In December 1994, GEC agreed to a separate out-of-court settlement which included a cash payment by the Company to GEC and a covenant by the Company not to store, burn or dispose of hazardous wastes at the Ohio cement plant. As a result of the settlement, the GEC case has been stayed for two years pending possible resolution. In late January 1995 the court overruled as moot USX's motion to dismiss in the GEC case. On February 27, 1995, the District Judge affirmed the Magistrate Judge's recommendation that the USX motion to dismiss in the USX case be denied. USX and the Company are continuing their settlement discussions. In this regard, USX and the Company have discussed jointly employing consulting engineers for further investigative work at the USX Site to develop additional information with respect to the scope of the potential remediation costs and possible remediation alternatives and delaying additional proceedings in the USX case while that investigation takes place.

     (c) On September 27, 1993, the U.S. EPA issued a Complaint and Compliance Order (Order) (United States Environmental Protection Agency, Region 5 v. Southdown, Inc. d/b/a Southwestern Portland Cement - Docket No. VW 27-93) alleging certain violations of the Resource Conservation and Recovery Act (RCRA) related to the burning or processing of hazardous waste in an industrial furnace. The alleged violations included, among others, exceedence of certified feed rates for total hazardous waste at the Company's Ohio cement manufacturing facility, failure to demonstrate that certain CKD generated at the facility is excluded from the definition of hazardous waste and storage at the facility without a permit of CKD alleged to be hazardous by virtue of that failure to demonstrate its exclusion from the definition. The Order proposed the assessment of a civil penalty in the amount of $1.1 million and closure of certain storage silos containing the CKD that allegedly was hazardous waste.

     The Company engaged counsel to respond to the U.S. EPA Order and, after reviewing the complaint and the Company's compliance with the relevant regulations, presented what the Company believed to be substantial mitigating factors to the interpretations and allegations contained in the Order. Following several months of extensive settlement negotiations with U.S. EPA, a final agreement in principle between the parties was reached in December 1994. Although the paperwork for this agreement has not been finalized, management believes, based on advice of counsel, that the remaining tasks for finalizing the agreement in principle will not alter the significant terms of the agreement, which stipulate the payment by the Company of a significantly reduced penalty and withdrawal by the U.S. EPA of the proposed requirement for closure of the Company's storage silos.

     (d) On November 17, 1992, Region IV of the U.S. EPA advised the Company of certain alleged violations of the National Pollution Discharge Elimination System (NPDES) permit issued to a ready-mixed concrete facility operated by the Company in Tallahassee, Florida. The letter requested that Company representatives attend a meeting on December 15, 1992 to show cause why an enforcement action should not be commenced on account of the alleged violations. U.S. EPA officials indicated at the meeting that they would evaluate the information provided by the Company and would determine what, if any, enforcement action they believe is warranted. The Company voluntarily terminated operations at the facility in the Spring of 1993 and, in October 1993, the property was sold.

     Although the Company no longer owns the property involved in the alleged violation, on September 13, 1994, the United States Department of Justice, acting on behalf of EPA, brought an action against the Company in the United States District Court for the Northern District of Florida alleging NPDES Clean Water Act violations and seeking the statutory maximum penalty of $25,000 per day of violation. A scheduling order has been entered setting a tentative trial date of March 12, 1996. Discovery in preparation for potential trial is in progress. However, the parties continue to engage in negotiations to settle this matter. The Department of Justice has asserted that it believes a penalty in excess of one million dollars is appropriate. The Company and its counsel believe that a substantially lower aggregate penalty is appropriate.

     (e) In March 1991, Southdown Environmental Systems, Inc. (SES) received notice that the U.S. EPA had initiated an enforcement action under RCRA against the previous owners of an Avalon, Texas treatment storage and disposal facility, which SES acquired from BFI in 1990. In its complaint, the U.S. EPA has alleged that the entity failed to file appropriate reports with the Texas Water Commission in advance of importing foreign waste materials for processing at the facility. The U.S. EPA is seeking a civil penalty of $229,500 based on alleged violations occurring as a result of practices of the predecessor owners which were discontinued in 1989. Pursuant to the purchase agreement between SES and BFI, BFI agreed to indemnify the Company against environmental damages originating prior to SES's acquisition of the processing facilities. The Company has notified BFI that it intends to exercise its indemnification rights with respect to any damages arising from the U.S. EPA action. While BFI acknowledges certain liabilities under the indemnification provisions of the purchase agreement, BFI contends that the predecessor owners also bear liability. The Company and BFI have engaged joint counsel to contest the proposed penalty and pursue indemnities given in favor of BFI by these previous owners. Counsel has filed an original answer and request for hearing with the U.S. EPA. In its answer, the Company has asserted numerous legal and factual defenses including that the regulations allegedly violated are inapplicable to the given circumstances.

     (f) In JACK BLAIR, ET AL. VS. IDEAL BASIC INDUSTRIES, INC., UNITED CEMENT, LIME, GYPSUM AND ALLIED WORKERS INTERNATIONAL UNION, AND DIXIE CEMENT COMPANY (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a subsidiary of Moore McCormack), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The plaintiff's claims arise out of a December 1983 transaction in which Dixie purchased a cement plant from Ideal. Among other things, the plaintiffs allege that they were not hired by Dixie because of their ages, that their retirements were not voluntary because they were induced to retire through factual misrepresentations made by Ideal employees, allegedly acting as agents of Dixie, as to their retirement benefits and Dixie's plans to rehire former Ideal employees, and that Dixie induced Ideal to breach its collective bargaining agreement with the Union. Dixie has assumed the defense of Ideal with respect to the claim under Section 301 of the National Labor Relations Act based on the indemnification provision of the agreement pursuant to which the Knoxville plant was acquired. The plaintiffs are seeking compensatory damages (including back pay and benefits), liquidated damages (under the federal age discrimination statute), punitive damages, treble damages (under the same statute prohibiting interference with contracts), interest and attorney's fees.

     In December 1992, the trial court granted summary judgment on all claims against Dixie. However, in November 1994, the Tennessee Court of Appeals reversed the summary judgment order, and remanded the case to the trial court. In January 1995, Dixie filed an application for an appeal by permission to the Supreme Court of Tennessee. At this time, the Supreme Court of Tennessee has not indicated whether it will hear this case on appeal.

     (g) The information appearing under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET PRICES AND DIVIDENDS ON COMMON STOCK AND SHAREHOLDER INFORMATION

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol: SDW). The following table sets forth the high and low sales prices of the stock for the indicated periods as reported by the NYSE.

FISCAL YEAR 1994                                   HIGH         LOW     DIVIDEND

First Quarter, ended March 1994                   $30.25      $22.88       *
Second Quarter, ended June 1994                    27.25       19.38       *
Third Quarter, ended September 1994                22.00       19.38       *
Fourth Quarter, ended December 1994                20.75       14.25       *

FISCAL YEAR 1993                                   HIGH         LOW     DIVIDEND

First Quarter, ended March 1993                   $12.25       $9.63       *
Second Quarter, ended June 1993                    17.38        9.63       *
Third Quarter, ended September 1993                24.88       15.88       *
Fourth Quarter, ended December 1993                25.88       19.88       *

- --------------

* On April 25, 1991, the Board of Directors suspended the dividend on the Company's Common Stock.

      For certain information describing the Company's capital stock, rights plan and change in control provisions, see Note 19 of Notes to Consolidated Financial Statements.

      On January 31, 1995 there were 1,842 holders of record of the Company's Common Stock. On February 28, 1995, the closing price of the stock was $16.50.

ITEM 6. SELECTED FINANCIAL DATA

                                                                YEARS ENDED DECEMBER 31, (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                ----------------------------------------------------------------
                                                                 1994          1993             1992       1991          1990
Revenues ....................................................   $561.9        $509.6         $   464.8    $470.5        $  551.0
                                                                ======        ======         =========    ======        ========

Earnings (loss) from continuing operations<F1> ..............   $ 30.1        $  3.6         $   (16.9)   $(40.0)<F2>   $   14.0<F3>
Loss from discontinued operations,
  net of income taxes .......................................     (5.9)         (3.6)            (24.5)     (3.2)           (0.6)
Loss on disposition of discontinued operations,
  net of income taxes .......................................    (21.6)          --               --        --              --
Gain on disposition of discontinued oil and gas
  operations, net of income taxes ...........................      --            --                0.8<F4>  --              --
Extraordinary charge, net of
  income taxes<F5> ..........................................      --           (1.0)             --        (1.4)           --
Cumulative effect of change in accounting
  principle, net of income taxes<F6> ........................      --          (48.5)             --        --              --
                                                                ------        ------         ---------    ------        --------
Net earnings (loss) .........................................   $  2.6        $(49.5)        $   (40.6)   $(44.6)       $   13.4
                                                                ======        ======         =========    ======        ========
Primary and fully diluted earnings (loss)
  per share<F7> -
   Continuing operations ....................................   $ 1.20        $(0.09)        $   (1.29)  $ (2.67)       $   0.48
   Loss from discontinued operations, net of
      income taxes ..........................................    (0.34)        (0.21)            (1.45)    (0.19)          (0.04)
   Loss on disposition of discontinued operations,
      net of income taxes ...................................    (1.26)          --               --        --              --
   Gain on disposition of discontinued oil and gas
      operations, net of income taxes .......................      --            --               0.05<F4>  --              --
   Extraordinary charge, net of income taxes<F5> ............      --          (0.06)            --        (0.08)           --
   Cumulative effect of change in
      accounting principle, net of
      income taxes<F6> ......................................      --          (2.86)            --        --                --
                                                                ------        -------        ---------   -------        --------
  Net earnings (loss) .......................................   $(0.40)       $(3.22)        $   (2.69)  $ (2.94)       $   0.44
                                                                ======       =======        =========   =======        ========
Total assets ................................................   $881.0        $907.0         $   921.5   $ 986.1        $1,039.7
                                                                ======        =======        =========   =======        ========
Capital expenditures ........................................   $ 28.8        $ 13.4         $     7.7   $  20.6        $   37.5
                                                                ======        =======        =========   =======        ========
Depreciation, depletion and amortization ....................   $ 42.8        $ 41.3         $    45.4   $  45.2        $   43.5
                                                                ======        =======        =========   =======        ========
Total debt ..................................................   $186.1        $293.9         $   314.8   $ 332.7        $  317.3
                                                                ======        =======        =========   =======        ========
Preferred stock subject to
  mandatory redemption ......................................   $  -          $ -            $  -        $  -           $    6.0
                                                                ======        =======        =========   =======        ========
Shareholders' equity ........................................   $337.1        $262.2         $   316.4   $ 362.0        $  410.1
                                                                ======        =======        =========   =======        ========
Ratio of debt to total capitalization<F8> ...................   $35.6%         52.9%             49.9%     47.9%           43.3%
                                                                ======        =======        =========   =======        ========
Cash dividends paid per share of
  common stock ..............................................   $  -          $ -            $  -        $ 0.125        $   0.50
                                                                ======        =======        =========   =======        ========

<F1> In November 1994 the Company's Board of Directors decided to exit the environmental services business and these business activities are presented as discontinued operations for all years shown. (See also Note 2 of Notes to Consolidated Financial Statements.)

<F2> Includes $16 million equity in pretax loss of unconsolidated joint venture.

<F3> Includes a $10 million pretax charge attributable to an unfavorable arbitration ruling and a $6.6 million pretax credit to pension expense.

<F4> Final portion of the Company's gain realized in conjunction with the 1989 sale of the Company's oil and gas operations.

<F5> Premium on early extinguishment of debt.

<F6> Cumulative after-tax effect of change in accounting for initial obligation for estimated postretirement health care benefits as required by adoption of Statement of Financial Accounting Standards No. 106 effective January 1, 1993. (See Note 18 of Notes to Consolidated Financial Statements.)

<F7> Fully diluted earnings (loss) per share are anti-dilutive and are, therefore, the same as primary earnings (loss) per share for all periods shown.

<F8> Total capitalization represents the sum of total debt, preferred stock subject to mandatory redemption and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


                                                  YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                               1994         1993          1992
                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Revenues ................................      561.9        509.6         464.8
                                               =====        =====         =====
Costs and expenses ......................      486.1        462.2         446.7
                                               =====        =====         =====
Operating earnings 1 ....................       71.7         44.3          15.4
                                                ====         ====          ====
Interest expense ........................      (27.7)       (39.3)        (45.0)
                                               =====        =====         =====
Income tax (expense) benefit ............      (13.9)        (1.4)         12.7
                                               =====         ====          ====
Earnings from continuing
operations ..............................       30.1          3.6         (16.9)
                                                ====          ===         =====
Net earnings (loss) .....................        2.6        (49.5)        (40.6)
                                                 ===        =====         =====
Net loss per share ......................      (0.40)       (3.22)        (2.69)
                                               =====        =====         =====


(1)  Continuing operations before interest and income tax expense.


CONSOLIDATED EARNINGS

   1994 COMPARED WITH 1993

      Net earnings for 1994 were $2.6 million compared with a net loss of $49.5 million in 1993. Earnings from continuing operations for 1994 were $30.1 million compared with $3.6 million for the prior year. The loss from discontinued operations was $27.5 million in 1994, including a $21.6 million provision for the disposition of discontinued operations, compared with a loss of $3.6 million in 1993. Per share results for 1994 were a loss of $0.40 per share, primary and fully diluted, compared with a loss of $3.22 per share, in the prior year including the $48.5 million, $2.86 per share, initial charge related to the 1993 adoption of new accounting rules for postretirement benefits, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106).

      Consolidated revenues in 1994 increased 10% over the prior year period primarily because of improvements in sales volumes and prices from the Concrete Products segment and improved prices in the Cement segment. The year-over-year improvement in net earnings resulted from an 11% increase in Cement segment operating earnings, a $10.9 million improvement in the results reported by Concrete Products, a 9% reduction in corporate expenses and a 30% reduction in interest expense. The Cement segment benefited from an 8% improvement in the weighted average sales price. The Concrete Products segment achieved a significant improvement primarily as a result of a substantial upturn in the Florida operations. The Company's California concrete products operating results included $1.7 million in gains realized from sales of ready-mixed concrete mixer trucks.
                                       24

      General and administrative expenses declined because the prior year included a $2.5 million charge to accrue benefits under SFAS No. 106, while additional accruals have not been necessary subsequent to the July 1, 1993 effective date of the Company's amended postretirement benefits plan. Miscellaneous income in 1994 included the realization of a $4.8 million gain stemming from the 1988 acquisition of Moore McCormack Resources, Inc. (Moore McCormack) and a $2 million charge to increase the estimated liability for remediation of an inactive cement kiln dust (CKD) disposal site, while the prior year period included a $3 million CKD remediation charge. The reduction in interest expense reflects the early retirement of the Company's 12% Senior Subordinated Notes Due 1997 (12% Notes). The Company's effective tax rate, which includes state taxes, was lower than the federal statutory rate for 1994 primarily because of the favorable impact of permanent differences related to statutory depletion in excess of cost depletion applicable to the Company's limestone mining operations. The effective tax benefit rate for 1993 was higher than the statutory rate because of the interaction of an increase in the corporate federal income tax rate, permanent differences between book and tax loss for the year and a state income tax benefit.

   1993 COMPARED WITH 1992

      Earnings from continuing operations for the year ended December 31, 1993 were $3.6 million compared with a net loss of $16.9 million for the prior year. The loss from discontinued operations was $3.6 million in 1993 compared with a loss of $24.5 million in 1992 which included a $21.4 million charge to adjust the carrying value of certain assets. Discontinued operations in 1992 also included an $800,000 after-tax gain, $0.05 per share, on discontinued oil and gas operations. Including a $48.5 million, $2.86 per share, charge related to adoption of SFAS No. 106 and a $1 million redemption premium (net of tax) resulting from the early retirement of $45 million of the Company's 12% Notes mentioned above, the net loss for the year ended December 31, 1993 was $49.5 million, $3.22 per share, primary and fully diluted. The net loss for 1992 was $40.6 million, $2.69 per share, primary and fully diluted.

      Consolidated revenues in 1993 increased 10% over the prior year primarily because of improvements in sales volumes and sales prices from the Cement and Concrete Products segments. 1993 operating earnings increased $28.9 million over the prior year. This increase was attributable to improvements in each of the operating segments because of improved sales volumes and operating margins. The year 1993 included (i) a $3 million charge to increase the estimated liability for remediation of the inactive CKD disposal site discussed above; (ii) a $1.7 million charge for proxy contest fees and expenses and (iii) a $1.2 million gain from the sale of the Company's right to receive its portion of the settlement of bankruptcy claims against LTV Corporation. The year 1992 included (i) a $3.6 million charge related to remediation of the inactive CKD disposal site previously mentioned; (ii) a $3.0 million charge to record the loss realized upon closing of the final phase of the Florida aggregate operation sale; (iii) a $2.7 million gain recognized on the sale of a cement terminal and (iv) a $2.7 million gain representing a fee earned for approval of a non-affiliated debt refinancing.

      Operating costs increased approximately 4%, less than might be expected with the above mentioned revenue increase, primarily because of a favorable impact of continued cost savings measures. Depreciation, depletion and amortization for 1993 declined compared with the prior year because of the decision to lease, rather than purchase, new mobile equipment. Primarily because of cost reduction measures imposed during 1993, general and administrative expenses for the year ended December 31, 1993 decreased by $3.8 million despite a $2.5 million charge to accrue the estimated cost of providing postretirement health care benefits in excess of claims incurred as required by the 1993 adoption of

SFAS No. 106. Interest expense for the year ended December 31, 1993 was $5.7 million lower than the prior year primarily because of lower outstanding debt. The effective rate of the tax benefit on the operating loss for 1993 was 28% because of the interaction of the increase of corporate federal income tax rate, permanent differences between book and tax loss for the year and state income tax benefit. (See also Note 12 of Notes to Consolidated Financial Statements.)

      The $48.5 million charge as a result of the adoption of SFAS No. 106 is reported as the "Cumulative effect of a change in accounting principle" and represents the estimated liability based on benefit plans in effect at January 1, 1993 for postretirement benefits, other than pensions, attributable to employee services provided in prior years. (See also Note 18 of Notes to Consolidated Financial Statements.)

SEGMENT OPERATING EARNINGS
                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                               1994         1993         1992
                                                       (IN MILLIONS)

REVENUES:
 Cement .................................     $398.4       $370.9       $339.5
 Concrete Products ......................      208.1        176.3        158.1
 Intersegment sales .....................      (45.3)       (38.1)       (33.5)
 Other ..................................        0.7          0.5          0.7
                                               ------       ------       ------
                                               561.9        509.6        464.8
                                               ======       ======       ======
 OPERATING EARNINGS (LOSS):
 Cement .................................       91.2         81.9         62.6
 Concrete Products ......................        9.3         (1.6)       (11.6)
 Corporate
     General and administrative .........      (25.1)       (28.9)       (32.7)
     Depreciation, depletion and
     amortization .......................       (5.0)        (4.3)        (4.4)
     Miscellaneous income (losses) ......        1.3         (2.8)         1.5
                                               ------       ------       ------
                                              $ 71.7       $ 44.3       $ 15.4
                                               ======       ======       ======

      CEMENT - Operating earnings for 1994 were $91.2 million compared with $81.9 million in the prior year. Despite higher per unit operating costs, operating earnings improved over the prior year primarily because of a $4.18 per ton increase in average cement sales prices. The increase in the average sales price per ton for 1994 reflects the realization of price increases implemented in most of the Company's markets during the year. The increase in operating costs per ton for 1994 compared with the prior year was attributable primarily to higher maintenance and repair costs at several of the manufacturing facilities, some of which were related to abnormally severe weather conditions in the first and third quarters of 1994.

      Cement segment operating earnings for the year ended December 31, 1993 were $81.9 million on revenues of $370.9 million compared with operating earnings and revenues of $62.6 million and $339.5 million, respectively, in the prior year. Operating results improved over the prior year primarily as a result of a 7% increase in sales volumes and a 27% improvement in margins. The Company realized price increases in most of the Company's cement markets throughout the year resulting in a 3% improvement in the average price per ton on a year-to-year comparison and a 6% increase in average price per ton on a year-end to year-end comparison. The average operating cost per ton in 1993 declined approximately 3% from 1992 as the segment's cost reduction program produced additional savings in 1993 compared with the prior year. Improvements in operating earnings over the prior year were realized at six of the Company's cement plants, while the Company's other two cement plants incurred higher operating costs resulting from longer than expected maintenance shutdowns and various other operating problems during the year.

      As a result of successful antidumping petitions filed by a group of domestic cement producers, including the Company, cement imports into the U.S. have declined significantly over the past several years. Consequently, the Company has, in some instances, been able to sell cement to customers who previously bought cement imported from outside the U.S. During the past several years, the Company has contracted to sell cement for up to fifteen months under large volume sales contracts with as many as four other cement manufacturers or distributors. Some of the contracts have take-or-pay provisions. In 1994 and 1993 these contracts, assuming they represented only incremental sales (i.e., that fixed costs were fully covered by other sales), accounted for approximately 16% and 25% of the Cement segment's operating earnings, respectively. In 1994 the Company renegotiated certain of these contracts, providing for, among other things, similar minimum annual sales volumes, price escalation clauses and, in one instance, a multi-year term. The loss of a significant portion of the sales from these large volume contracts would have a material adverse effect on the Company's results of operations although the Company believes that at least a portion of the volumes covered by these contracts could be replaced by direct sales to cement consumers in the Company's existing markets.

      Sales volumes and average unit prices, manufacturing and other plant operating costs and margins relating to cement plant operations for the past three years appear in the table below:
                                                1994        1993        1992

Tons of cement sold (in thousands) ......       6,218       6,196       5,788
                                                =====       =====       =====
Weighted average per ton data:
  Sales price (net of freight) ..........     $ 55.77     $ 51.59     $ 49.98
  Manufacturing and other plant
    operating costs(1) ..................       40.95       38.57       39.70(2)
                                                -----       -----       -------
  Margin ................................     $ 14.82     $ 13.02     $ 10.28
                                               ======      ======      ======

(1) Includes fixed and variable manufacturing costs, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.

(2) Excludes the effect of an $853,000 charge for unpaid use taxes related to prior years.

      In 1994 the Company was unable to achieve its goal of reducing operating costs per ton as it had in the prior two years. Operating costs per ton increased in 1994 primarily because of (i) events related to extreme weather,
(ii) a number of unscheduled production interruptions, (iii) overtime labor and outside contract services incurred in an attempt to maximize production to meet increased demand and, (iv) increased grounds keeping and maintenance expenditures. Operating costs per ton declined in 1993 compared with 1992 primarily because of the favorable impact of: (i) higher sales volume and higher production levels which resulted in fixed costs being spread over more units and (ii) the effects of a cost reduction program. Clinker production decreased 1% in 1994 compared with 1993, but increased 3% in 1993 compared with 1992.

      The increase in the average sales price per ton compared with the prior years reflects a general firming of cement prices throughout the industry and the partial realization of price increases implemented at most of the Company's cement plants during 1994 and 1993.

      CONCRETE PRODUCTS OPERATIONS - The Concrete Products segment's operating earnings for 1994 were $9.3 million compared with a $1.6 million operating loss reported in the prior year. Revenues increased 18% over the prior year as sales volumes and prices from all of the product lines showed improvement.

      Results from the southern California operation improved $3.7 million primarily because of a $1.7 million in gains realized on sales of used mixer trucks and higher ready-mixed concrete sales prices. Florida's operating results increased by approximately $7.2 million compared with the prior year reflecting higher sales volumes and sales prices from the ready-mixed concrete operation as well as continuing improvement from the block, resale and fly ash operations. Ready-mixed concrete sales volumes and prices in the Florida market area improved by 9% and 8%, respectively, reflecting the continued economic recovery in that region. The increase in the weighted average sales price per yard for 1994 compared with 1993 reflects higher sales prices in both the Company's Florida and southern California markets. The increase in the weighted average operating costs per yard for 1994 compared with 1993 is attributable to higher material costs in Florida (primarily the increased cost of cement which is discussed under "Cement" above).

      The Concrete Products segment's operating loss for 1993 improved to $1.6 million from the $11.6 million loss reported in the prior year. Revenues increased approximately 12% over the prior year primarily because of higher sales volumes and prices from the Florida concrete products operation.

      In spite of lower sales prices and unusual, extremely heavy rains during the first two months of 1993, the operating loss for the southern California ready-mixed concrete operation declined significantly from 1992 because cost reduction measures were successful. Results also improved from higher aggregates sales volumes and prices. Operating results for the Florida ready-mixed concrete operation improved because of a 4% increase in the average sales price per cubic yard combined with higher operating earnings from the concrete block, resale and fly ash operations. The period-to-period comparison was also aided by the late 1992 sale of certain Florida aggregate operations which lost $1.7 million in the course of that year.
                                       28

      Sales volumes, average unit prices and cost data and margins relating to the Company's ready-mixed concrete operations for the past three years appear in the following table:

                                                   1994       1993        1992
Cubic yards of ready-mixed concrete
   sold (in thousands) ......................      3,530      3,274       3,038
                                                  ======     ======      ======
Weighted average per cubic yard data:
   Sales price ..............................    $ 47.76    $ 43.86     $ 43.13
   Operating costs1 .........................      47.32      45.48       46.66
                                                  ------     ------      ------
   Margins ..................................    $  0.44    $ (1.62)    $ (3.53)
                                                  ======     ======      ======
      --------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs, but excluding the $1.7 million gain realized on the sale of trucks during 1994.

      The increase in the weighted average sales price per yard for the year ended December 31, 1994 compared with 1993 reflects partial realization of price increases implemented in the Company's Florida and southern California markets. The increase in the weighted average sales price per yard for the year ended December 31, 1993 compared with 1992 reflects higher sales prices in the Company's Florida market partially offset by lower prices in the Company's southern California market. The increase in the weighted average operating costs per yard for 1994 compared with 1993 is primarily attributable to higher materials and overhead costs in Florida. The decrease in the weighted average operating costs per yard for the year ended December 31, 1993 compared with 1992 is attributable to lower material costs and the implementation of an automated truck-tracking system which has resulted in increased productivity for the southern California operation.

      While most of the revenues for the segment are generated by ready-mix concrete operations, the concrete products segment operations also include the manufacture and sale of concrete block, the sale of masonry contractors' supplies, the mining and sale of aggregate to third parties and the sale of flyash. These collateral operations, together with the gains realized on the sales of used mixer trucks contributed, approximately $7.8 million, $3.7 million and a loss of $900,000 to this segment's operating results in 1994, 1993 and 1992, respectively.

      CORPORATE OVERHEAD - Corporate general and administrative costs consist primarily of costs attributable to the Company's Houston, Texas office which are not generally allocated to the business segments. In contrast, the cost caption "General and administrative" as it appears on the Company's Statement of Consolidated Earnings includes not only general and administrative expenses incurred at the Company's corporate office, but also amounts incurred at the Company's various operating locations. Since 1990 the Company has pursued centralization of general and administrative functions where practicable and has significantly expanded the level of support provided to its operating locations from the corporate office. Corporate general and administrative expenses for 1994 were substantially below the prior year primarily because 1993 included a $2.5 million charge to accrue the estimated postretirement health care benefit calculated under SFAS No. 106. Corporate general and administrative expense also benefited from the $1 million increase in the pension credit discussed previously.

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

      MISCELLANEOUS INCOME (LOSSES) - Miscellaneous income (losses) includes interest income on invested funds as well as miscellaneous other income and expense items. Miscellaneous income (losses) was a net income of $1.3 million in 1994, a net loss of $2.8 million in 1993 and a net $1.5 million of income in 1992. Miscellaneous income in 1994 included the $4.8 million gain stemming from the Moore McCormack acquisition, charges totaling $1.7 million in conjunction with the disposition of law suits and a $2 million charge to increase the estimated liability to remediate the inactive CKD disposal site referred to above. Miscellaneous income (loss) in 1993 included: (i) a $3 million charge for estimated remediation costs for the inactive CKD disposal site; (ii) a $1.7 million charge for proxy contest fees and expenses and (iii) a $1.2 million gain from the sale of the Company's right to receive its portion of the settlement of bankruptcy claims against LTV Corporation. Miscellaneous income (loss) in 1992 included: (i) a $3.6 million charge for estimated remediation costs for the previously mentioned CKD disposal site; (ii) a $3 million write-down of the Florida aggregate operation; (iii) a $2.7 million gain recognized on the sale of a cement terminal and (iv) a $2.7 million gain representing a fee earned for approval of a non-affiliated debt refinancing.

      DISCONTINUED OPERATIONS - In November 1994 the Company decided to discontinue its Environmental Services business and recorded an after-tax charge of $21.6 million or $1.26 per share to reflect the difference between the book value of this line of business's assets and the estimated proceeds from asset sales, as well as the costs to exit the business and estimated losses to be incurred prior to the sale of assets. The charge as well as the results from the Environmental Services segment are shown in the Company's financial reports as discontinued operations, net of income tax effect. The loss from operations of the discontinued environmental services business was $5.9 million in 1994, $3.6 million in 1993 and $24.5 million in 1992.

LIQUIDITY AND CAPITAL RESOURCES
                                               1994          1993          1992
                                                        (in millions)

Cash and cash equivalents .............       $  7.4        $  7.4         12.5
                                              ======        ======        =====
Working capital .......................       $ 74.1        $ 62.9         83.8
                                              ======        ======        =====
Net cash provided by operating
activities ............................       $ 86.8        $ 53.1         35.0
                                              ======        ======        =====
Net cash used in investing
activities ............................       $ 50.5        $ 19.0         11.3
                                              ======        ======        =====
Net cash used in financing
activities ............................       $ 36.3        $ 39.2         25.8
                                              ======        ======        =====
Total assets ..........................       $881.0        $907.0        921.5
                                              ======        ======        =====
Total debt ............................       $186.1        $293.9        314.8
                                              ======        ======        =====
Capital expenditures ..................       $ 28.8        $ 13.4          7.7
                                              ======        ======        =====

      The Company's short-term liquidity needs have generally been satisfied by:
(i) internally generated cash flow from operations, (ii) borrowings under the Company's revolving credit facility or

(iii) a combination of these two sources. Internally generated cash flow from operations, borrowings under its revolving credit facility and the net proceeds from the sale of a new issue of preferred stock were utilized to meet all of the Company's cash requirements for the year ended December 31, 1994. Such cash flow was utilized to: (i) invest approximately $44.7 million in property, plant and equipment additions and acquisitions; (ii) reduce debt by approximately $111.6 million and (iii) pay dividends on preferred stock. During 1993, the Company utilized internally generated cash flow from operations, including a $15.7 million federal income tax refund from the carryback to prior years of the 1992 tax loss, primarily to (i) make investments of approximately $13 million in property, plant and equipment, (ii) make scheduled debt principal payments of approximately $25 million and (iii) pay dividends on preferred stock.

      The Company's Revolving Credit Facility with a group of eight commercial banks (Revolving Credit Facility) totals $200 million and matures in November 1996. The Revolving Credit Facility includes $18.5 million of borrowing capacity that is restricted solely for potential funding of obligations under an agreement between the Company and the U.S. Maritime Administration (MARAD) related to certain shipping operations owned previously by Moore McCormack, an entity acquired by the Company in 1988. (See also Notes 11 and 14 of Notes to Consolidated Financial Statements.) The Revolving Credit Facility also includes the issuance of standby letters of credit up to a maximum of $95 million. Substantially all of the Company's assets remain pledged to secure this facility. At January 31, 1995, $95.0 million of unused capacity, excluding any amounts restricted for funding the maritime obligations, was available for the Company's use under the Revolving Credit Facility.

      In late January 1994 the Company realized approximately $83 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. (See also Note 19 of Notes to Consolidated Financial Statements.) The net proceeds were used to prepay an $18 million promissory note due in March 1994 and to reduce borrowings under the Company's Revolving Credit Facility, $47 million of which was incurred in early January 1994 to redeem $45 million principal amount of the Company's 12% Notes. The remaining $45 million outstanding principal amount of the 12% Notes was prepaid on May 1, 1994 with additional borrowings under the Revolving Credit Facility. The prepayment of the promissory note enabled the Company to retire a like amount letter of credit which had served as collateral for the promissory note.

      The Company's earnings typically follow the cyclical activity of the construction industry. The Company's earnings have been negatively impacted since mid-1990 because of the severe downturn in construction activity in most of the Company's market areas through 1991 and, in southern California through 1993. While the southern California construction market only began to show signs of a mild improvement in 1994, construction activity in most other regions of the country began to give indications of a slight rebound in 1993 and registered a more substantial recovery in 1994.

      DISCONTINUED OPERATIONS - The $21.6 million in charges recorded by the Company in the fourth quarter of 1994 in conjunction with its decision to discontinue its environmental services business is primarily non-cash. Out-of-pocket expenditures associated with the discontinuance of the environmental services operations will be limited to severance, administrative costs associated with the disposition of the environmental services assets and other exit costs.
                                       31

CASH FLOWS

      OPERATING ACTIVITIES - Cash provided by operating activities in 1994 was $86.8 million. In spite of the large net losses, cash provided by operating activities was $53.1 million for 1993 and $35.0 million for 1992. The increase was attributable to large non-cash charges and Federal income tax refunds in 1993 and 1992. During 1993 the Company received a $15.7 million Federal income tax refund from the carryback to prior years of the 1992 tax loss. During 1992 the Company received an $18.7 million income tax refund from the carryback to prior years of the 1991 tax loss.

      INVESTING ACTIVITIES - Investing activities in 1994 included approximately $28.6 million of capital expenditures. In December 1994 the Company acquired a cement import terminal in Florida along with certain working capital items for approximately $16 million in cash. In addition to routine capital expenditures, investing activities in 1993 included the acquisition of five ready-mixed batch plants, one aggregate quarry and one block plant for $2.9 million in cash plus the forgiveness of debt owed to the Company and the assumption of certain liabilities. Investing activities in 1992 included $9.3 million in net cash proceeds from the sale of miscellaneous assets, including the last of the Florida aggregate operations. Approximately $7.7 million was invested in capital expenditures during 1992.

      FINANCING ACTIVITIES - During 1994 the Company realized approximately $83 million in net proceeds from the sale of a new series of preferred stock which was used to prepay an $18 million promissory note and to reduce borrowings under the Company's Revolving Credit Facility. The Company had used borrowings under the Company's Revolving Credit Facility to redeem $90 million of the Company's 12% Notes. Funds provided by operating activities were utilized to reduce long-term debt by $25.4 million and to pay dividends during 1993. In spite of adverse economic conditions, the Company was able to achieve an almost $18 million net reduction in long-term debt in 1992.

CHANGES IN FINANCIAL CONDITION

      The change in the financial condition of the Company between December 31, 1993 and 1994 reflects the realization of approximately $83 million in net proceeds from the sale of a new issue of preferred stock which was used to pay down debt, including $18 million classified as current maturities of long-term debt, and to fund working capital requirements and capital expenditures. Prepaid expenses and other includes $13.1 million in assets of the discontinued environmental services segment currently held for sale. Accounts payable and accrued liabilities increased because of accruals related to the $21.6 million after-tax charge to exit the environmental services business. Other liabilities and deferred credits decreased because of payments made in conjunction with the shipping operations formerly owned by Moore McCormack and other obligations.

CAPITAL EXPENDITURES

      The Company invested $36.0 million in property, plant and equipment in 1994 including approximately $16.8 million for the Cement operations (excluding the acquisition of the Florida cement import terminal), $9.4 million for Concrete Products and $7.2 million for Environmental Services which has been discontinued. The Company's 1995 planned capital expenditures are approximately $64.4 million, of which $51.5 million is allocated for the Cement segment and $9.9 million for the Concrete Products segment. The balance of the 1995 capital expenditures budget has been allocated primarily for computer related hardware and software costs.
                                       32

      The Cement segment's estimated capital budget for 1995 provides for increased expenditures in order to achieve process enhancements which could yield improvements in efficiency and productivity, including $25 million for a major project at the Company's Ohio plant. The Company has made application to the Ohio Environmental Protection Agency for a permit to install new finish grinding capacity and other improvements, at the Company's Ohio plant. The total estimated costs of these Ohio plant improvements are approximately $50 million, to be incurred over a two year period. The entire project is subject to final approval by the Company's Board of Directors. The Concrete Products segment's estimated capital budget for 1995 includes approximately $8.3 million for plant expansion, equipment improvements and equipment, including approximately $1.3 million of expenditures related to environmental compliance, $1.1 million in quarry development and approximately $500,000 for mobile equipment. In most instances new mobile equipment is being leased instead of being purchased.

      While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, management does not believe these expenditures have placed the Company at a competitive disadvantage. The Company believes recurring environmental compliance costs are a material component of total operating costs and, while the Clean Air Act Amendments of 1990 will likely result in increased capital and operational expenses for the Company in the future, these amounts are not presently determinable. Regulatory changes, enforcement activities or other factors could alter an estimate at any time. Future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industry to modify various facilities and alter methods of operations at costs that may be substantial. Management, however, has no reason to believe that the Company would be placed at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the United States.

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

      The Federal Water Pollution Control Act, commonly known as the Clean Water Act, provides comprehensive federal regulation of various sources of water pollution. The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. Beginning in mid-1995, the Company must, on a pre-determined phase-in schedule, submit permit applications and pay annual permit fees. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, given the age, condition, design and other features of the Company's cement manufacturing facilities, these more stringent standards may enhance the Company's

                                       33

competitive position. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned the disposal site or facility at the time of disposal and subsequent owners. Federal and state regulations also hold owners or operators of hazardous waste facilities liable for all costs of closure and post-closure monitoring and maintenance of these facilities upon cessation of operations.

      The failure to observe the exacting requirements of these laws and regulations could jeopardize the Company's hazardous waste management permits and, under certain circumstances, may expose the Company to significant liabilities and costs of cleaning up releases of hazardous wastes into the environment or claims by employees or others alleging exposure to toxic or hazardous substances. Management believes that the Company's current procedures and practices for handling and management of materials are generally consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Owners and operators of industrial facilities may be subject to fines or other actions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to hazardous substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

      Several of the Company's previously and currently owned facilities at several locations are presently the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal, most of these matters are in their preliminary stages and final results may not be determined for years. Based on the information the Company has developed to date, the Company has no reason to believe it will be required to spend significant sums with regard to these locations either individually or in the aggregate. However, until it is determined what, if any, contribution the Company made to these locations and, until all environmental studies, investigations, remediation work and negotiations with potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

      CEMENT KILN DUST - Industrial operations have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. Some examples of such materials are the trace metals present in cement kiln dust (CKD), chromium present in refractory brick formerly widely used to line cement kilns and general purpose solvents. Under the Bevill amendment, CKD is currently exempt from management as a hazardous waste, except CKD which is produced by kilns burning hazardous waste derived fuel (HWDF) and which fails to meet certain criteria. In December 1993, as required by the Bevill amendment, the U.S. EPA issued a Report to Congress on CKD, hearings were held on February 15, 1994 and on January 31, 1995, the U.S. EPA issued its decision on the regulatory status of CKD. Although the U.S. EPA determined further regulation of CKD was necessary, the agency stated that it found no evidence of risks
                                       34

associated from the use of cement products and that it believes most secondary uses of CKD do not present significant risks to people or the environment. CKD will not be regulated as a full-fledged Resource Conservation and Recovery Act
(RCRA) hazardous waste and the Bevill amendment exemption will remain in effect until the issuance of new CKD management standards. The U.S. EPA will initiate a rulemaking process, which is estimated to take at least two years, in order to develop these specially tailored CKD management standards. This change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

      CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Leaching has led to the classification of at least three CKD disposal sites of other companies as federal Superfund sites. Several of the Company's inactive CKD disposal sites around the country have been under investigation by the Company to determine if remedial action is required at any of the sites and, if so, the extent of any such remedial action. The Company has recorded charges totaling $11.7 million as the estimated remediation cost for one of these sites. Approximately $9.5 million of the reserved amount had been expended through December 31, 1994 with most of the balance to be spent during 1995. The Company believes it currently has sufficient cash flow from current operating activities or borrowing capacity under its Revolving Credit Facility to fund this remediation. Although data necessary to enable the Company to estimate additional remediation costs is not available, the Company acknowledges that it is at least reasonably possible the ultimate cost to remediate the CKD disposal problem in Ohio could be significantly more than the amounts reserved.

      On a voluntary basis, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the larger of the two sites (USX Site). Based on the limited information available, the Company has received two preliminary estimates of the potential magnitude of the remediation costs for the USX Site, $8 million and $32 million, depending on the assumptions used.

      The Company and USX have held settlement discussions with respect to this matter. In this regard, USX and the Company have discussed jointly employing consulting engineers for further investigative work at the USX Site to develop additional information with respect to the scope of the potential remediation costs and possible remediation alternatives and delaying additional proceedings in the USX case while that investigation takes place.

      The Company believes that USX is a responsible party because it owned and operated the USX Site at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances and transported the hazardous substances to the USX Site. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA only because of its current ownership of the USX Site. (See also Item 3. "Legal Proceedings" - (b) and Note 17 of Notes to Consolidated Financial Statements).
                                       35

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

      OTHER CONTINGENCIES

      STATUS OF ADDITIONAL SOURCES OF CEMENT SUPPLY - The supply of cement in the U.S. has declined in recent years primarily because of a decrease in the volume of imported cement entering the country. During the 1980s, imported cement flooded U.S. markets, causing prices to fall despite strong growth in cement consumption. This situation has substantially changed as evidenced by the reduction in imported cement to an estimated 13% of total U.S. consumption in 1994 according to the Portland Cement Association, as compared with an estimated 19.1% of total U.S. consumption in 1987.

      In response to the surge of unfairly priced imports, groups of industry participants, including the Company, filed antidumping petitions against imports from Mexico in 1989, against imports from Japan in 1990 and against imports from Venezuela in 1991. The International Trade Commission (ITC) and the Department of Commerce (DOC) made affirmative final determinations against cement from Mexico and Japan. Antidumping orders were imposed against Mexican cement in August 1990 and against Japanese cement in April 1991. In addition, in February 1992, the DOC suspended two antidumping investigations of cement from Venezuela, based upon the Venezuelan cement producers agreement to revise their prices to eliminate the dumping of gray portland cement from Venezuela into the United States. The two major Venezuelan cement exporters must price their U.S. sales above their cost of production and home market profit. An intentional violation would expose the Venezuelan producers to civil fraud penalties. The antidumping orders and suspension agreement were largely responsible for a reversal in the influx of cement imports in the 1990s.

      Margins of dumping and the resulting antidumping duties are subject to annual review by the Department of Commerce and appeal to the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit.

      Pursuant to the Uruguay Round Agreement, the General Agreement on Tariffs and Trade (GATT) and the GATT Antidumping Code were superseded on January 1, 1995 by a new GATT, which will be administered by the newly created World Trade Organization (WTO). The antidumping orders outstanding against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force. New legislation passed by the Congress in December 1994, however, requires the initiation of "sunset" reviews of the antidumping orders against Mexico and Japan and the suspension agreement with Venezuela prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

      The North American Free Trade Agreement (NAFTA) has had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. The Company does not believe that NAFTA will have a material adverse effect on the foregoing antidumping duty cash deposit rates in the near future. A severe economic crisis in Mexico resulted in devaluations of the Mexican peso in late 1994 and early 1995. Because of the retroactive nature of administrative reviews, the impact on the calculation of antidumping cash deposit rates resulting from the devaluation of the peso, if any, would not be realized until some future period. A substantial reduction or elimination of the existing antidumping duties as a result of GATT, NAFTA, currency devaluation or any other reason could adversely affect the Company's results of operations.

      DISCONTINUED MOORE MCCORMACK OPERATIONS - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $2.5 million in 1994, $2.4 million in 1993 and $2.5 million in 1992. The Company is either a guarantor or directly liable under certain charter hire debt agreements totaling approximately $7 million at December 31, 1994, declining by approximately $4 million per year thereafter through February 1997. Although the estimated liability under these guaranties has been included in the liability for discontinued Moore McCormack operations, enforcement of the guaranty, while not resulting in a charge to earnings, would result in a substantial cash outlay by the Company. However, the Company believes it currently has sufficient borrowing capacity under its Revolving Credit Facility to fund these guaranties, if required, as well as meet its other borrowing needs for the foreseeable future.

      The Company's Revolving Credit Facility includes $18.5 million of borrowing capacity as of January 31, 1995 that is reserved solely for potential funding of obligations under a Keepwell Agreement between the Company and MARAD related to certain Great Lakes shipping operations owned previously by Moore McCormack.

      RESTRUCTURED ACCOUNTS RECEIVABLE - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during 1992 and continued during 1993 and 1994, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. Four such customers were indebted to the Company at December 31, 1994 in the amount of $15.8 million. Approximately 75% of the $15.8 million in receivables is collateralized.

      During 1993, two of these customers defaulted on the payment terms of their notes. The Company restructured its agreement with one of the defaulting customers late in the second quarter of 1993 and that customer was in compliance with the terms of the restructured agreement as of December 31, 1994. The Company stopped selling cement on credit to the other customer in default in mid-1993. In February 1995 this customer filed for protection under Chapter 11 of the United States Bankruptcy Code and the Company is presently evaluating its options for collection of outstanding balances.

      A third customer in the California group had difficulty in maintaining prompt payment for its cement purchases and restructuring discussions were commenced in late 1993. In anticipation of this restructuring, the Company wrote off against the allowance for doubtful accounts a $3.3 million note receivable from an affiliated company of this customer in late 1994. In early February 1995 the Company loaned this customer $750,000 as part of a comprehensive debt restructuring under which the Company went from an unsecured to a secured creditor. The Company is contractually committed to supply up to 90% of the cement requirements of the fourth of these customers on extended credit terms, provided this customer maintains its current payment status with respect to both current purchases and payments on its note.

      In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.

      CLAIMS FOR INDEMNIFICATION - Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Transcontinental Gas Pipe Line Corporation (Transco). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with Transco to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In late December 1993, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter. By letter dated September 30, 1994, the MMS's Houston Compliance Division advised the Company that it had determined that a $5.9 million payment made by Transco to Pelto was for a "Contract Buy-Down" and was royalty bearing. The letter directed the Company to compute and pay royalties on the $5.9 million sum. It also indicated that upon receipt of the Company's payment, late payment charges would be computed and assessed from May 1, 1987. On October 30, 1994 the Company timely filed its notice of appeal of the MMS directive, thereby staying compliance with the letter. On December 30, 1994 the Company filed with the MMS its statement of reasons supporting its appeal.

      The Company disagrees with the MMS' determination; however, if the MMS' determination as to the $5.9 million dollar payment to Pelto is ultimately upheld, the Company could have liability for royalty on that sum, plus late payment charges.

      MACROECONOMIC FACTORS - The demand for cement and concrete products is derived from construction activity which, in turn, is a function of general economic conditions over which the Company has no control. As a result of the high operating leverage of the cement industry, profitability is very sensitive to slight shifts in the balance of supply and demand, which are driven by general macroeconomic variables. To the extent the recent construction recovery experienced in most regions of the country will be effected by fluctuations in mortgage rates, the availability of bank credit, political and economic developments in Mexico and Canada and domestic political decisions to commit government resources for public construction projects such as roads, bridges, airports and similar infrastructure projects, the cement and concrete products industry will be impacted.

      Because transportation costs are high relative to the value of the product, cement markets are generally regional. Any improvement in operating earnings will be aided by the recovery of the regional economies in which the Company operates. Construction activity in many regions rebounded slightly in 1993 and registered a more substantial recovery in 1994. Southern California, the Company's largest market area, however, showed little or no improvement in 1993 or 1994.

INFLATION AND CHANGING PRICES

      Inflation has become less of a factor in the U. S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose 2.7% in 1994, 2.6% in 1993 and 2.9% in 1992. Prices of materials and services have remained relatively stable over the three-year period.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following tables set forth certain unaudited selected quarterly financial data for each of the last three years:

                                                                                           YEAR ENDED DECEMBER 31, 1994
                                                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                            --------------------------------------------------------
                                                                             FIRST          SECOND          THIRD           FOURTH
                                                                            QUARTER         QUARTER        QUARTER          QUARTER
Revenues<F1> .......................................................        $111.8          $149.8          $158.5          $141.8
                                                                             ======          ======          ======          ======
Gross profit<F2> ...................................................        $ 22.6          $ 38.1          $ 33.4          $ 35.0
                                                                             ======          ======          ======          ======
Earnings from continuing operations before
 interest and income taxes<F1> .....................................        $  6.9          $ 25.3          $ 18.6          $ 20.9
                                                                             ======          ======          ======          ======
Earnings (loss) from continuing operations<F1> .....................        $ (1.3)         $ 12.1          $  8.6          $ 10.7
Loss from discontinued operations,
 net of income taxes ...............................................          (0.9)           (1.1)           (2.1)           (1.8)
Loss on disposition of discontinued operations,
 net of income taxes ...............................................           --              --              --            (21.6)
                                                                             ------          ------          ------          ------
      Net earnings (loss) ..........................................        $ (2.2)         $ 11.0          $  6.5          $(12.7)
                                                                             ======          ======          ======          ======
Earnings per share:
Primary -
 Earnings (loss) from continuing operations ........................        $ (0.20)        $  0.54         $  0.35         $  0.48
 Loss from discontinued operations,
   net of income taxes .............................................          (0.05)          (0.06)          (0.12)          (0.10)
 Loss on disposition of discontinued operations,
   net of income taxes .............................................           --              --              --             (1.25)
                                                                             ------          ------          ------          ------
      Net earnings (loss) ..........................................        $ (0.25)        $  0.48         $  0.23         $ (0.87)
                                                                             ======          ======          ======          ======
Fully diluted -
 Earnings (loss) from continuing operations ........................        $ (0.20)        $  0.51         $  0.35         $  0.48
 Loss from discontinued operations,
   net of income taxes .............................................          (0.05)          (0.05)          (0.12)          (0.10)
 Loss on disposition of discontinued operations,
   net of income taxes .............................................           --              --              --             (1.25)
                                                                             ------          ------          ------          ------
      Net earnings (loss) ..........................................        $ (0.25)        $  0.46         $  0.23         $ (0.87)
                                                                             ======          ======          ======          ======

<F1> Excludes revenues and earnings of the discontinued environmental services segment which the Company's Board of Directors decided to exit in November 1994.

<F2> Gross profit is revenues less operating expense and depreciation expense relating to cost of sales. Depreciation expense relating to cost of sales was $8.3 million, $8.1 million, $8.0 million and $8.4 million in each of the quarterly periods of 1994, respectively.

                                                                                           YEAR ENDED DECEMBER 31, 1993
                                                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                            --------------------------------------------------------
                                                                             FIRST          SECOND          THIRD           FOURTH
                                                                            QUARTER         QUARTER         QUARTER         QUARTER
Revenues<F1> .......................................................        $ 96.4          $135.4          $148.0          $129.8
                                                                             ======          ======          ======          ======
Gross profit<F2> ...................................................        $ 18.8          $ 31.8          $ 32.0          $ 28.9
                                                                             ======          ======          ======          ======
Earnings from continuing operations before
 interest, income taxes, extraordinary charge
 and cumulative effect of a change in
 accounting principle ..............................................        $  3.0          $ 14.7          $ 12.4          $ 14.2
                                                                             ======          ======          ======          ======
Earnings (loss) from continuing operations
 before extraordinary charge and
 cumulative effect of a change in
 accounting principle ..............................................        $ (4.6)         $  2.9          $  2.2          $  3.1
Earnings (loss) from discontinued operations,
 net of income taxes ...............................................           0.2            (0.3)           (0.7)           (2.8)
Extraordinary charge, net of income taxes<F3> ......................           --              --              --             (1.0)
Cumulative effect of a change in
 accounting principle, net of income taxes<F4> .....................         (48.5)            --              --              --
                                                                             ------          ------          ------          ------
Net earnings (loss) ................................................        $(52.9)         $  2.6          $  1.5          $ (0.7)
                                                                             ======          ======          ======          ======
Earnings (loss) per share:
 Primary -
   Earnings (loss) from continuing operations ......................        $ (0.35)        $  0.10         $  0.05         $  0.11
   Earnings (loss) from discontinued operations,
      net of income taxes ..........................................           0.01           (0.02)          (0.04)          (0.16)
   Extraordinary charge,  net of income taxes<F3> ..................           --              --              --             (0.06)
   Cumulative effect of a change in
      accounting principle, net of
      income taxes<F4> .............................................          (2.86)           --              --              --
                                                                             ------          ------          ------          ------
      Net earnings (loss) ..........................................        $ (3.20)        $  0.08         $  0.01         $ (0.11)
                                                                             ======          ======          ======          ======
 Fully diluted -
   Earnings (loss) from continuing operations ......................        $ (0.35)        $  0.10         $  0.05         $  0.11
   Earnings (loss) from discontinued operations,
      net of income taxes ..........................................           0.01           (0.02)          (0.04)          (0.16)
   Extraordinary charge, net of income taxes<F3> ...................           --              --              --             (0.06)
   Cumulative effect of a change in
      accounting principle, net of
      income taxes<F4> .............................................          (2.86)           --              --              --
                                                                             ------          ------          ------          ------
      Net earnings (loss) ..........................................        $ (3.20)        $  0.08         $  0.01         $ (0.11)
                                                                             ======          ======          ======          ======

<F1> Excludes revenues and earnings of the discontinued environmental services segment which the Company's Board of Directors decided to exit in November 1994.

<F2> Gross profit is revenues less operating expense and depreciation expense relating to cost of sales. Depreciation expense relating to cost of sales was $8.6 million, $8.0 million, $8.0 million and $8.2 million each of the quarterly periods of 1993, respectively.

<F3> Prepayment penalty on early retirement of $45 million of 12% Senior
     Subordinated Notes.

<F4> Cumulative after-tax effect of change in accounting principle for initial obligation for estimated postretirement health care benefits as required by adoption of SFAS No. 106 effective January 1, 1993.

                                                                                          YEAR ENDED DECEMBER 31, 1992
                                                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                         ----------------------------------------------------------
                                                                         FIRST            SECOND            THIRD           FOURTH
                                                                         QUARTER          QUARTER          QUARTER          QUARTER
Revenues<F1> ...................................................         $ 96.5           $125.9           $129.0           $113.4
                                                                          ======           ======           ======           ======
Gross profit<F2> ...............................................         $ 13.5           $ 22.3           $ 24.8           $ 16.5
                                                                          ======           ======           ======           ======
Earnings (loss) from continuing operations
 before interest and income taxes ..............................         $  2.2           $  2.6           $ 12.6           $ (2.0)
                                                                          ======           ======           ======           ======
Earnings (loss) from continuing operations .....................         $ (5.8)          $ (5.2)          $  1.7           $ (7.6)
Loss from discontinued operations, net of
 income taxes ..................................................           (1.6)            (1.8)            (2.2)           (18.9)
Gain on disposition of discontinued oil and
 gas operations, net of income taxes<F3> .......................            --               --               0.8              --
                                                                          ------           ------           ------           ------
Net earnings (loss) ............................................         $ (7.4)          $ (7.0)          $  0.3           $(26.5)
                                                                          ======           ======           ======           ======
Earnings (loss) per share:
 Primary -
   Earnings (loss) from continuing operations ..................         $ (0.42)         $ (0.38)         $  0.03          $ (0.52)
   Loss from discontinued operations, net
      of income taxes ..........................................           (0.09)           (0.11)           (0.13)           (1.12)
   Gain on disposition of discontinued oil and
      gas operations, net of income taxes<F3> ..................            --               --               0.05             --
                                                                          ------           ------           ------           ------
      Net loss .................................................         $ (0.51)         $ (0.49)         $ (0.05)         $ (1.64)
                                                                          ======           ======           ======           ======

 Fully diluted -
   Earnings (loss) from continuing operations ..................         $ (0.42)         $ (0.38)         $  0.03          $ (0.52)
   Loss from discontinued operations, net
      of income taxes ..........................................           (0.09)           (0.11)           (0.13)           (1.12)
   Gain on disposition of discontinued oil and
      gas operations, net of income taxes<F3> ..................            --               --               0.05             --
                                                                          ------           ------           ------           ------
      Net loss .................................................         $ (0.51)         $ (0.49)         $ (0.05)         $ (1.64)
                                                                          ======           ======           ======           ======

<F1> Excludes revenues and earnings of the discontinued environmental services segment which the Company's Board of Directors decided to exit in November 1994.

<F2> Gross profit is revenues less operating expense and depreciation expense relating to cost of sales. Depreciation expense relating to cost of sales was $9.2 million, $9.1 million, $9.0 million and $8.9 million each of the quarterly periods of 1992, respectively.

<F3> Final portion of the gain deferred from the 1989 sale of the Company's oil and gas operations.

      The businesses of the Company's Cement and Concrete Products segments are seasonal to the extent that construction activity and hence, the demand for cement and concrete products, tends to diminish during the first and fourth calendar quarters of each year because of inclement weather conditions.

                         INDEX TO FINANCIAL STATEMENTS
                                                                        PAGE


Statement of Consolidated Earnings for the years ended
      December 31, 1994, 1993 and 1992...............................    43

Consolidated Balance Sheet as of December 31, 1994 and 1993..........    44

Statement of Consolidated Cash Flows for the years ended
      December 31, 1994, 1993 and 1992...............................    45

Statement of Consolidated Shareholders' Equity for the years ended
      December 31, 1994, 1993 and 1992...............................    46

Notes to Consolidated Financial Statements...........................    47

Independent Auditors' Report.........................................    75

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       STATEMENT OF CONSOLIDATED EARNINGS

                                                                                                     YEARS ENDED DECEMBER 31,
                                                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                          ------------------------------------------
                                                                                            1994            1993             1992
Revenues ........................................................................         $561.9           $509.6           $464.8
                                                                                           ------           ------           ------
Costs and expenses:
   Operating ....................................................................          399.3            364.8            350.8
 Depreciation, depletion and amortization .......................................           39.4             38.5             41.8
 Selling and marketing ..........................................................           13.6             14.0             13.6
 General and administrative .....................................................           37.8             40.1             43.9
 Other expense (income), net ....................................................           (4.0)             4.8             (3.4)
                                                                                           ------           ------           ------
                                                                                           486.1            462.2            446.7
Minority interest in earnings of consolidated
 joint venture (Note 13) ........................................................            4.1              3.1              2.7
                                                                                           ------           ------           ------
                                                                                           490.2            465.3            449.4
                                                                                           ------           ------           ------
Operating earnings ..............................................................           71.7             44.3             15.4
Interest, net of amounts capitalized ............................................          (27.7)           (39.3)           (45.0)
                                                                                           ------           ------           ------
Earnings (loss) from continuing operations before income
 taxes, extraordinary charge and cumulative effect of a
 change in accounting principle .................................................           44.0              5.0            (29.6)
Federal and state income tax (expense) benefit (Note 12) ........................          (13.9)            (1.4)            12.7
                                                                                           ------           ------           ------
Earnings (loss) from continuing operations before
 extraordinary charge and cumulative effect of a change
 in accounting principle ........................................................           30.1              3.6            (16.9)
Loss from discontinued operations, net of income
 taxes (Note 2) .................................................................           (5.9)            (3.6)           (24.5)
Loss on disposition of discontinued operations, net of
 income taxes (Note 2) ..........................................................          (21.6)             --               --
Gain on disposition of discontinued oil and gas operations,
 net of income taxes ............................................................            --               --               0.8
Extraordinary charge, net of income taxes (Note 11) .............................            --              (1.0)             --
Cumulative effect of a change in accounting
 principle, net of income taxes (Note 18) .......................................            --             (48.5)             --
                                                                                           ------           ------           ------
Net earnings (loss) .............................................................         $  2.6           $(49.5)          $(40.6)
Dividends on preferred stock ....................................................           (9.4)            (5.0)            (5.0)
                                                                                           ------           ------           ------
Loss attributable to common stock ...............................................         $ (6.8)          $(54.5)          $(45.6)
                                                                                           ======           ======           ======

Loss per share (Notes 19, 20 and Exhibit 11):
 Earnings (loss) from continuing operations .....................................         $  1.20          $ (0.09)         $ (1.29)
 Loss from discontinued operations, net of
   income taxes (Note 2) ........................................................           (0.34)           (0.21)           (1.45)
 Loss on disposition of discontinued operations, net of
   income taxes (Note 2) ........................................................           (1.26)            --               --
 Gain on disposition of discontinued oil and gas
   operations, net of income taxes ..............................................            --               --               0.05
 Extraordinary charge, net of income taxes (Note 11) ............................            --              (0.06)            --
 Cumulative effect of a change in accounting
   principle, net of income taxes (Note 18) .....................................            --              (2.86)            --
     Net loss ...................................................................         $ (0.40)         $ (3.22)         $ (2.69)
                                                                                           ======           ======           ======

                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                                   DECEMBER 31,
                                                                                                                  (IN MILLIONS)
                                                                                                            ------------------------
                                                                                                            1994               1993
ASSETS
Current assets:
 Cash and cash equivalents (Note 4) ..........................................................            $  7.4             $  7.4
 Accounts and notes receivable, net (Note 5) .................................................              73.0               75.7
 Inventories (Note 6) ........................................................................              54.0               54.7
 Deferred income taxes (Note 12) .............................................................              26.5               25.5
 Assets held for sale (Note 2) ...............................................................              13.2                --
 Prepaid expenses and other ..................................................................               3.5                3.6
                                                                                                           ------             ------
   Total current assets ......................................................................             177.6              166.9
Property, plant and equipment, net (Note 7) ..................................................             560.2              593.2
Goodwill .....................................................................................              78.6               74.5
Other long-term assets (Notes 8 and 15) ......................................................              64.6               72.4
                                                                                                           ------             ------
                                                                                                          $881.0             $907.0
                                                                                                           ======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Notes 10 and 11) ......................................            $  0.3             $ 19.9
 Accounts payable and accrued liabilities (Note 9) ...........................................             103.2               84.1
                                                                                                           ------             ------
   Total current liabilities .................................................................             103.5              104.0
Long-term debt (Notes 10 and 11) .............................................................             185.8              274.0
Deferred income taxes (Note 12) ..............................................................             122.7              127.6
Minority interest in consolidated joint venture (Note 13) ....................................              28.9               28.8
Long-term portion of postretirement benefit obligation (Note 16) .............................              82.0               83.8
Other long-term liabilities and deferred credits (Note 14) ...................................              21.0               26.6
                                                                                                           ------             ------
                                                                                                           543.9              644.8
                                                                                                           ------             ------
Commitments and contingent liabilities (Notes 10, 14, 15, 16 and 17)
Shareholders' equity (Notes 19 and 20):
 Preferred stock, $.05 par value, 10,000,000 shares authorized:
   $ .70 Cumulative Convertible Series A, 1,999,000 shares
    issued, 1,994,000 and 1,999,000 shares outstanding .......................................              19.9               20.0

   $3.75 Convertible Exchangeable Series B, 960,000 shares
    issued, 917,000 and 959,000 shares outstanding ...........................................              45.8               47.9

   $2.875 Cumulative Convertible Series D, 1,725,000 shares
    issued and outstanding ...................................................................              86.3                --

 Common stock, $1.25 par value, 40,000,000 shares authorized,
   17,266,000 and 17,046,000 shares issued and outstanding ...................................              21.6               21.3

 Capital in excess of par value ..............................................................             126.6              127.6
 Reinvested earnings .........................................................................              36.9               45.4
                                                                                                           ------             ------
                                                                                                           337.1              262.2
                                                                                                           ------             ------
                                                                                                          $881.0             $907.0
                                                                                                           ======             ======

                 See Notes to Consolidated Financial Statements

                   SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                      YEARS ENDED DECEMBER 31,
                                                                                                            (IN MILLIONS)
                                                                                               ------------------------------------
                                                                                                1994          1993            1992
OPERATING ACTIVITIES:
 Earnings (loss) from continuing operations ..........................................       $  30.1         $  3.6         $(16.9)
 Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
    Depreciation, depletion and amortization .........................................          39.4           38.5           41.8
    Deferred income tax expense (benefit) ............................................           6.8           (0.6)          (5.3)
    Amortization of debt issuance costs ..............................................           3.4            2.8            3.6
    Minority interest in earnings of consolidated
      joint venture ..................................................................           4.1            3.1            2.7
    Gain on sale of assets ...........................................................          (1.2)           --            (1.2)
    Changes in operating assets and liabilities
      (Increase) decrease in accounts and notes receivable ...........................           7.9            8.0           (7.0)
      Decrease in inventories ........................................................           0.1            3.7            3.2
      (Increase) decrease in prepaid expenses and other ..............................           --            (0.4)          14.3
      (Increase) decrease in other long-term assets ..................................          (2.0)          (1.6)           1.3
      Increase (decrease) in accounts payable and
        accrued liabilities ..........................................................           3.5           (3.8)           5.1
      Increase (decrease) in other long-term liabilities
        and deferred credits .........................................................           0.5           (1.7)          (2.5)
 Net cash provided by (used in) discontinued operations ..............................          (5.8)           1.5           (4.1)
                                                                                              -------         ------         ------
Net cash provided by operating activities ............................................          86.8           53.1           35.0
                                                                                              -------         ------         ------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ..........................................         (28.6)         (13.4)          (7.7)
 Acquisitions, net of cash acquired ..................................................         (16.1)          (2.9)           --
 Proceeds from asset sales ...........................................................           3.7            0.7            9.3
 Other ...............................................................................          (2.4)           0.7            1.2
 Net cash used in discontinued operations ............................................          (7.1)          (4.1)         (14.1)
                                                                                              -------         ------         ------
Net cash used in investing activities ................................................         (50.5)         (19.0)         (11.3)
                                                                                              -------         ------         ------
FINANCING ACTIVITIES:
 Additions to long-term debt (Note 11) ...............................................           3.6            --             0.5
 Reductions in long-term debt (Note 11) ..............................................        (111.6)         (25.4)         (18.4)
 Proceeds from sale of preferred stock ...............................................          86.3            --             --
 Dividends (Note 19) .................................................................          (6.5)          (5.0)          (5.0)
 Distributions to minority interest ..................................................          (3.8)          (4.3)          (2.0)
 Securities issuance costs ...........................................................          (4.3)          (3.5)          (0.9)
 Premium on early extinguishment of debt (Note 11) ...................................           --            (1.0)           --
                                                                                              -------         ------         ------
Net cash used in financing activities ................................................         (36.3)         (39.2)         (25.8)
                                                                                              -------         ------         ------
Net decrease in cash and cash equivalents ............................................           --            (5.1)          (2.1)
Cash and cash equivalents at the beginning of the year ...............................           7.4           12.5           14.6
                                                                                              -------         ------         ------
Cash and cash equivalents at the end of the year .....................................       $   7.4         $  7.4         $ 12.5
                                                                                              =======         ======         ======

                 See Notes to Consolidated Financial Statements

                         SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                      STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                                 (IN MILLIONS)
                                                                    ----------------------------------------------------------------
                                                                      PREFERRED STOCK       COMMON STOCK     CAPITAL
                                                                    ------------------    ---------------  IN EXCESS OF   REINVESTED
                                                                    SHARES      AMOUNT    SHARES   AMOUNT   PAR VALUE      EARNINGS
Balance at December 31, 1991 ...............................         3.0        $67.9      16.9     $21.2   $126.6          $146.3

 Net loss ..................................................         -          -         -        -           --            (40.6)
 Dividends on preferred stock ..............................         -          -         -        -           --             (5.0)
                                                                     ----       ------    ------    -----   ------          -------
Balance at December 31, 1992 ...............................         3.0        67.9       16.9     21.2     126.6           100.7

 Net loss ..................................................         -          -         -        -           --            (49.5)
 Dividends on preferred stock ..............................         -          -         -        -           --             (5.0)
 Exercise of stock options .................................         -          -          0.1      0.1       (0.1)           (0.8)
 Tax benefit from exercise of stock options ................         -          -         -        -           1.1             --
                                                                     ----       ------    ------    -----   ------          -------
Balance at December 31, 1993 ...............................         3.0        67.9       17.0     21.3     127.6            45.4

 Net income ................................................         -          -         -        -           --              2.6
 Issuance of Series D Preferred Stock ......................         1.7        86.3      -        -           --              --
 Dividends on preferred stock ..............................         -          -         -        -           --             (9.4)
 Issuance expenses of capital stock ........................         -          -         -        -          (4.0)            --
 Exercise of stock options .................................         -          -          0.2      0.2       (0.2)           (1.6)
 Tax benefit from exercise of stock options ................         -          -         -        -           1.8             --
 Other .....................................................         (0.1)      (2.2)      0.1      0.1        1.4            (0.1)
                                                                     ----       ------    ------    -----   ------          -------
Balance at December 31, 1994 ...............................         4.6        $152.0     17.3     $21.6   $126.6          $ 36.9
                                                                     ====       ======    ======    =====   ======          ======

                 See Notes to Consolidated Financial Statements

                      SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

      Southdown, Inc. (Southdown or the Company) engages in the production and marketing of cement and concrete products. The Company operates eight quarrying and manufacturing facilities and a network of 17 terminals for the production, importation and distribution of portland and masonry cements, primarily in the Ohio valley and the southwestern and southeastern regions of the United States. The Company is also vertically integrated, with ready-mixed concrete operations serving markets in Florida, southeast Georgia and southern California. Beginning in mid-1990, through the fourth quarter of 1994, the Company was also engaged in the environmental services business, which involved the collection and processing of hazardous waste into hazardous waste derived fuel (HWDF) that, together with tires and other waste materials, were utilized in certain of the Company's cement kilns as supplements to conventional fuels. The environmental services business was discontinued in the fourth quarter of 1994. (See also Note 2 of Notes to Consolidated Financial Statements.)

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CONSOLIDATION - The consolidated financial statements of the Company include the accounts of its divisions, its wholly-owned subsidiaries and its majority-owned joint venture after elimination of significant intercompany transactions and balances. Certain data for prior years have been reclassified for purposes of comparison.

      STATEMENT OF CONSOLIDATED CASH FLOWS SUPPLEMENTAL DISCLOSURES - For purposes of the Statement of Consolidated Cash Flows, short-term investments which have an original maturity of three months or less are considered cash equivalents. Cash payments for income taxes totaled $300,000 in 1994, $2.8 million in 1993 and $200,000 in 1992. During 1993 and 1992 the Company received a $15.7 million and an $18.7 million federal income tax refund, respectively, from the carryback of tax losses. Interest paid, net of amounts capitalized in years 1994 and 1993, was $26.6 million, $36.4 million and $40.4 million in 1994, 1993 and 1992, respectively. The $48.5 million noncash charge in 1993 for the cumulative effect of a change in accounting principle also resulted in a charge to deferred income taxes of $25.9 million and a credit to postretirement benefit obligations of $74.4 million. Noncash investing activities in 1993 included the sale of a hazardous waste processing facility for preferred stock which the Company valued at $4.8 million and the exchange of $9.2 million in accounts and notes receivable and the assumption of $6.8 million in liabilities as partial consideration for the acquisition from the debtors of five ready-mixed concrete products batch plants and one aggregate quarry. Noncash investing activities in 1992 included receipt of a $1.9 million note as partial consideration for the sale of all of the common stock of a hazardous waste processor sold effective June 30, 1992 and the assumption of $1.1 million of noncash liabilities in the January 1992 acquisition of a hazardous waste processor.

      INVENTORIES - Inventories are valued at the lower of cost (which includes material, labor and manufacturing overhead) or market. The valuation of cement inventories is determined on the last-in,

first-out (LIFO) method. The valuation of the remaining inventories, primarily parts and supplies, is determined on the first-in, first-out (FIFO) or average cost method. (See also Note 6 of Notes to Consolidated Financial Statements.)

      PROPERTY, PLANT AND EQUIPMENT - The Company capitalizes all direct and certain indirect expenditures incurred in conjunction with the acquisition or construction of major facilities. Depreciation and amortization of these capitalized costs commence when the completed facility is placed in service. Depreciation and amortization of property, plant and equipment are computed primarily on a straight-line basis over estimated useful lives of the related assets, ranging from three to fifty years. On average buildings and improvements are depreciated based on a 50 year life; machinery and equipment are depreciated over estimated useful lives ranging from ten to 35 years; office furniture, fixtures and equipment over lives ranging from five to ten years and mobile equipment over lives ranging from four to 25 years. Depletion of mineral rights is computed on the units-of-production method. Certain costs and expenses associated with the acquisitions of various facilities have been capitalized and are being amortized over the estimated useful lives of the related assets. Gain or loss is generally reflected in earnings upon the retirement or sale of property, plant and equipment. (See also Note 7 of Notes to Consolidated Financial Statements.)

      ENVIRONMENTAL EXPENDITURES - Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of property owned by the Company, mitigate or prevent environmental contamination that has yet to occur, or that are incurred in anticipation of a sale of property are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated, whether or not this coincides with the completion of a remediation investigation/feasibility study or the Company's commitment to a formal plan of action. Such estimates are revised as additional information becomes known. (See also Note 17 of Notes to Consolidated Financial Statements.)

      GOODWILL - The excess of cost over the fair value of net assets of businesses acquired is amortized, straight-line, on the basis of management's best estimates of undiscounted future cash flows over periods ranging from 15 to 40 years. Such amortization amounted to $2.5 million, $2.4 million and $3.3 million in 1994, 1993 and 1992, respectively. Accumulated amortization of goodwill was $13.8 million and $12.9 million as of December 31, 1994 and 1993, respectively.

      INCOME TAXES - In computing its federal and state income tax liabilities, the Company uses accelerated depreciation and deducts currently certain expenditures that are capitalized for financial reporting purposes. Deferred income taxes are provided on these and other temporary differences between the tax bases of assets and liabilities and their bases for financial statement purposes. Investment tax credit carryforwards are accounted for under the flow-through method and, accordingly, reduce federal income taxes in the years in which their utilization is assured. (See also Note 12 of Notes to Consolidated Financial Statements.)

      Effective January 1, 1993, the Company revised its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax assets for all existing potential future tax benefits and then subjection of these deferred tax assets to an impairment valuation based on the likelihood of realization. (See also Note 18 of Notes to Consolidated Financial Statements.)
                                       48

      INTERIM PERIODS - For interim reporting purposes for its cement manufacturing operations, the Company charges cost of goods sold on the basis of predetermined standard cost estimates established by management; deferring as a charge or credit to inventory any difference between actual manufacturing costs and the standard. At year-end, any variation remaining between the result at standard cost and actual cost is charged or credited to cost of goods sold.

NOTE 2 - DISCONTINUED ENVIRONMENTAL SERVICES SEGMENT:

      The Company first attempted to utilize alternative energy sources in its cement kilns in June 1987 and significantly expanded its commitment to the recovery of the energy value in organic hazardous wastes beginning in mid-1990. Contrary to management's expectations, however, the Company experienced start-up losses totaling approximately $16 million, exclusive of write-downs, in its first two and one-half years in the environmental business. Accordingly, the Company restructured this business in late 1992, narrowing its focus by selling four of its hazardous waste processing facilities and recording a $21.4 million pretax charge. Management presented a comprehensive evaluation of all aspects of the environmental services business to the Company's Board of Directors at the Board's regularly scheduled November 17, 1994 meeting and a decision was reached at that time to exit the business entirely. The Company plans to sell its three remaining hazardous waste processing facilities and to cease all burning of HWDF in its cement kilns during 1995.

      As a result of this decision, the Company's results for the year ended December 31, 1994 include an after-tax charge of $21.6 million, or $1.26 per share. The charge includes the $16.6 million difference between the book value of the environmental services assets and the estimated proceeds from asset sales, as well as the estimated losses to be incurred prior to the sale of assets and other direct costs of exiting the business totaling approximately $5.0 million. The charge, as well as the previous results from the Environmental Services segment are shown in the Company's financial reports as discontinued operations and prior years have been restated. Summary operating results of the discontinued Environmental Services segment and reconciliation to amounts previously reported are as follows:

                                                            (IN MILLIONS)
                                                    ---------------------------
                                                    1994       1993      1992
Revenue:
  Continuing operations .......................   $561.9     $509.6     $464.8
  Discontinued operations .....................     32.0       35.2       42.6
                                                   ------     ------     ------
                                                  $593.9     $544.8     $507.4
                                                   ======     ======     ======
  Net loss from discontinued operations .......   $ (5.9)    $ (3.6)    $(24.5)
                                                   ======     ======     ======


      As of January 31, 1995 the Company had executed two Letters of Intent to sell all of the outstanding shares of stock of its hazardous waste processing facilities plus certain working capital items for a combination of $13.2 million in cash and notes. The transactions as proposed are scheduled to close by mid-1995.

      Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of the Company's environmental services business, the extent of the liabilities retained and the operating losses expected to be incurred prior to disposition. The amounts the Company will ultimately realize, the liabilities for which the Company may ultimately be held responsible and the operating losses the Company might actually incur prior to the disposition of the environmental services business may differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

NOTE 3 - BUSINESS SEGMENT INFORMATION:

      Operating results and certain other financial data for the Company's principal business segments for and at the end of each year presented are as follows:
                                                           (IN MILLIONS)
                                                     -------------------------
                                                     1994       1993      1992
Contributions to revenues:
  Cement .........................................  $398.4    $370.9    $339.5
  Concrete Products ..............................   208.1     176.3     158.1
  Intersegment sales .............................   (45.3)    (38.1)    (33.5)
  Other ..........................................     0.7       0.5       0.7
                                                     ------    ------    ------
                                                    $561.9    $509.6    $464.8
                                                     ======    ======    ======
Contributions to operating earnings (loss):
  Cement .........................................  $ 91.2    $ 81.9    $ 62.6
  Concrete Products ..............................     9.3      (1.6)    (11.6)
  Corporate
    General and administrative ...................   (25.1)    (28.9)    (32.7)
    Depreciation, depletion and amortization .....    (5.0)     (4.3)     (4.4)
    Miscellaneous income (losses) ................     1.3      (2.8)      1.5
                                                    $ 71.7    $ 44.3    $ 15.4
                                                     ======    ======    ======
Identifiable assets, end of year:
  Cement .........................................  $596.1    $591.6    $610.4
  Concrete Products ..............................   130.3     128.0     112.6
  Discontinued Environmental Services ............    19.1      39.6      41.8
  Other ..........................................   135.5     147.8     156.7
                                                     ------    ------    ------
                                                    $881.0    $907.0    $921.5
                                                     ======    ======    ======
Depreciation, depletion and amortization:
  Cement .........................................  $ 25.8    $ 25.9    $ 27.7
  Concrete Products ..............................     8.7       8.3       9.7
  Other ..........................................     8.3       7.1       8.0
                                                     ------    ------    ------
                                                    $ 42.8    $ 41.3    $ 45.4
                                                     ======    ======    ======
Capital expenditures:
  Cement .........................................  $ 16.8    $  8.5    $  4.9
  Concrete Products ..............................     9.4       3.5       1.5
  Other ..........................................     2.6       1.4       1.3
                                                     ------    ------    ------
                                                    $ 28.8    $ 13.4    $  7.7
                                                     ======    ======    ======

      The Cement segment includes the operations of eight quarrying and manufacturing facilities and a network of 18 terminals for the production and distribution of portland and masonry cement. The Concrete Products segment includes primarily the production and sale of ready-mixed concrete, and to a lesser extent, the sale of construction aggregate and concrete block. No allocation of corporate overhead is made to the operating segments. Substantially all of the Company's operations are conducted in the United States. Intersegment sales occur primarily between the Company's Florida cement manufacturing plant and the Florida concrete products operations and the Company's southern California cement manufacturing plant and the related concrete operations. Intersegment sales are accounted for at prices which approximate market prices and are eliminated for purposes of preparing consolidated financial statements. Capital expenditures shown above for 1994 for the Cement segment
                                       50

exclude the $4.6 million in property, plant and equipment additions resulting from the purchase of an import terminal located in Florida. Capital expenditures shown above for 1993 for the Concrete Products segment exclude $14.6 million in property, plant and equipment additions resulting from the purchase of five ready-mixed concrete batch plants and one aggregate quarry during the year.

NOTE 4 - CASH AND CASH EQUIVALENTS:
                                                                  DECEMBER 31,
                                                                  (IN MILLIONS)
                                                                 ---------------
                                                                 1994      1993

Cash on hand and demand deposits .............................    $4.5     $4.4

Commercial paper, certificates of deposit and repurchase
  agreements - at cost, which approximates market value ......     2.9      3.0
                                                                   ----     ----
                                                                  $7.4     $7.4
                                                                   ====     ====

      There is no requirement for the Company to maintain compensating balances under any of the agreements with the Company's lending banks.

NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE:
                                                                 DECEMBER 31,
                                                                (IN MILLIONS)
                                                           ---------------------
                                                           1994           1993

Trade accounts and notes receivable ..............        $76.9          $80.0
Allowance for doubtful accounts ..................         (7.2)          (7.0)
                                                           -----          -----
                                                           69.7           73.0
Other receivables ................................          3.3            2.7
                                                           -----          -----
                                                          $73.0          $75.7
                                                           =====          =====

      SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - The majority of the Company's receivables are from users of portland cement, such as ready-mixed concrete producers and manufacturers of concrete products such as blocks, roof tile, pipe and prefabricated building components. Sales are also made to building materials dealers, construction contractors and, particularly from the Odessa plant, oil well cementing companies. During 1994, 1993 and 1992 approximately 47%, 52% and 49%, respectively, of the Odessa plant's cement sales volume consisted of oil well cement and the balance represented sales to local construction markets. Approximately 15%, 15% and 13% of the cement sold by the Company's Victorville, California plant in 1994, 1993 and 1992, respectively, was sold to the Company's ready-mixed concrete operations in California and approximately 41%, 37% and 42% of the cement sold by the Brooksville, Florida plant in 1994, 1993 and 1992, respectively, was sold to the Company's Florida concrete products operations. The Company is a major producer of ready-mixed concrete in southern California, and a major producer and supplier of such products throughout Florida and southeastern Georgia. There were no sales to any single third-party customer which aggregated in excess of 10% of consolidated revenues for 1994, 1993 or 1992.

      RESTRUCTURED ACCOUNTS RECEIVABLE - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during 1992 and continued during 1993 and 1994, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. Four such customers were indebted to the Company at December 31, 1994 in the amount of $15.8 million. Approximately 75% of the $15.8 million in receivables is collateralized.

      During 1993, two of these customers defaulted on the payment terms of their notes. The Company restructured its agreement with one of the defaulting customers late in the second quarter of 1993 and that customer was in compliance with the terms of the restructured agreement as of December 31, 1994. The Company stopped selling cement on credit to the other customer in default in mid-1993. In February 1995 this customer filed for protection under Chapter 11 of the United States Bankruptcy Code and the Company is presently evaluating its options for collection of outstanding balances.

      A third customer in the California group had difficulty in maintaining prompt payment for its cement purchases and restructuring discussions were commenced in late 1993. In anticipation of this restructuring, the Company wrote off against the allowance for doubtful accounts a $3.3 million note receivable from an affiliated company of this customer in late 1994. In early February 1995 the Company loaned this customer $750,000 as part of a comprehensive debt restructuring under which the Company went from an unsecured to a secured creditor. The Company is contractually committed to supply up to 90% of the cement requirements of the fourth of these customers on extended credit terms, provided this customer maintains its current payment status with respect to both current purchases and payments on its note.

      In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.


NOTE 6 - INVENTORIES:
                                                               DECEMBER 31,
                                                              (IN MILLIONS)
                                                        ------------------------
                                                         1994              1993

Finished goods .............................            $15.1             $15.4
Work in process ............................              6.5               7.0
Raw materials ..............................              4.6               6.0
Parts and supplies .........................             27.8              26.3
                                                         -----             -----
                                                        $54.0             $54.7
                                                         =====             =====

      Inventories valued on the LIFO method were $19.2 million at December 31, 1994 and $20.4 million at December 31, 1993 compared with current costs of $27.5 million and $28.3 million, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT:
                                                                DECEMBER 31,
                                                               (IN MILLIONS)
                                                          ----------------------
                                                          1994           1993
Land (at cost):
  Cement .........................................      $  31.8        $  31.0
  Concrete Products ..............................         22.1           22.1
  Discontinued Environmental Services ............          --             3.8
  Corporate and other ............................          0.4            0.4
                                                         -------        -------
                                                           54.3           57.3
                                                         -------        -------
Plant and equipment (at cost):
  Cement .........................................        697.1          665.6
  Concrete Products ..............................         97.8           94.8
  Discontinued Environmental Services ............          --            34.7
  Corporate and other ............................         17.0           17.7
                                                         -------        -------
                                                          811.9          812.8
                                                         -------        -------
Less accumulated depreciation, depletion
  and amortization ...............................       (306.0)        (276.9)
                                                         -------        -------
                                                        $ 560.2        $ 593.2
                                                         =======        =======

NOTE 8 - OTHER LONG-TERM ASSETS:

                                                                  DECEMBER 31,
                                                                 (IN MILLIONS)
                                                               -----------------
                                                                1994      1993

Prepaid pension costs (Note 15) ............................    $23.4     $20.8
Long-term trade receivables ................................     15.3      20.6
Unamortized debt issuance costs(1) .........................      7.5      10.1
Land held for sale(2) ......................................      7.3       7.9
Net present value of purchased supply contracts(3) .........      5.4       5.9
Other ......................................................      5.7       7.1
                                                                 -----     -----
                                                                $64.6     $72.4
                                                                 =====     =====

(1) Costs and expenses associated with the issuance of certain of the Company's senior debt and senior subordinated notes. Debt issuance costs are being amortized over the respective terms of the debt.

(2)  Includes various non-income producing real estate parcels offered for sale.

(3) Two contracts to supply flyash through 1999 and 2004, respectively, were acquired in conjunction with the Moore McCormack purchase in 1988. The supply contracts were recorded at their net present values at the date of acquisition and are being amortized over the respective lives of the contracts.
                                       53

Note 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
                                                                  DECEMBER 31,
                                                                  (IN MILLIONS)
                                                                 ---------------
                                                                 1994      1993

Trade accounts payable ......................................   $ 28.4    $23.4
Accrued compensation and benefits ...........................     16.4     12.7
Accrued liabilities, trade ..................................     14.4     14.8
Accrued loss contingencies on discontinued environmental
  services segment ..........................................     11.7      --
Income tax liability ........................................      4.7      --
Accrued interest payable ....................................      4.4      6.7
Accrued environmental remediation costs .....................      4.2      9.6
Accrued taxes, other ........................................      3.8      3.5
Current portion of postretirement benefit obligation ........      3.0      3.0
Accrued dividends on preferred stock ........................      3.0      --
Current portion of liabilities for discontinued
operations ..................................................      2.2      2.2
Current portion of pre-acquisition contingencies ............      1.7      2.5
Other accrued liabilities ...................................      5.3      5.7
                                                                 ------    -----
                                                                $103.2    $84.1
                                                                 ======    =====

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Except for long-term debt, the carrying amounts of the Company's assets and liabilities which are considered to be financial instruments approximate their value. The estimated fair value amounts for the Company's long-term debt as of December 31, 1994 and 1993 have been determined by the Company using appropriate valuation methodologies and information available to management at that time. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt with similar terms and remaining maturities.

                                                        DECEMBER 31,
                                                       (IN MILLIONS)
                                  ----------------------------------------------
                                          1994                      1993
                                  -------------------      ---------------------
                                  CARRYING      FAIR       CARRYING       FAIR
                                   AMOUNT       VALUE       AMOUNT        VALUE

Long-term debt .............      $186.1       $200.5       $293.9       $318.7
                                   ======       ======       ======       ======

                                       54
Note 11 - LONG-TERM DEBT:
                                                                 DECEMBER 31,
                                                                (IN MILLIONS)
                                                              ------------------
                                                               1994       1993
Senior debt:
  Revolving credit facility ..............................   $ 22.6     $ 19.0
  Industrial development and pollution control bonds .....     40.0       41.0
  Promissory note ........................................      --        18.0
  Other ..................................................      1.6        4.2
Subordinated debt:
  14% senior subordinated notes ..........................    121.9      121.7
  12% senior subordinated notes ..........................      --        90.0
                                                              ------     ------
                                                              186.1      293.9
Less current maturities ..................................     (0.3)     (19.9)
                                                              ------     ------
                                                             $185.8     $274.0
                                                              ======     ======

      REVOLVING CREDIT FACILITY - The Company's revolving credit facility is with Wells Fargo Bank, N.A., in its individual capacity and as agent; Societe Generale, Southwest Agency; Credit Suisse; Caisse Nationale De Credit Agricole; an affiliate of Canadian Imperial Bank of Commerce; Banque Paribas; The Bank of Nova Scotia and The First National Bank of Boston. Substantially all of the Company's assets are pledged to secure the revolving credit facility.

      In November 1993, the Company and its lending banks entered into an amended $200 million revolving credit facility (Revolving Credit Facility). This facility provides for the issuance of standby letters of credit up to a maximum of $95 million and also includes $19.5 million of borrowing capacity that is reserved solely for potential funding obligations under a Keepwell Agreement with the MARAD. (See also Note 14 of Notes to Consolidated Financial Statements.) The Revolving Credit Facility matures in November 1996. The Revolving Credit Facility contains various negative and affirmative covenants and cross-default provisions and customary conditions to borrowing. Borrowings under the Revolving Credit Facility bear interest at margins either at or above a prime rate or above LIBOR as selected by the Company from time to time. At December 31, 1994, the interest rate under the Revolving Credit Facility was approximately 8.5%.

      As of December 31, 1994, there were $22.6 million of borrowings and $50.5 million in letters of credit outstanding under the Revolving Credit Facility leaving $107.4 million of unused capacity, excluding the $19.5 million reserved under the Keepwell Agreement. In 1994 the Company utilized borrowings under its Revolving Credit Facility to redeem the $90 million outstanding principal amount of the Company's 12% Senior Subordinated Notes Due 1997. In late January 1994, the Company realized approximately $83 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay an $18 million promissory note due in March 1994 and to reduce borrowings under the Company's Revolving Credit Facility.

      PROMISSORY NOTE - The promissory note for $18 million as of December 31, 1993 was payable on March 31, 1994. On January 27, 1994 the note was prepaid without penalty using a portion of the proceeds from the Company's sale of preferred stock. (See also Note 19 of Notes to Consolidated Financial Statements.) In conjunction with this promissory note, the Company entered

                                       55

into an interest rate swap agreement in January 1988 which in effect converted the interest rate on the note from a floating rate to a fixed rate. The Company recorded interest expense of $200,000 in 1994 prior to the retirement of the swap in connection with the prepayment of the note, $1 million in interest expense in 1993 and $2.2 million in 1992. The Company held no derivative financial instruments as of December 31, 1994.

      INDUSTRIAL DEVELOPMENT AND POLLUTION CONTROL BONDS - The industrial development and pollution control bonds were issued by various state or local financing authorities and are due on various dates through the year 2006. The obligations bear interest, which is nontaxable to the payees, at varying rates ranging from approximately 50% of the prevailing prime rate to 5.5%. The obligations are secured by irrevocable letters of credit issued under the Revolving Credit Facility or by liens on the pollution control equipment.

      12% SENIOR SUBORDINATED NOTES - On January 5, 1994 the Company borrowed $47 million under the Revolving Credit Facility to redeem $45 million principal amount of 12% Notes due in 1997 and to pay the redemption premium and accrued interest thereon. The Company recorded a $1.6 million extraordinary charge ($1.0 million net of tax) as of December 31, 1993 to reflect the redemption premium on the early extinguishment of the debt. The Company redeemed the remaining $45 million outstanding principal amount of 12% Notes at par on May 1, 1994 with borrowings under the Revolving Credit Facility.

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

      The Notes were issued pursuant to an Indenture dated as of October 15, 1991 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee. During 1992 all of the Notes were exchanged in a registered exchange offer for $125 million aggregate principal amount of the Company's 14% Senior Subordinated Notes Due 2001, Series B (Series B Notes) pursuant to a Registration Rights Agreement entered into at the time of the private placement. The Series B Notes were also issued under an indenture dated as of October 15, 1991 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, (Indenture) and the terms of the Series B Notes and such Indenture are substantially identical to those of the Notes and the original indenture. The Series B Notes pay interest semiannually, mature on October 15, 2001 and are noncallable until October 15, 1996, after which the Series B Notes are callable at the option of the Company, in whole or in part, at any time upon thirty days' notice at 105.25% of the principal amount, declining ratably to par on or after October 15, 1999. The Series B Notes are subordinate in right of payment to all existing and future senior debt, as defined, of the Company, rank on a parity with all existing and future senior subordinated debt, as defined, of the Company, and rank senior to all other existing and future subordinated debt of the Company. The Indenture includes affirmative and negative covenants which in certain instances restrict, among other things, incurrence of additional indebtedness, certain sales of assets and subsidiary stock, certain mergers and consolidations and dividends and distributions. Each Warrant is initially exercisable for one share of Common Stock of the Company at a price of
                                       56

$16.00, subject to certain anti-dilution adjustments. (See also Note 19 of Notes to Consolidated Financial Statements.) The Warrants expire on October 31, 1996.

      ANNUAL AGGREGATE MATURITIES OF LONG-TERM DEBT - The approximate aggregate payments due in future years on long-term debt as of December 31, 1994 are as follows:
                                             (IN MILLIONS)

                           1995...............   $  0.3
                           1996...............     23.7
                           1997...............      1.1
                           1998...............     26.6
                           1999...............      0.1
                           Thereafter.........    134.3
                                                 ------
                                                 $186.1
                                                 ======

      The payments due in 1996 include the balance outstanding under the Revolving Credit Facility ($22.6 million at December 31, 1994) which matures in November 1996. Historically, the Company has renegotiated the terms of this facility prior to its maturity.

NOTE 12 - INCOME TAXES:

      The following table provides a breakdown of the current and deferred components of the provisions for federal and state income taxes attributable to the earnings (loss) from continuing operations before income taxes and before extraordinary charges and the cumulative effect of a change in accounting principle.

                                                      YEARS ENDED DECEMBER 31,
                                                           (IN MILLIONS)
                                                   -----------------------------
                                                   1994       1993        1992
Federal income tax expense (benefit):
  Current ...................................     $ 6.2      $  .8       $(7.4)
  Deferred ..................................       6.4         .9        (5.2)
State income tax expense (benefit):
  Current ...................................        .9         .2         --
  Deferred ..................................        .4        (.5)       (0.1)
                                                   -----      -----       -----
                                                  $13.9      $ 1.4       $(12.7)
                                                   =====      =====       =====

                                       57

      A reconciliation between the income tax expense (benefit) recognized in the Company's Statement of Consolidated Earnings and the income tax expense (benefit) computed by applying the statutory federal income tax rate to the earnings (loss) from continuing operations before income taxes and before extraordinary charges and the cumulative effect of a change in accounting principle follows:

                                                                                 YEARS ENDED DECEMBER 31, (IN MILLIONS)
                                                            ---------------------------------------------------------------------
                                                                    1994                   1993                       1992
                                                            ------------------      -------------------       -------------------
                                                            AMOUNT     PERCENT      AMOUNT      PERCENT       AMOUNT      PERCENT
Earnings (loss) from continuing operations before
  income taxes and before the extraordinary charge
  and the effect of a change in accounting principle .....  $44.0                  $  5.0                    $(29.6)
                                                            =====                   ======                   =======
Income tax expense (benefit) computed at
  statutory rate .........................................  $15.4        35.0%      $ 1.7         35.0%      $(10.1)      (34.0)%
Benefit of statutory depletion ...........................   (3.6)       (8.2)       (3.4)       (68.9)       (2.7)        (9.0)
Cumulative effect of increase in statutory rate ..........                            2.5         50.4
Effect of non-deductibility of goodwill ..................    0.7         1.6         0.7         13.8         0.7          2.3
State income tax expense (benefit) .......................    0.8         1.9        (0.2)        (4.9)       (0.5)        (1.7)
Other ....................................................    0.6         1.3         0.1          3.2        (0.1)        (0.4)
                                                            $13.9        31.6%      $ 1.4         28.6%      $(12.7)      (42.8)%
                                                            =====        =====      ======        =====      =======      =======

      The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109, and represents the change in the Company's deferred income tax liability during each year, including the effect of any enacted tax rate changes. A deferred income tax liability or asset is recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in net taxable or deductible amounts in future years as well as the recognition, in certain instances, of the tax effects of operating loss and tax credit carryforwards.

                                       58

      Significant components of the Company's net deferred tax liability as of December 31, 1994 were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          1994              1993
                                                          ----              ----
                                                               (IN MILLIONS)
Deferred tax liabilities:
  Differences between book and tax bases of
    property, plant and equipment ....................     $151.3       $153.7
  Assets of overfunded pension plan ..................        9.0          8.0
  Other ..............................................       15.5         15.5
                                                            ------       ------
                                                            175.8        177.2
                                                            ------       ------
Deferred tax assets:
  Postretirement benefit obligation ..................       32.5         30.0
  Loss on sale of discontinued operations ............       12.5          --
  Other reserves not currently deductible ............        9.3         15.9
  Deferred state income taxes ........................        5.8          6.0
  Operating loss carryforwards .......................       11.8         15.5
  Tax credit carryforwards ...........................        7.1          9.6
  AMT credit carryforwards ...........................        5.7          0.1
  Other ..............................................        0.4          3.5
                                                            ------       ------
                                                             85.1         80.6
  Valuation allowance ................................       (5.5)        (5.5)
                                                            ------       ------
                                                             79.6         75.1
                                                            ------       ------
Net deferred tax liability ...........................     $ 96.2       $102.1
                                                            ======       ======



      The Company has provided a valuation allowance of $5.5 million against deferred tax assets recorded as of December 31, 1994. The valuation allowance will be allocated to reduce goodwill and other noncurrent intangible assets in future periods if realization of tax credit carryforwards acquired as a result of business combinations that occurred in prior years becomes more likely than not.

      The Company has included in its calculation of the net deferred income tax liability the tax benefits of net operating loss carryforwards of $33.6 million, net investment tax credit carryforwards after valuation allowance of $1.6 million and an alternative minimum tax carryforward of $5.7 million. If not used, the net operating loss and investment tax credit carryforwards will expire between 1998 and 2007 and between 1995 and 2005, respectively.

      The consolidated federal income tax returns of the Company and Moore McCormack Resources, Inc. (Moore McCormack) for years 1988 through 1992 and various state income tax returns are presently under examination. The Internal Revenue Service has proposed a tax assessment, including interest of approximately $7.6 million, in a preliminary audit report issued in 1994. In order not to incur additional interest charges, the Company paid the assessed amount in early January 1995. In the opinion of management, adequate provision has been made at December 31, 1994 for income taxes that might be due as a result of these audits and the proposed assessment will have no effect on the Company's consolidated earnings.
                                       59

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

NOTE 14 - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:
                                                                    DECEMBER 31,
                                                                   (IN MILLIONS)
                                                                   -------------
                                                                   1994     1993

Estimated liabilities of discontinued Moore McCormack operations  $ 8.1   $12.9
Deferred payment obligation ....................................    7.7     7.8
Supplemental pension liabilities ...............................    3.9     4.3
Other ..........................................................    1.3     1.6
                                                                   -----   -----
                                                                  $21.0   $26.6
                                                                   =====   =====

      DISCONTINUED MOORE MCCORMACK OPERATIONS - As part of the acquisition of Moore McCormack in 1988, the Company assumed certain fixed and contingent liabilities pursuant to certain guarantees and undertakings related to operations previously discontinued by Moore McCormack. As of December 31, 1994 and 1993 such estimated liabilities totaled $10.3 million and $15.1 million, respectively, $2.2 million of which were included in current liabilities in both years.

      In conjunction with the acquisition, Southdown assumed an obligation to MARAD under a Keepwell Agreement whereby the Company would keep up to $20 million available under its revolving credit facility for cash flow deficiencies of the former Moore McCormack shipping operations equal to certain of Moore McCormack's obligations to MARAD. There were no outstanding advances under the Keepwell Agreement as of December 31, 1994 and 1993. The Company's contingent obligation to MARAD declined to $19.5 million as of December 31, 1994 and declines by approximately $2.5 million annually thereafter.

      DEFERRED PAYMENT OBLIGATION - In connection with the July 1990 purchase of a hazardous waste processing facility from an affiliate of BFI, the Company assumed a conditional payment obligation payable to the former shareholders of the BFI subsidiary.

      SUPPLEMENTAL PENSION LIABILITIES - In order to provide additional retirement benefits and incentives for certain employees to remain with the Company, the Company has entered into supplemental pension agreements with those individuals. The present value of probable future cash outlays is accrued during the expected service life of the employee and charged to earnings for financial reporting purposes.
                                       60
NOTE 15 - PENSION PLANS:

      The Company has a defined benefit pension plan covering substantially all salaried employees. The benefits are based on years of service and the employee's compensation and are integrated with Social Security. The Company's union employees are covered by either a multi-employer plan, a salaried plan, or a collectively bargained Company-sponsored plan providing a flat dollar benefit for each year of service. The Company's policy is to fund its pension plans in accordance with sound actuarial principles.

      The funded status of the Company's pension plans is based on a comparison of the market value of the plans' assets at the end of the year with actuarial estimates of the projected benefit obligation. The assumed weighted average discount rate used to measure the projected benefit obligation was 8.5% in 1994, 7.5% in 1993 and 8.5% in 1992. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4% in both 1994 and 1993 and 5.5% in 1992. The expected long-term rate of return on assets was 8.5% in all three years ended 1994. Differences in estimates used and actual experience along with changes in assumptions from year-to-year are included in net deferred gains or losses. The Company amortizes the unrecognized net gains or losses whenever such amount exceeds 10% of the greater of the projected benefit obligation or the market value of plan assets. The unrecognized net obligation or net asset, unrecognized net gain or loss and prior service costs were amortized over periods of 9 to 14 years for both 1994 and 1993 and over periods of 10 to 16 years for 1992 which approximated the estimated average remaining service periods of employees expected to receive benefits under the plans.

      The Company recognized pension income of approximately $2.6 million, $1.6 million and $1.4 million in 1994, 1993 and 1992, respectively, under such Company-sponsored plans. In addition to Company-sponsored plans, certain union employees of the Company's concrete operations in southern California and the Colorado cement operations are covered under multi-employer defined benefit plans administered by the respective unions. Amounts contributed to the multi-employer plans and included in pension expense were $1.9 million in 1994, $1.8 million in both 1993 and 1992.
                                       61

      As of December 31, 1994 and 1993 there were no pension plans in which the accumulated benefit obligation exceeded plan assets. The following table sets forth information regarding the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1994 and 1993:

                                                                 DECEMBER 31,
                                                                (IN MILLIONS)
                                                            --------------------
                                                             1994         1993
Actuarial present value of accumulated benefit
  obligations:
    Vested portion ...................................    $ (94.7)     $(100.2)
    Nonvested portion ................................       (2.3)        (3.1)
                                                           -------      -------
Accumulated benefit obligation .......................      (97.0)      (103.3)
Effect of estimated future pay increases .............       (5.8)        (4.9)
                                                           -------      -------
Projected benefit obligation .........................     (102.8)      (108.2)
Plan assets at fair value, primarily debt
  and equity securities(1) ...........................      144.3        149.5
                                                           -------      -------
Overfunded status ....................................       41.5         41.3
Unrecognized net gain ................................      (21.6)       (22.3)
Unrecognized prior service cost ......................        3.8          2.2
Unrecognized net asset ...............................       (0.3)        (0.4)
                                                           -------      -------
Prepaid pension costs ................................    $  23.4      $  20.8
                                                           =======      =======

(1)  Plan assets include 449,000 shares of the Company's Series A Preferred
     Stock.

      The components of net periodic pension cost included in the results of operations for the years ended December 31, 1994, 1993 and 1992 under Company-sponsored plans were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                             (IN MILLIONS)
                                                      -------------------------
                                                      1994      1993      1992

Service cost ......................................  $ 2.2    $  2.1    $  2.2
Interest cost on projected benefit obligation .....    8.0       8.1       8.0
Actual return on assets ...........................   (3.4)    (21.4)    (11.0)
Asset (loss) gain deferred ........................   (9.0)     10.1      (0.2)
Amortization of unrecognized -
  Net gain ........................................   (0.7)     (0.6)     (0.4)
  Prior service cost ..............................    0.4       0.2       0.2
  Net asset .......................................   (0.1)     (0.1)     (0.2)
                                                      -----    ------    ------
Net pension income ................................  $(2.6)   $ (1.6)   $ (1.4)
                                                      =====    ======    ======

      RETIREMENT SAVINGS PLAN - The Company maintains a retirement savings plan (Savings Plan) in which substantially all employees are eligible to participate. The Savings Plan is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986 (Code). Under the Savings Plan, a participating employee may elect to defer taxation on a portion of his or her eligible earnings up to a maximum amount defined by the Code, by directing the Company to contribute such earnings to the Savings Plan on the employee's behalf. A participating employee may also make after-tax contributions to the Savings Plan. The Company contributes an amount to the Savings Plan equal to 50% of an employee's contributions, subject to certain limitations. The Company's matching contributions are invested solely in its common stock acquired in open market purchases. All employee contributions and Company matching contributions are fully vested when made. Amounts held by the Savings Plan for the account of a participating employee are distributable as a lump-sum upon termination of employment for any reason. Subject to certain conditions and

                                       62

restrictions, a participating employee may receive a distribution or a loan of a portion of his account balance while employed by the Company. The Company contributed $1.9 million in 1994, $1.7 million in 1993 and $1.6 million in 1992, in matching contributions that were charged to compensation expense and invested in the Company's common stock.

NOTE 16 - HEALTH CARE AND LIFE INSURANCE BENEFITS:

      The Company offers health care benefits to active employees and their dependents. Certain retirees under the age of sixty-five and their dependents are also offered health care benefits which are essentially the same as benefits available to active employees. However, benefit payments for covered retirees sixty-five years of age or older are reduced by benefits paid by Medicare.

      Postretirement benefits currently provided by the Company to its eligible retirees consist primarily of medical and life insurance benefits. Through December 31, 1992 the Company accounted for postretirement benefits as costs were incurred. Effective January 1, 1993, the Company adopted SFAS No. 106 which required immediate recognition of an estimated initial liability for postretirement benefits attributable to employee services provided in years prior to 1993 and, thereafter, the annual cost of the actuarially determined benefit attributable to employee service in the current year. (See also Note 18 of Notes to Consolidated Financial Statements.)

      The following table sets forth the Company's accumulated postretirement benefit obligation, none of which has been funded, reconciled with the amount shown in the Company's balance sheet at December 31, 1994 and 1993.

                                                                  DECEMBER 31,
                                                                 (IN MILLIONS)
                                                               -----------------
                                                               1994       1993
Accumulated postretirement benefit obligation (APBO)
  Retirees ...............................................    $34.3      $36.6
  Fully eligible active plan participants ................      2.4        2.3
  Other active plan participants .........................      6.8        6.8
                                                               -----      -----
                                                               43.5       45.7
Plan assets at fair value ................................      --         --
                                                               -----      -----
Accumulated postretirement benefit obligation ............     43.5       45.7
Unrecognized prior service credit ........................     33.4       35.8
Unrecognized net gain ....................................      8.1        5.3
                                                               -----      -----
Accrued postretirement benefit costs .....................    $85.0      $86.8
                                                               =====      =====

      The components of net periodic postretirement benefit costs included in the results of operations for the years ended December 31, 1994 and 1993 were as follows:
                                                               1994       1993

Service cost .............................................    $ 0.7      $ 1.9
Interest cost on APBO ....................................      3.3        5.2
Amortization of unrecognized net gain ....................     (2.7)      (1.4)
                                                               -----      -----
                                                              $ 1.3      $ 5.7
                                                               =====      =====
                                       63

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 was 9.5% for general health care and 14% for prescription drugs, decreasing each successive year until each reaches 6% in 2017 and thereafter. The health care trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. For example, a one-percentage-point increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1994 and net periodic postretirement health care cost by approximately 7.0% and 7.9%, respectively. The assumed discount rates used in determining the APBO as of December 31, 1994 and 1993 were 8.5% and 7.5%, respectively.

      Most of the Company's health care benefits are self-insured and administered on cost plus fee arrangements with a major insurance company or provided through health maintenance organizations. Claims, premiums and administrative costs paid for active employees and their dependents were $9.8 million, $12.3 million and $9.9 million in 1994, 1993 and 1992, respectively. For retirees and their dependents these costs were $3.1 million in 1994, $3.2 million in 1993 and $2.3 million in 1992. In 1993, expenses recognized under SFAS No. 106 include a net charge of $2.5 million to accrue estimated postretirement health care benefits in excess of claims incurred. Such additional accruals have not been necessary subsequent to the June 30, 1993 effective date of the Company's amended postretirement benefits plan.

      The Company provides life insurance benefits to its active and retired employees. Generally, life insurance benefits for retired employees are reduced over a number of years from the date of retirement to a minimum level. Costs paid for life insurance benefits for employees were approximately $584,000 in 1994, $984,000 in 1993 and $732,000 in 1992. The costs of providing such benefits for retired employees were de minimis in each of the three years then ended.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES:

      OPERATING LEASES - Rental expense covering manufacturing, transportation and certain other facilities and equipment for the years 1994, 1993 and 1992 aggregated $11.9 million, $9.9 million and $9.2 million, respectively. Minimum annual rental commitments as of December 31, 1994 under noncancellable leases are set forth as follows:
                                                     (IN MILLIONS)
                                          --------------------------------
                                                     MANUFACTURING
                                            MOBILE     EQUIPMENT
                                           EQUIPMENT   AND OTHER    TOTAL

       1995..........................     $    5.3   $    3.2  $    8.5
       1996..........................          4.0        2.8       6.8
       1997..........................          3.2        2.5       5.7
       1998..........................          2.3        2.2       4.5
       1999..........................          1.7        0.8       2.5
       Thereafter....................          0.6        5.0       5.6
                                          --------   --------  --------
                                          $   17.1   $   16.5  $   33.6
                                          ========   ========  ========

      ENVIRONMENTAL MATTERS - Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that are designated as hazardous substances. All

                                       64

of these activities are regulated by federal, state and local laws and regulations pertaining to the protection of human health and the environment.

      Federal environmental laws as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases into the environment of designated hazardous wastes. Among those who may be held jointly and severally liable are those who generated the hazardous waste, those who arranged for disposal of the hazardous wastes, those who owned the disposal site or facility at the time of disposal, and current owners. The Company has both given indemnification to and received indemnification from others for properties previously owned although some courts have held that indemnification for such environmental liabilities is unenforceable. Industrial operations have been conducted at some of the Company's facilities for almost 100 years. In the past, the Company disposed of various materials, both onsite and offsite, in a manner which would not be permitted under current environmental regulations. Certain of these materials are today categorized as hazardous wastes when discarded. Remediation under environmental clean-up rules can be costly.

      While the Company's facilities at several locations are the subject of various local, state and federal environmental proceedings and inquiries, most of these investigations are in their preliminary stages and final results may not be determined for years. In certain instances, the Company has been named as one of several potentially responsible parties (PRP) charged with remediation activities related to various alleged CERCLA violations. Despite the fact current law imposes joint and several liability on all parties at any Superfund site, the Company's accrual for estimated liability in these instances reflects only the Company's expected share based on the Company's assessment of its proportionate volumetric contribution to the waste material, whether responsibility is being disputed, the terms of any existing agreements, the solvency of other parties and experience regarding similar matters. The Company is also involved in remedial response and voluntary environmental cleanup expenditures as to a number of other sites which are not the subject of any Superfund law proceeding or investigation by federal, state or local agencies. All environmental accruals have been recorded without giving effect to any possible future recoveries from insurance or other third parties.

      The Company bases its estimates of environmental liabilities on the nature or extent of contamination, methods of remediation required, existing technology, presently enacted laws and regulations and prior Company experience in remediation of contaminated sites. Accrued liabilities related to environmental matters were, in the aggregate, $6.6 million, $10.5 million and $7.5 million at December 31, 1994, 1993 and 1992, respectively. Cash expenditures often lag by a number of years the period in which an accrual is recorded. However, because of uncertainties inherent in remediation activities and technologies, regulatory interpretations and the allocation of costs among various other parties, the Company is unable to accurately estimate the cost that might ultimately be incurred by the Company to resolve these environmental issues. Until all environmental studies, investigations, remediation work and negotiations with potential sources of recovery have been completed, there is at least a reasonable possibility, however, that amounts in excess of the accruals may be incurred.
                                       65

      Additions to and expenditures charged against the Company's environmental accruals during the past three years were as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                       (IN MILLIONS)
                                            -----------------------------------
                                            1994           1993           1992

Beginning balance .................        $10.5          $ 7.5          $ 3.8
Expense provisions ................          3.7            5.6            4.4
Expenditures ......................         (7.6)          (2.6)          (0.7)
                                            -----          -----          -----
Ending balance ....................        $ 6.6          $10.5          $ 7.5
                                            =====          =====          =====


      Based solely upon the information the Company has developed to date, which is subject to change as additional information become available, management of the Company believes that known matters can be successfully resolved in cooperation with local, state and federal regulating agencies. However, because the Company's result of operations vary considerably with construction activity and other factors, it is, at least reasonably possible that future charges for environmental contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

      CKD REMEDIATION IN OHIO - As discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters", three of a number of inactive CKD disposal sites near the Company's Fairborn, Ohio cement plant have been under investigation by the Company to determine if remedial action is required at any or all of these sites.

      The Company as well as state environmental agencies have conducted investigations to determine appropriate remedial action required at an inactive CKD disposal site in Ohio. Based on various remediation investigations, hydrogeological analyses and feasibility studies performed in prior years, the Company has recorded charges totaling $11.7 million through the end of 1994 as the estimated remediation cost for the site, increasing the initial estimates as additional information became known. While the Company has no reason to believe that significant additional sums will be required to complete the remediation of this site, it remains at least reasonably possible the Company may be required to incur additional costs on the project. Until the monitoring process and feasibility testing are complete, the Company is unable to determine what additional costs, if any, may be incurred on the project.

      On a voluntary basis, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the larger of the two sites (USX Site). Based on the limited information available, the Company has received two preliminary estimates of the potential magnitude of the remediation costs for the USX Site, $8 million and $32 million, depending on the assumptions used.

      The Company intends to vigorously pursue its right to contribution from USX for cleanup costs under CERCLA and Ohio law. The Company believes that USX is a responsible party because
                                       66

it owned and operated the USX Site at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances and transported the hazardous substances to the USX Site. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA only because of its current ownership of the USX Site. A court-supervised settlement conference was held on September 30, 1994 and the parties commenced settlement discussions. In December 1994 the Greene Environmental Coalition, a third-party plaintiff in the case, agreed to a separate out-of-court settlement and its claims are stayed for two years, pending resolution of the case.

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

      CLAIMS FOR INDEMNIFICATION - Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Transcontinental Gas Pipe Line Corporation (Transco). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with Transco to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In late December 1993, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter. By letter dated September 30, 1994, the MMS's Houston Compliance Division advised the Company that it had determined that a $5.9 million payment made by Transco to Pelto was for a "Contract Buy-Down" and was royalty bearing. The letter directed the Company to compute and pay royalties on the $5.9 million sum. It also indicated that upon receipt of the Company's payment, late payment charges would be computed and assessed from May 1, 1987. On October 30, 1994 the Company timely filed its notice of appeal of the MMS directive, thereby staying compliance with the letter. On December 30, 1994 the Company filed with the MMS its statement of reasons supporting its appeal.

      The Company disagrees with the MMS' determination; however, if the MMS' determination as to the $5.9 million dollar payment to Pelto is ultimately upheld, the Company could have liability for royalty on that sum, plus late payment charges. The Company is unable to determine what liability it may have, if any, with respect to this matter, but should the Company be required to make any payments to the MMS, such expenditures would result in a charge to discontinued operations.

      OTHER - The Company has certain other commitments and contingent liabilities incurred in the ordinary course of business which, in the judgment of management, will not result in losses which would materially affect its consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

NOTE 18 - CHANGES IN ACCOUNTING PRINCIPLES:

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

      General and administrative expenses for 1993 included a charge of approximately $2.5 million representing the estimated cost of postretirement health care benefits in excess of claims incurred. The Company amended its plan for postretirement health care benefits in the latter part of the second quarter. Effective with the third quarter of 1993, the Company's accrual for estimated future postretirement benefit costs was reduced by approximately $47 million under the amended plan which the Company will amortize over the 16 year remaining average service life of its active employees as required by SFAS No.
106. These changes have eliminated the charge incurred in the first six months of 1993.

      INCOME TAXES - The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective January 1, 1993. SFAS No. 109 supersedes SFAS No. 96, "Accounting for Income Taxes" which was adopted by the Company in 1988. There was no cumulative effect on the Company's financial statements resulting from the adoption of SFAS No.
109. In early August 1993, the President signed into law a bill that included, among other provisions, a one percent increase in the maximum federal income tax rate for corporations retroactive to January 1, 1993. Under the requirements of SFAS No. 109, the Company recorded a charge of approximately $2.2 million in the third quarter of 1993 to recognize the increase in the deferred tax liability as a result of the change in the corporate income tax rate.

NOTE 19 - CAPITAL STOCK AND EARNINGS PER SHARE:

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

COMMON STOCK

      At December 31, 1994, 17,266,000 shares of Common Stock were issued and outstanding and held of record by approximately 1,836 shareholders, and approximately 9.4 million shares were reserved for future issuance upon exercise of options granted under employee benefit plans or warrants or upon conversion of convertible securities. The Board of Directors suspended the dividend on the Company's Common Stock on April 25, 1991.

WARRANTS TO PURCHASE COMMON STOCK

      In October 1991, the Company issued and sold an aggregate of 1,250,000 Warrants to purchase Common Stock (the Warrants) pursuant to the terms of a Warrant Agreement dated as of October 31, 1991. Chemical Shareholder Services Group, Inc. is the Warrant Agent. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $16 per share, subject to adjustment in certain circumstances, until 5:00 p.m. New York City on October 31, 1996. The number and kind of securities purchasable upon exercise of the Warrants are subject to adjustment from time-to-time upon the occurrence of certain reclassifications, mergers or consolidations, stock splits, stock dividends, certain other distributions and events and certain issuances or sales of Common Stock at prices less than market value as defined in the Warrant Agreement. In lieu of an adjustment to the number of shares of Common Stock issuable pursuant to the exercise of the Warrants, the Company may elect to issue additional Warrants.

RIGHTS

      On March 4, 1991, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock (Right) for each outstanding share of the Company's Common Stock, to shareholders of record at the close of business on March 14, 1991. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a
Unit) of Preferred Stock, Cumulative Junior Participating Series C, par value $.05 per share (the Series C Preferred Stock), at a purchase price of $60 per Unit, subject to the adjustment (the Purchase Price). The description and terms of the Rights are set forth in a Rights Agreement dated as of March 4, 1991 (the Rights Agreement) between the Company and First City, Texas-Houston, N.A., as Rights Agent. Chemical Shareholders Services Group, Inc. now serves as Rights Agent.

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

      SERIES A PREFERRED STOCK - Pursuant to the terms of the Restated Articles of Incorporation (Restated Articles), the Board of Directors has created a series of Preferred Stock consisting of 1,999,998 shares of Preferred Stock, $.70 Cumulative Convertible Series A (Series A Preferred Stock). The Series A Preferred Stock is senior to the Series B Preferred Stock with respect to dividends and assets. As of December 31, 1994, 1,994,000 shares of Series A Preferred Stock were issued and outstanding. All such shares are fully paid and nonassessable.

      The Series A Preferred Stock (a) has a stated value and liquidation preference of $10 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $.70 per year, payable quarterly, and entitle the holders of a majority thereof to elect two directors if dividends are in arrears for at least 540 days, (c) is initially convertible into one-half of a share of Common Stock for each share of Series A Preferred Stock, subject to adjustment, (d) is redeemable at the option of the Company at 120% of the $10 stated value thereof (declining to 100% of the stated value after April 30, 1997) plus accrued and unpaid dividends, and (e) is entitled to one vote per share, voting as a class with the Common Stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the holders of Series A Preferred Stock have certain class voting rights, including the right to approve certain mergers, consolidations and sales of assets; however, if a holder of Series A Preferred Stock does not grant a proxy to the Board of Directors to vote in favor of any such merger, consolidation or sales of assets, the Company may redeem such holder's shares of Series A Preferred Stock without the payment of any redemption premium. The Company has reserved 997,000 shares of Common Stock for issuance upon conversion of the Series A Preferred Stock. Dividends paid on the Series A Preferred Stock amounted to approximately $1.4 million in each of the last three years.

      SERIES B PREFERRED STOCK- Pursuant to the terms of the Restated Articles, the Board of Directors has created a series of Preferred Stock consisting of 960,000 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock). The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to dividends and assets. As of December 31, 1994, 917,160 shares of Series B Preferred Stock were issued and outstanding. All such shares are fully paid and nonassessable. Dividends accrued or paid on the Series B Preferred Stock amounted to approximately $3.4 million in 1994 and $3.6 million in 1993 and 1992.

      The Series B Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $3.75 per year, payable semi-annually, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 180 days, (c) is initially convertible into two and one-half shares of Common Stock for each share of Series B Preferred Stock, subject to adjustment, (d) is redeemable at the option of the Company at 100% of the $50 stated value thereof plus accrued and unpaid dividends, and (e) is entitle to one vote per share, voting as a class with the Common Stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the holders of the Series B Preferred Stock have certain class voting rights. The Company has reserved 2,292,900 shares of Common Stock for issuance upon conversion of the Series B Preferred Stock. In addition, the Series B Preferred Stock is exchangeable, in whole but not in part, at the option of the Company at any time for the Company's 7 1/2% Convertible Subordinated Debentures Due 2013 (the "Debentures") at a rate of $50 in principal amount of Debentures per share of Series B Preferred Stock, provided that all dividends on the Series B Preferred Stock have been paid through the date of such exchange. The Company's Revolving Credit Facility requires the Company to obtain the consent of the lenders thereunder as a condition to the exchange of the Series B Preferred Stock for the Debentures.

      SERIES C PREFERRED STOCK - In connection with the distribution of the Rights on March 14, 1991, the Board of Directors of the Company authorized 400,000 shares of Series C Preferred
                                       71

Stock, none of which are outstanding. The Series C Preferred Stock would be issued only upon the exercise of Rights and only if the Rights were exercised. The Rights are not exercisable as of the date hereof. See "- Rights". If issued, the Series C Preferred Stock would be junior to the Series A Preferred Stock, the Series B Preferred Stock and the Series D Preferred Stock with respect to dividends and assets.

      SERIES D PREFERRED STOCK - Pursuant to the terms of the Restated Articles, the Board of Directors in 1994 authorized creation of a series of Preferred Stock consisting of 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock). The Series D Preferred Stock ranks junior to the Series A Preferred Stock, PARI PASSU with the Series B Preferred Stock, and will be senior to any Series C Preferred Stock that may be issued. A total of 1,725,000 shares of Series D Preferred Stock were sold on January 27, 1994 and are outstanding. Dividends paid or accrued on the Series D Preferred Stock were $4.6 million in 1994.

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

EARNINGS PER SHARE

      Earnings used to compute primary per share earnings in each of the three years ended 1994 were net of preferred stock dividends of approximately $9.4 million in 1994 and $5.0 million in both 1993 and 1992. Primary earnings per share were computed using average number of shares, options and warrants outstanding in 1994 and using the average number of shares of common stock outstanding for 1993 and 1992. Additionally, the effect of an assumed conversion of the Series A, Series B, and in 1994, Series D Preferred Stock referred to above was anti-dilutive and, therefore, except for the second quarter of 1994, fully diluted earnings per share for those years is the same as primary earnings per share.
                                       72

Note 20 - STOCK OPTION AND INCENTIVE PLANS:

      1991 DIRECTORS' PLAN - Under the 1991 Nonqualified Stock Option Plan for Non-Employee Directors (1991 Directors' Plan), options for a total of up to 150,000 shares of the Company's common stock are available for grant to directors of the Company who are not employed by the Company or any of the Company's subsidiaries. In 1991, the Board of Directors awarded to each of the Company's five non-employee directors an option to purchase 10,000 shares of the Company's common stock in the future. Newly elected non-employee directors shall be automatically granted an option to acquire 10,000 shares of the Company's common stock upon the date of a director's election to the Board of Directors. An additional option to acquire 5,000 shares of the Company's common stock shall be awarded to each non-employee director on the date of the annual meeting of shareholders at which the non-employee director is reelected to serve an additional three-year term. As provided in the 1991 Directors' Plan, options vest immediately to the extent of 25% of the total options and an additional 25% on each of the first through the third anniversaries from the date of the grant. Options granted under the 1991 Directors' Plan are exercisable at the fair market value of the stock at the date of grant and expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1994 under the 1991 Director's Plan were 35,000.

      1989 PLAN - Under the 1989 Stock Option Plan (1989 Plan) for officers and certain key employees of the Company and its subsidiaries, options for a total of up to 2,000,000 shares of the Company's common stock were initially available for award of which 1,102,600 options had been awarded as of December 31, 1994. As provided in the 1989 Plan, the Employee Compensation and Benefits Committee of the Board of Directors may determine to permit any option granted hereunder to be exercisable immediately upon the date of grant or at any time thereafter; provided, however, that no option granted hereunder may be exercised within the first six months after the date of grant except in the event of the death or disability of the optionee. Options granted under the 1989 Plan are exercisable at the fair market value of the stock at the date of grant and expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1994 under the 1989 Plan were 897,400.

      1987 PLAN - Under the 1987 Stock Option Plan (1987 Plan) for officers and certain key employees of the Company and its subsidiaries, a total of up to 2,000,000 shares of the Company's common stock were initially available for award of which 1,798,822 shares had been awarded as of December 31, 1994. As provided in the 1987 Plan, options vest immediately upon grant to the extent of 40% of the total. An additional 30% of the options vest on each of the first and second anniversaries from the date of grant. Options granted under the 1987 Plan are exercisable at the fair market value of the stock at the date of grant and expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1994 under the 1987 Plan were 201,178.

                                       73

      Information with respect to the Company's stock option plans is as follows:
                                                           SHARES        AVERAGE
                                           OPTIONS          UNDER        OPTION
                                         EXERCISABLE       OPTION         PRICE

Balance, December 31, 1991 .........      1,151,301       1,541,201      $ 19.12
                                          =========                      =======
Granted ............................                        472,500        14.02
Exercised ..........................                           --           --
Canceled ...........................                       (163,000)       24.60
- --------------------------------------------------------------------------------
Balance, December 31, 1992 .........      1,118,151       1,850,701        17.20
                                          =========                      =======
Granted ............................                        122,105        13.37
Exercised ..........................                       (442,110)       15.83
Canceled ...........................                       (124,674)       19.71
- --------------------------------------------------------------------------------
Balance, December 31, 1993 .........      1,188,622       1,406,022        17.25
                                          =========                      =======
Granted ............................                        280,000        26.25
Exercised ..........................                       (545,129)       16.32
Canceled ...........................                        (37,200)       16.37
- --------------------------------------------------------------------------------
Balance, December 31, 1994 .........        743,993       1,103,693      $ 19.03
                                          =========       ==========     =======

                                       74

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SOUTHDOWN, INC.

Southdown, Inc.
Houston, Texas


      We have audited the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1994 and 1993, and the related statements of consolidated earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the consolidated financial statement schedule listed on "Other Required Schedules". These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southdown, Inc. and subsidiary companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 18 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes effective January 1, 1993 to conform with Statements of Financial Accounting Standards No. 106 and 109, respectively.


DELOITTE & TOUCHE LLP

Houston, Texas
January 27, 1995
                                       75

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None
                                    PART III

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.
                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1. and 2.     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES Item
                    8 of this report lists certain consolidated financial statements and supplementary data of the Company and its subsidiaries. For other required schedules, see "Other
                    Required Schedules" on Page S-1 of this document.

                                       76
 3.     Exhibits
                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                    DESCRIPTION OF EXHIBIT                     PAGE

   3.1 Restated Articles of Incorporation of the Company, as amended through January 24, 1994 - incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K dated
              December 21, 1993..............................

   3.2 Articles of Amendment to the Restated Articles of Incorporation of the Company dated January 25, 1994 - incorporated by reference from
              Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December
              31, 1993.......................................

   *3.3       Bylaws of the Company amended as of September
              22, 1994.......................................

   4.1 Indenture dated as of October 15, 1991 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee as amended by First Supplemental Indenture dated as of December 10, 1993 - incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K dated
              December 21, 1993..............................

   4.2 Warrant Agreement dated as of October 31, 1991 between the Company and Chemical Shareholder Services Group, Inc. (formerly Texas Commerce Bank, National Association) as Warrant Agent - incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1991.......

   4.3 Rights Agreement dated as of March 4, 1991 between the Company and Chemical Shareholder Services Group, Inc. (formerly Texas Commerce Bank National Association ) as Rights Agent - incorporated by reference from Exhibit A to the Company's Current Report on Form 8-K dated
              March 4, 1991..................................

   4.4 Description of Capital Stock - incorporated by reference from Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993........................

   4.5 Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report. The Company agrees to furnish a copy of any such instrument to the
              Commission upon request........................

   +10.1 1987 Stock Option Plan of Southdown, Inc. - incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1992........

                             77

   +10.2 Form of Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1992........

   +10.3 1989 Stock Option Plan of Southdown, Inc. - incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1993............

   +10.4      Nonqualified Stock Option Plan for
              Non-Employee Directors of the Company and form of related Stock Option Agreement of the Company - incorporated by reference from
              Exhibit 28.1 to the Company Registration
              Statement on Form S-8 dated January 17, 1992...

   +10.5 Special Severance Program dated May 18, 1989 - incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1993............

   +10.6 Form of Supplemental Pension Agreement and amendment to Supplemental Pension Agreement - incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report for the quarter ended June 30, 1993............................

   +10.7 Employment Agreements and form of Amendment to Employment Agreements between the Company and certain executive officers, as more specifically described below:


                                             DATE OF
            NAME OF OFFICER             EMPLOYMENT AGREEMENT

            (a)Clarence C. Comer           June 1, 1988
            (b)Edgar J. Marston III        June 1, 1988
            (c)James L. Persky             June 1, 1988
            (d)Dennis M. Thies             June 1, 1988
            (e)J. Bruce Tompkins           November 1, 1989
            (f)Eugene P. Martineau         March 23, 1992

              - incorporated by reference from Exhibit 10.4
              to the Company's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1993............

   +10.8 Discretionary Bonus Program for Senior Executive Officers - incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1992..............................

   +10.9 Southdown, Inc. Pension Plan as adopted on May 19, 1994 - incorporated by reference from
              Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1994 .................................

                             78

   +10.10 Southdown, Inc. Retirement Savings Plan as amended and restated on July 1, 1990 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1994............

   10.11      Second Amended and Restated Credit Agreement
              as of November 19, 1993 among the Company;
              Wells Fargo Bank, N.A. (in its individual
              capacity and as agent); Societe Generale,
              Southwest Agency; Credit Suisse; Caisse
              National De Credit Agricole; Banque Paribas;
              CIBC, Inc.; The Bank of Nova Scotia and the
              First National Bank of Boston - incorporated
              by reference from Exhibit 10.1 to the
              Company's Current Report on Form 8-K dated
              December 21, 1993..............................

   +10.12 Amendment Number One to Second Amended and Restated Credit Agreement as of February 18, 1994 among the Company; Wells Fargo Bank, N.A. (in its individual capacity and as agent); Societe Generale, Southwest Agency; Credit Suisse; Caisse National De Credit Agricole; Banque Paribas, CIBC, Inc; the Bank of Nova Scotia and the First National Bank of Boston - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1994...........

   *10.13 Amendment Number Two dated as of December 20, 1994 to the Second Amended and Restated Credit Agreement as of November 19, 1993 among the Company; Wells Fargo Bank, N.A. (in its individual capacity and as agent); Societe Generale, Southwest Agency; Credit Suisse; Caisse National De Credit Agricole; Banque Paribas; CIBC, Inc.; The Bank of Nova Scotia
              and the First National Bank of Boston. ........

   10.14      Agreement Number One dated as of March 18,
              1992 and June 5, 1992 to Agreement dated June 20, 1990 by and between a wholly-owned subsidiary of the Company and the
              International Union of Operating Engineers,
              Local Union No. 9 incorporated by reference
              from Exhibit 10.34 to the Company's Annual
              Report of Form 10-K for the fiscal year ended
              December 31, 1992..............................

   10.15 Agreement dated March 26, 1991 by and between the Company and Cement, Lime and Gypsum Worker's Division, Boilermaker's Union, Local Lodge No. D140 - incorporated by reference from Exhibit 28.2 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June
              30, 1991.......................................

   10.16 Agreement dated May 1, 1993 by and between Kosmos Cement Company and the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and Allied Workers Division Local Lodge No. D595 - incorporated by reference from
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
              30, 1993.......................................

                             79

   10.17 Agreement dated August 16, 1993 by and between the Company and the United Paperworkers International Union - incorporated by reference from Exhibit 10.28 to the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1993........................

   10.18 Agreement dated as of February 19, 1991, between the Registrant and Southcoast Capital Corporation - incorporated by reference from
              Exhibit 28.1 to the Company's Registration
              Statement on Form S-3 dated April 1, 1991......

   10.19      Agreement dated as of December 15, 1993
              between Kosmos Cement Company and
              International Brotherhood of Boilermakers,
              Cement, Lime, Gypsum and Allied Workers
              Division Lodge D-532 - incorporated by
              reference from Exhibit 99.3 to the Company's
              Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1994...........................

   10.20      Agreement dated as of December 15, 1993
              between Kosmos Cement Company and
              International Brotherhood of Boilermakers,
              Cement, Lime, Gypsum and Allied Workers
              Division Lodge D-592 - incorporated by
              reference from Exhibit 99.4 to the Company's
              Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1994...........................

   *10.21     Agreement dated March 1, 1994 by and between
              the Southwestern Portland Cement and the
              International Brotherhood of Boilermakers,
              Cement, Lime, Gypsum and Allied Workers
              Division, Local Lodge No. D357 ................

   *10.22     Agreement dated July 31, 1994 by and between
              the Southwestern Portland Cement Company
              (Odessa Plant) and the United Cement, Lime,
              Gypsum and Allied Workers Division,
              Boilermakers International Union,
              A.F.L.-C.I.O., Local No. D476 .................

   *11        Statement of computation of per share earnings.

   *22        Significant Subsidiaries of Southdown, Inc. as
              of December 31, 1994...........................

   *23        Consent of independent auditors................

* Filed herewith
+ Compensatory plan or management agreement.

  (b)   REPORTS ON FORM 8-K.

         On November 21, 1994 a Current Report on Form 8-K was filed relating to the Company's decision to exit the environmental services business.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                                 SOUTHDOWN, INC.
                                   (Registrant)

                                 By            CLARENCE C. COMER
                                               Clarence C. Comer
                                     President and Chief Executive Officer
Date: March 3, 1995

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES
INDICATED.


       SIGNATURES            POSITIONS                    DATE


    CLARENCE C. COMER       President, Chief Executive Officer     March 3, 1995
    Clarence C. Comer       and Director (Principal Executive
                            Officer)

     JAMES L. PERSKY        Executive Vice President - Finance     March 3, 1995
     James L. Persky        and Administration (Principal
                            Financial Officer)

     ALLAN KORSAKOV         Corporate Controller (Principal        March 3, 1995
     Allan Korsakov         Accounting Officer)

   FENTRESS BRACEWELL       Director                           February 24, 1995
   Fentress Bracewell

      W. J. CONWAY          Director                               March 3, 1995
      W. J. Conway

  KILLIAN L. HUGER JR.      Director                               March 3, 1995
  Killian L. Huger Jr.

G. WALTER LOEWENBAUM, II    Director                               March 3, 1995
G. Walter Loewenbaum, II

  EDGAR J. MARSTON III      Director                               March 3, 1995
  Edgar J. Marston III

   MICHAEL A. NICOLAIS      Director                               March 3, 1995
   Michael A. Nicolais

      FRANK J. RYAN         Director                               March 3, 1995
      Frank J. Ryan

    ROBERT J. SLATER        Director                               March 3, 1995
    Robert J. Slater
                                  81

     RONALD N. TUTOR        Director                               March 3, 1995
     Ronald N. Tutor

   V. H. VAN HORN III       Director                           February 27, 1995
   V. H. Van Horn III

   STEVEN B. WOLITZER       Director                               March 3, 1995
   Steven B. Wolitzer
                                       82

                                S - 1
              SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      OTHER REQUIRED SCHEDULES



The other required schedule for the years ended December 31, 1994, 1993 and 1992 is as follows:
                                                                  SCHEDULE VIII

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                    ADDITIONS
                                                                             ----------------------
                                                               BALANCE AT                  CHARGED       DEDUCTIONS         BALANCE
                                                                BEGINNING    CHARGED TO    TO OTHER         FROM            AT END
                                                                OF PERIOD    TO EXPENSE    ACCOUNTS       RESERVES         OF PERIOD
Year ended December 31, 1992:
      Allowance for doubtful receivables .................       $ 6,983       $2,580       $35<F1>         $3,376<F2>       $ 6,222
                                                                 =======       ======       ====            ======           =======
      Pre-acquisition contingencies and other ............       $16,946       $3,600<F3>   $602<F1>        $6,515<F4>       $14,633
                                                                 =======       ======       ====            ======           =======

Year ended December 31, 1993:
      Allowance for doubtful receivables .................       $ 6,222       $4,337       $ --            $3,536<F2>       $ 7,023
                                                                 =======       ======       ====            ======           =======
      Pre-acquisition contingencies and other ............       $14,633       $3,000<F3>   $ --            $9,496<F4>       $ 8,137
                                                                 =======       ======       ====            ======           =======

Year ended December 31, 1994:
      Allowance for doubtful receivables .................       $ 7,023       $4,816       $ --            $4,619<F2>       $ 7,220
                                                                 =======       ======       ====            ======           =======
      Pre-acquisition contingencies and other ............       $ 8,137       $4,806<F3>   $ --            $4,956<F4>       $ 7,987
                                                                 =======       ======       ====            ======           =======

<F1> Related to the acquisition of the hazardous waste processing facilities.

<F2> Amounts written off.

<F3> Includes a charge related to remediation of an inactive CKD disposal site in the amount of $2.0 million, $3.0 million and $3.6 million in 1994, 1993 and 1992, respectively.

<F4> Discharge of pre-acquisition contingencies and other.

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                      S-1