Form 10-Q
period 1995-03-31
SOUTHDOWN INC
filed 1995-05-10
CIK 313058

- ---------------------------------------------------------------------
- ---------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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


Indicate  by  check  mark  whether  the  registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No


At April 28, 1995 there were 17.3 million common shares outstanding.


- ------------------------------------------------------------------
- ------------------------------------------------------------------



                   SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                     INDEX




                                                                    Page
                                                                     No.
Part I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

     Consolidated Balance Sheet
                March 31, 1995 and December 31, 1994                 1

     Statement of Consolidated Earnings
                Three months ended March 31, 1995 and 1994           2

     Statement of Consolidated Cash Flows
                Three months ended March 31, 1995 and 1994           3

     Statement of Consolidated Revenues and
                Operating Earnings by Business Segment

                 Three months ended March 31, 1995 and 1994          4

     Statement of Shareholders' Equity
                Three months ended March 31, 1995                    4

     Notes to Consolidated Financial Statements                       5

     Independent Accountants' Review Report                           8

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  9


Part II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                    15

Item 6.         Exhibits and Reports on Form 8-K                     17





                       PART I.      FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Southdown, Inc. and Subsidiary Companies

                           Consolidated Balance Sheet

                                  (Unaudited)

                                                              (in millions)
                                                       --------------------------
                                                        March 31,     December 31,
                                                          1995            1994
                                                       ----------     ------------


    ASSETS
    Current assets:
      Cash and cash equivalents                        $       7.2    $         7.4
               Accounts and notes receivable, less allowance
         for doubtful accounts of $8.0 and $7.2               70.5             73.0
      Inventories (Note 3)                                    73.8             54.0
      Deferred income taxes                                   28.8             26.5
      Assets held for sale                                    11.8             13.2
      Prepaid expenses and other                               3.1              3.5
                                                       ----------     ------------

         Total current assets                                195.2            177.6
    Property, plant and equipment, less accumulated
      depreciation, depletion and amortization
      of $313.9 and $306.0                                   559.9            560.2
    Goodwill                                                  77.9             78.6
    Other long-term assets:
      Long-term receivables                                   18.1             15.3
      Other                                                   49.2             49.3
                                                       ----------     ------------
                                                       $     900.3    $       881.0
                                                       ----------     ------------
                                                       ----------     ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term debt             $       1.0    $         0.3
      Accounts payable and accrued liabilities                96.4            103.2
                                                       ----------     ------------
         Total current liabilities                            97.4            103.5
    Long-term debt                                           212.3            185.8
    Deferred income taxes                                    118.9            122.7
    Minority interest in consolidated joint venture           29.3             28.9





    Long-term portion of postretirement benefit
      obligation                                              81.6             82.0
    Other long-term liabilities and deferred credits          20.1             21.0
                                                       ----------     ------------
                                                             559.6            543.9
                                                       ----------     ------------
    Shareholders' equity:
      Preferred stock redeemable at issuer's

         option (Note 4)                                     151.9            152.0
      Common stock, $1.25 par value                           21.6             21.6
      Capital in excess of par value                         126.7            126.6
      Reinvested earnings                                     40.5             36.9
                                                       ----------     ------------
                                                             340.7            337.1
                                                       ----------     ------------
                                                       $     900.3    $       881.0
                                                       ----------     ------------
                                                       ----------     ------------


/TABLE

                    Southdown, Inc. and Subsidiary Companies

                       Statement of Consolidated Earnings

                                  (Unaudited)


                                                             (in millions,
                                                         except per share data)
                                                     ----------------------------
                                                          Three Months Ended
                                                               March 31,
                                                     ----------------------------
                                                        1995              1994
                                                     ----------       -----------

    Revenues                                         $   119.1        $    111.3
                                                     ----------       -----------


    Costs and expenses:
       Operating                                          81.2              80.7
       Depreciation, depletion and amortization            9.9               9.9
       Selling and marketing                               3.6               3.1

       General and administrative                          9.4               9.9
       Other (income) expense, net                        (0.9)              0.8
                                                     ----------       -----------
                                                         103.2             104.4
    Minority interest in earnings of consolidated
       joint venture                                       0.4               -
                                                     ----------       -----------
                                                         103.6             104.4
                                                     ----------       -----------

    Operating earnings                                    15.5               6.9
    Interest, net of amounts capitalized                  (6.6)             (8.7)
                                                     ----------       -----------
    Earnings (loss) from continuing operations
       before income taxes                                 8.9              (1.8)

    Federal and state income tax (expense) benefit        (2.8)              0.5
                                                     ----------       -----------
    Earnings (loss) from continuing operations             6.1              (1.3)
    Loss from discontinued operations, net of





       income taxes (Note 2)                               -                (0.9)
                                                     ----------       -----------
    Net earnings (loss)                              $     6.1             $(2.2)
                                                     ----------       -----------
                                                     ----------       -----------

    Dividends on preferred stock (Note 4)                $(2.4)            $(2.1)
                                                     ----------       -----------
                                                     ----------       -----------


    Earnings (loss) per common share
       (Note 4 and Exhibit 11):
       Earnings (loss) from continuing operations    $     0.21       $     (0.20)
       Loss from discontinued operations, net of
         income taxes                                      -                (0.05)
                                                     ----------       -----------
                                                     $     0.21            $(0.25)
                                                     ----------       -----------
                                                     ----------       -----------


    Average shares outstanding (Exhibit 11)
       Primary                                            17.3              17.1
                                                     ----------       -----------
                                                     ----------       -----------

       Fully diluted                                      17.4              17.1
                                                     ----------       -----------
                                                     ----------       -----------

    /TABLE

                       Southdown, Inc. and Subsidiary Companies

                         Statement of Consolidated Cash Flows

                                     (Unaudited)


                                                                  (in millions)
                                                              --------------------
                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                1995        1994
                                                              -------     --------

    Operating activities:
       Earnings (loss) from continuing operations             $   6.1     $  (1.3)
       Adjustments to reconcile earnings (loss) from
         continuing operations to net cash provided by

         (used in)operating activities:
            Depreciation, depletion and amortization              9.9         9.9
            Deferred income tax expense (benefit)                 1.4        (0.1)
            Amortization of debt issuance costs                   0.6         1.2
            Changes in operating assets and liabilities         (29.4)      (12.6)
       Net cash used in discontinued operations                  (3.2)       (0.2)
                                                              -------     --------

    Net cash used in operating activities                       (14.4)       (3.1)
                                                              -------     --------

    Investing activities:
       Additions to property, plant and equipment                (6.8)       (6.2)
       Acquisitions, net of cash acquired                        (2.0)        -
       Other                                                      0.1        (1.1)

       Net cash used in discontinued operations                  (0.9)       (0.3)
                                                              -------     --------
    Net cash used in investing activities                        (9.6)       (7.6)
                                                              -------     --------

    Financing activities:
       Additions to long-term debt                               27.2         -

       Reductions in long-term debt                              (0.1)      (70.0)
       Dividends                                                 (3.3)       (0.4)





       Proceeds from sale of preferred stock                      -          86.3
       Securities issuance costs                                  -          (4.2)
                                                              -------     --------
    Net cash provided by financing activities                    23.8        11.7
                                                              -------     --------


    Net increase (decrease) in cash and cash equivalents         (0.2)        1.0
    Cash and cash equivalents at beginning of period              7.4         7.4
                                                              -------     --------

    Cash and cash equivalents at end of period                $   7.2     $   8.4
                                                              -------     --------
                                                              -------     --------



Cash  payments  for income taxes totaled $4.3 million and $115,000 in the first quarters  of  1995  and  1994,  respectively.  In order not to incur additional interest  charges,  in  early January 1995 the Company also paid a $7.6 million tax assessment, including interest, proposed by the Internal Revenue Service in
a preliminary audit report issued in late 1994.   Interest paid, net of amounts
capitalized, was $1.9 million and $3.2 million in 1995 and 1994, respectively.





                    Southdown, Inc. and Subsidiary Companies

           Statement Of Consolidated Revenues And Operating Earnings
                              By Business Segment

                                  (Unaudited)


                                                            (in millions)
                                                       -----------------------
                                                          Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          1995          1994
                                                       ---------      --------
Contributions to revenues:
   Cement                                              $   80.1       $  73.4

   Concrete products                                       49.7          49.6
   Intersegment sales                                     (10.7)        (11.7)
                                                       ---------      --------
                                                       $  119.1       $ 111.3
                                                       ---------      --------
                                                       ---------      --------
Contributions to operating earnings (loss) before
   interest expense and income taxes:

     Cement                                            $   21.6       $  16.9
     Concrete products                                      1.2          (0.8)
     Corporate
        General and administrative                         (6.4)         (6.9)
        Depreciation, depletion and amortization           (1.0)         (1.2)
        Miscellaneous income (expense)                      0.1          (1.1)
                                                       ---------      --------

                                                       $   15.5       $   6.9
                                                       ---------      --------
                                                       ---------      --------

/TABLE

                    Southdown, Inc. and Subsidiary Companies
                       Statement Of Shareholders' Equity
                                  (Unaudited)


                                         (in millions)
               -------------------------------------------------------
                                                          Capital
                                                         in excess
                Preferred Stock        Common Stock       of par     Reinvested
               Shares      Amount     Shares   Amount      value      earnings
               ------     -------    -------    -----     ------     ----------

 Balance at
 December 31,
 1994             4.6     $152.0        17.3    $ 21.6    $126.6      $   36.9
 Net earnings     -          -           -         -         -             6.1
 Dividends on
 preferred
 stock
 (Note 4)         -          -           -         -         -            (2.4)
 Other            -         (0.1)        -         -         0.1          (0.1)
                 ------     -------    -------    -----     ------     ----------
 Balance at
 March 31,
 1995             4.6     $151.9        17.3    $ 21.6    $126.7      $    40.5
                 ------     -------    -------    -----     ------     ----------
                 ------     -------    -------    -----     ------     ----------

/TABLE

                   SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


Note 1 - Unaudited Consolidated Financial Statements:

     The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at March 31, 1995 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1994 is derived from the December 31, 1994 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

     In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended March 31, 1995 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year has been reclassified for purposes of comparison.

Note 2 - Discontinued Environmental Services Segment:

     During the fourth quarter of 1994, the Company adopted a formal plan to exit the environmental services business and recorded a $21.6 million charge to earnings to reflect (i) the difference between the book value of the environmental services assets and the estimated proceeds from the disposal of these assets and (ii) the estimated losses to be incurred prior to the sale of assets and other direct costs of exiting the business. During April 1995, the Company sold all the outstanding shares of stock of its remaining hazardous waste processing facilities for a combination of $11.8 million in cash and notes plus certain working capital items. The Company remains contingently liable for certain environmental remediation issues, known and unknown, under the indemnification provisions of the sales agreements.

     As of March 31, 1995, balance sheet amounts associated with the discontinued environmental services operations reflect management s estimates of the amounts expected to be realized on the sale of the Company's environmental services business and the estimated amount of liabilities
r e tained  and  the  operating  losses  expected  to  be  incurred  prior  to
disposition.    The  amounts  the  Company  may  ultimately  realize  and  the liabilities  for  which the Company may ultimately be held responsible related
to   the  disposition  of  the  environmental  services  business  may  differ materially, based on subsequent events or future information, from the amounts assumed in arriving at the loss on disposal of the discontinued operations.





      As a result of the decision to exit the environmental services business, prior periods have been restated to present the results from the Environmental Services segment as discontinued operations. Summary operating results of the discontinued Environmental Services segment and reconciliation to amounts previously reported are as follows:

                                                   (in millions)
                                                 ------------------
                                                 Three Months Ended
                                                   March 31, 1994
                                                 ------------------

               Revenue:
                  Continuing operations                $  111.3
                  Discontinued operations                   8.1
                                                       ---------
                                                       $  119.4
                                                       ---------
                                                       ---------
               Pre-tax operating loss from
                  discontinued operations              $   (1.4)
                                                       ---------
                                                       ---------

Note 3 - Inventories:

                                                  (unaudited, in millions)
                                                   -----------------------
                                                   March 31,   December 31,
                                                      1995        1994
                                                   ---------   -----------
     Finished goods                                $ 24.6      $ 15.1
     Work in progress                                16.1         6.5
     Raw materials                                    4.8         4.6
     Supplies                                        28.3        27.8
                                                   ------      -------
                                                   $ 73.8      $ 54.0
                                                   ------      -------
                                                   ------      -------

     Inventories stated on the LIFO method were $32.5 million of total inventories at March 31, 1995 and $19.2 million of total inventories at December 31, 1994 compared with current costs of $40.8 million and $27.5 million, respectively.

Note 4 - Capital Stock:

     Common Stock

          At March 31, 1995 17,266,000 shares of common stock were issued and outstanding.

     Preferred Stock Redeemable at Issuer's Option

          Series  A  Preferred  Stock  -  The  Company had 1,994,000 shares of
Preferred  Stock,  $0.70  Cumulative  Convertible Series A (Series A Preferred
Stock)  outstanding  at  March  31,  1995 and  December 31, 1994 and 1,999,000





shares  outstanding  at  March  31,  1994.    Dividends  paid  on the Series A
Preferred Stock were approximately $350,000 during each of the three-month periods ended March 31, 1995 and 1994.

          Series B Preferred Stock - The Company had 914,360 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock) outstanding at March 31, 1995, 917,160 shares outstanding at December 31, 1994, and 957,000 shares outstanding at March 31, 1994. Dividends accrued on the Series B Preferred Stock were approximately $860,000 and $900,000, respectively, during the three months ended March 31, 1995 and 1994.

          Series D Preferred Stock - On January 27, 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) all of which were outstanding at March 31, 1995, December 31, 1994, and March 31, 1994. Dividends accrued on the Series D Preferred Stock were approximately $1.2 million and $900,000, respectively, during the three month periods ended March 31, 1995 and 1994.

Note 5 - Contingencies:

          See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

Note 6 - Review by Independent Accountants:

          The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 follows.





                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and
   Board of Directors of
   Southdown, Inc.
   Houston, Texas


          We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of March 31, 1995, and the related consolidated statements of earnings and cash flows for the three months ended March 31, 1995 and 1994 and the statement of shareholders' equity for the three months ended March 31, 1995. These financial statements are the responsibility of the Company's management.

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

          Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP
Houston, Texas
April 26, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations

             Consolidated First Quarter Earnings

               Operating earnings for the first quarter of 1995 were $15.5 million compared with $6.9 million in the prior year quarter. Net earnings for the three months ended March 31, 1995 were $6.1 million, $0.21 per share. The net loss for the prior year quarter was $2.2 million, $0.25 per share, including a loss from the discontinued environmental services operations of $0.9 million, $0.05 per share.

               Consolidated revenues in the first quarter of 1995 increased 7%
over the same period of the prior year primarily because of improved sales prices in both the Cement and Concrete Products segments. First quarter 1995 operating earnings improved $8.6 million over the same quarter of the prior year. The Cement segment benefited from an improvement in sales prices, partially offset by marginally lower sales volumes and higher per unit cost of sales. The Concrete Products segment s continued improvement resulted primarily from higher ready-mixed concrete sales prices also partially offset by lower sales volumes and higher per unit operating costs. Included in the results of the prior year quarter were miscellaneous charges totaling $1.7 million in conjunction with the disposition of certain lawsuits.

               Interest expense for the three months ended March 31, 1995 was $2.1 million lower than the comparable 1994 quarter because of lower debt levels. The decline in debt levels is primarily the result of the issuance of approximately $86 million of preferred stock and the application of the proceeds towards early retirement of $90 million of 12% notes in the first half of 1994.

Segment Operating Earnings

             Cement

               Operating earnings of the Cement segment for the three month period ended March 31, 1995 were $21.6 million compared with $16.9 million in the prior year quarter. Cement sales prices improved an average of $6.16 per ton for the quarter, reflecting price increases implemented at all locations. Even though manufacturing costs per ton were lower in the current year, cost of sales were higher primarily because of increased purchases of imported finished cement to supplement the Company s production capacity. The slight decline in sales volume reflects primarily the adverse impact of the unusually severe rainy weather in California during the first quarter of 1995.

               Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                      Three Months Ended
                                                          March 31,
                                                       ---------------
                                                        1995      1994
                                                       ------   ------
   Tons of cement sold (thousands)                     1,216     1,240
                                                      -------   -------
                                                      -------   -------



   Weighted average per ton data:
     Sales price (net of freight)                     $58.16    $52.00
     Cost of sales (1)                                 44.60     41.84
                                                      -------   -------

   Margin                                             $13.56    $10.16
                                                      -------   -------
                                                      -------   -------
   ______________
  (1)         Includes fixed and variable manufacturing costs,
               cost of purchased cement, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.


     Concrete Products

             The Concrete Products segment s operating earnings for the quarter ended March 31, 1995 were $1.2 million compared with a $0.8 million operating loss reported in the prior year period. Revenues increased marginally over the prior year quarter because improved sales prices more than offset lower sales volumes. Higher prices in both the Florida and southern California ready-mix concrete operations were offset to some extent by an 11% decline in ready-mix concrete sales volumes and, primarily in Florida, higher operating costs. The decrease in segment sales volumes reflects the unusually rainy weather in California during the first quarter of 1995 and, in Florida, a decline in residential construction compared with the prior year period.

             T h e segment s operating results also reflect continuing improvement from the block, resale and fly ash operations in Florida and from aggregate operations in southern California which combined totalled $1.8 million of operating earnings in the 1995 period compared with $900,000 in the 1994 period.

             Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                       1995      1994
                                                    --------    --------
   Yards of ready-mixed concrete
     sold (thousands)                                    791        893
                                                    --------    --------
                                                    --------    --------
   Weighted average per cubic
     yard data:
               Sales price                           $ 50.03    $ 45.18
               Operating costs (1)                     50.58      47.04
                                                    --------    --------

   Margins (2)    $                                  (0.55) $   (1.86)
                                                    ---------   --------
                                                    ---------   --------





   -----------
   (1) I n c ludes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.
   (2) Does not include profits from sale of aggregates, concrete block and other related products.

             The increase in the weighted average sales price per cubic yard for the three months ended March 31, 1995 compared with the 1994 period reflects price increases implemented in the Company's Florida and southern California markets. The increase in weighted average operating costs per cubic yard for the three months ended March 31, 1995 compared with 1994 is primarily attributable to higher raw material, payroll and lease costs of the Florida operations.

     Corporate

             Corporate general and administrative expenses were $6.4 million in the first quarter of 1995 compared with $6.9 million in the prior year quarter. The current quarter included a $0.5 million credit to pension expense. The pension credit represents the extent to which the investment return on pension assets exceeded the computed increase in the projected pension benefit obligation.

             Miscellaneous expense in the first quarter of 1994 included charges totaling $1.7 million in conjunction with the disposition of certain lawsuits.

Liquidity and Capital Resources

          The discussion of liquidity and capital resources included on pages 30 through 38 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 should be read in conjunction with the discussion of liquidity and capital resources contained herein.

          The Company's Revolving Credit Facility totals $200 million and matures in November 1996. The Revolving Credit Facility includes $18.5 million of borrowing capacity that is restricted solely for potential funding of obligations under an agreement between the Company and the U.S. Maritime Administration related to certain shipping operations owned previously by Moore McCormack Resources, Inc. (Moore McCormack), an entity acquired by the Company in 1988. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. Substantially all of the Company's assets are pledged to secure this facility. At March 31, 1995, $49.8 million of borrowings and $51.2 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $80.5 million of unused and unrestricted capacity.

          In the first quarter of 1995, borrowings under the Company's R e volving Credit Facility were utilized to (i) fund working capital requirements, (ii) invest approximately $8.8 million in plant, property and equipment and (iii) pay dividends on preferred stock.





          In the first quarter of 1994, the Company realized approximately $82 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay an $18 million promissory note due in March 1994 and to reduce borrowings under the Company's Revolving Credit Facility, some of which had been utilized in early 1994 to redeem $45 million of the $90 million outstanding principal amount of the Company's 12% Senior Subordinated Notes Due 1997. Other borrowings under the Company s Revolving Credit Facility were utilized to finance the seasonal build-up of inventories and make investments of approximately $6.2 million in property, plant and equipment.

     Changes in Financial Condition

          The change in the financial condition of the Company between December 31, 1994 and March 31, 1995 reflects borrowings under the Company's Revolving Credit Facility to fund working capital requirements, capital expenditures and preferred stock dividends. The increase in inventories reflects the typical seasonal build-up in cement inventories in preparation for the peak selling months in the second and third quarters. Accounts payable and accrued liabilities decreased because of the timing of payments on normal trade and other obligations.

     Known Events, Trends and Uncertainties

               Environmental Matters

               The Company is subject to extensive Federal, state and local air, water and other environmental laws and regulations. These constantly changing laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company s various operating facilities.

               The Federal Water Pollution Control Act, commonly known as the Clean Water Act, provides comprehensive federal regulation of various sources of water pollution. The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. Beginning in mid-1995, the C o m p any must, on a pre-determined phase-in schedule, submit permit applications and pay annual permit fees. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, given the age, condition, design and other features of the Company s cement manufacturing facilities, these more stringent standards may enhance the Company s competitive position.





               The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. The failure to observe the exacting requirements of these laws and regulations may expose the Company to significant liabilities and costs of cleaning up releases into the environment or claims by employees or others alleging exposure to toxic or hazardous substances. Management believes that the Company s current procedures and practices for handling and management of m a terials are generally consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Owners and operators of industrial facilities may be subject to fines or other actions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to hazardous substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

               Although several of the Company s previously and currently owned facilities at several locations are presently the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal, most of these matters are in their preliminary stages and final results may not be determined for years. Based on the information the Company has developed to date, the Company has no reason to believe it will be required to spend significant sums with regard to these locations either individually or in the aggregate. However, until it is determined what, if any, contribution the Company made to these locations and until all environmental studies, investigations, remediation work and negotiations with potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

               Cement kiln dust - Industrial operations have been conducted at some  of  the  Company s cement manufacturing facilities for almost 100 years.
Many  of  the  raw  materials,  products  and  by-products associated with the operation  of  any  industrial facility, including those for the production of cement  or  concrete products, may contain chemical elements or compounds that are  designated  as  hazardous  substances.  One such by-product of the cement manufacturing  process  at  many of the Company s cement plants is cement kiln
dust  (CKD).    Under  the  Bevill  amendment to the Resource Conservation and
Recovery  Act  (RCRA),  CKD  is  exempt  from management as a hazardous waste, except CKD which is produced by kilns burning hazardous waste derived fuel and
which  fails  to  meet  certain  criteria.   On January 31, 1995, the U.S. EPA
issued  its decision on the regulatory status of CKD stating that although the agency found no evidence of risks to human health or the environment, the U.S.
EPA  had  determined further regulation of CKD was necessary.  CKD will not be regulated  as  a  RCRA hazardous waste and the Bevill amendment exemption will remain in effect until the issuance of new CKD management standards.  The U.S.
EPA  will  initiate a rule-making process, which is estimated to take at least





two years, in order to develop specially tailored CKD management standards. This change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

               CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The Company has recorded charges totaling $11.7 million as the estimated remediation cost for one site in Ohio where such leaching has occurred. Approximately $10.5 million of the reserved amount had been expended through March 31, 1995 with most of the balance to be spent during the remainder of 1995.

               On a voluntary basis, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. The Company believes that USX is a responsible party because it owned and operated the larger of the two sites (USX Site) at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances and transported the hazardous substances to the USX Site. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable under CERCLA only because of its current ownership of the USX Site.

             On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the USX Site. Based on the limited information available, the Company has received two preliminary estimates of the potential magnitude of the remediation costs of the USX Site, $8 million and $32 million, depending on the assumptions used. The Company and USX have held settlement discussions with respect to this matter. In this regard, in March 1995, the Company and USX reached an agreement in principle whereby USX would reimburse the Company for half of certain costs already incurred by the Company at the USX Site and the Company and USX would jointly fund the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court has granted a jointly requested stay of litigation until October 6, 1995.

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

               No  substantial investigative work has been undertaken at other
CKD sites in Ohio or elsewhere.  Although data necessary to enable the Company to estimate total remediation costs is not available, the Company acknowledges





that it is at least reasonably possible the ultimate cost to remediate the CKD disposal problem could be significantly more than the amounts reserved.

               Other Contingencies

               Discontinued Moore McCormack Operations - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related primarily to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $400,000 in the first quarter of 1995, $300,000 in first quarter of 1994 and $2.5 million in fiscal 1994. The Company is either a guarantor or directly liable under certain charter hire debt agreements totaling approximately $7 million at March 31, 1995, declining by approximately $4 million per year thereafter through February 1997. Although the estimated liability under these guaranties has been included in the liability for discontinued Moore McCormack operations, enforcement of the guaranty, while not resulting in a charge to earnings, would result in a substantial cash outlay by the Company. However, the Company believes it currently has sufficient borrowing capacity under its Revolving Credit Facility to fund these guaranties, if required, as well as meet its other borrowing needs for the foreseeable future.

               Restructured  Accounts Receivable - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during recent years, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. Four such customers were indebted to the Company at March 31, 1995 in the amount of $16.4 million. In February 1995, one of the four customers filed for protection under Chapter 11 of the United States Bankruptcy Code and the Company is presently evaluating its options for collection of outstanding balances. In early February 1995, the Company loaned another of the four customers $750,000 as part of a comprehensive debt restructuring under which the Company became a secured creditor.

               The Company is presently in discussions with a third customer included in the group to restructure its balance which matures in June 1995. The fourth member of the group is in compliance with the terms of its agreement with the Company.

               In the opinion of management, the Company is adequately r e s e rved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision for doubtful accounts as additional information regarding the collectibility of these and other accounts become available.

               Claims for Indemnification - Prior to the sale of the Company s then  oil  and  gas  subsidiary,  Pelto  Oil Company (Pelto) in 1989 to Energy
Development  Corporation  (EDC),  Pelto  entered  into  certain gas settlement agreements,  including  one  with  Transcontinental  Gas Pipe Line Corporation





(Transco). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with Transco to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In late December 1993, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter. By letter dated September 30, 1994, the MMS s Houston Compliance Division advised the Company that it had determined that a $5.9 million payment made by Transco to Pelto was for a Contract Buy-Down and was royalty bearing. The letter directed the Company to compute and pay royalties on the $5.9 million sum. It also indicated that upon receipt of the Company s payment, late payment charges would be computed and assessed from May 1, 1987. On October 30, 1994, the Company timely filed its notice of appeal of the MMS directive, thereby staying compliance with the letter. On December 30, 1994, the Company filed with the MMS its statement of reasons supporting its appeal.

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

(b)          The  Company  owns  two  inactive CKD disposal sites in Ohio that were  formerly  owned by a division of USX Corporation (USX).  In
             September  1993,  the  Company  filed  a  complaint  against  USX alleging  that with respect to the larger of these two sites (USX
             Site),  USX  is  a  potentially  responsible  party and therefore jointly and severally liable for costs associated with cleanup of the USX Site.  (Southdown, Inc. v. USX Corporation, Case No. C-3-
             93-354,  U.S.  District  Court, Southern District of Ohio Western
             Division).    On  July  13,  1994,  the Magistrate Judge issued a
             Supplemental  Report  and  Recommendation recommending that a USX motion  to  dismiss  be  denied in its entirety, reconfirming his
             previous  recommendation.    On  February  27, 1995, the District
             Judge affirmed the Magistrate Judge s recommendation that the USX motion  to dismiss be denied.  USX and the Company are continuing their settlement discussions.  In this regard, in March 1995, the
             Company  and  USX  reached  an agreement in principle whereby USX would  reimburse  the  Company  for half of certain costs already incurred  by  the Company at the USX Site and the Company and USX
             would  jointly  fund  the initial project of a phased approach to investigating  and  remediating the problems at the USX Site.  On
             March  31, 1995, the court held a preliminary pretrial conference wherein the parties informed the court as to the proposed Phase I





             project and jointly requested a six-month stay of the litigation to complete the project and achieve settlement. The court granted this request, and this litigation has been stayed until October 6, 1995.

(c) In late August 1993, the Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company s then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company s oil and gas subsidiary owned an interest. The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. Murphy estimated the Company s share of this total to be approximately $4 million. On January 24, 1994, the presiding Administrative Law Judge at the Federal Energy Regulatory Commission (FERC) rendered a favorable decision for Murphy, materially reducing the amount it potentially owed to the DOE. This decision also had the effect of precluding the DOE from recovering from Murphy for any alleged overcharges attributable to Pelto s in-kind production. In late July 1994, Murphy notified the Company that it had settled with the DOE by agreeing to pay $10.7 million and that it would contact the Company later concerning the Company s alleged share of this amount. The Company advised Murphy that it does not accept liability for any portion of the settlement amount paid to the DOE other than its pro rata share of attorney s fees, which the Company has paid. On April 12, 1995, Murphy filed a complaint against the Company in the U.S. District Court for the Southern District of Texas, Houston Division (Murphy Exploration & Production Company v. Southdown, Inc. - Case No. H-95-1049) alleging that the Company is liable for the Company s pro rata share of the $10.7 million payment made to the DOE by Murphy in its capacity as operator of the property. Murphy alleges this amount is at least $634,487.

(d) In late 1988, Southern Prestressed, Inc. (SPI), a wholly owned subsidiary of Lohja, Inc., was designated the Buyer in an Agreement for Sale of Properties (Agreement) whereby certain prestressed concrete product plants owned and operated by the Company were acquired. On March 31, 1995, SPI filed suit against the Company (Southern Prestressed, Inc. v. Florida Mining & Materials Concrete Corp. and Southdown, Inc., Case No. C95-2217, Thirteenth Judicial Circuit Court, Hillsborough County, Florida) alleging environmental contamination at certain of the facilities SPI acquired from the Company and seeking compensation under the indemnification provisions of the Agreement.

(e)          In  Jack  Blair,  et al. vs. Ideal Basic Industries, Inc., United
             Cement,  Lime, Gypsum and Allied Workers International Union, and
             Dixie  Cement  Company (Chancery Court of Knox County, Tennessee,





             No. 03A1-CH-00029), the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a subsidiary of Moore McCormack Resources Inc. which was acquired by the Company in
             1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The plaintiffs' claims arise out of a December 1983 transaction in which Dixie purchased a cement plant from Ideal. Among other things, the plaintiffs allege that they were not hired by Dixie because of their ages, that their retirements were not voluntary because they were induced to r e t i re through factual misrepresentations made by Ideal employees, allegedly acting as agents of Dixie, as to their retirement benefits and Dixie's plans to rehire former Ideal employees, and that Dixie induced Ideal to breach its collective bargaining agreement with the Union. Dixie has assumed the defense of Ideal with respect to the claim under Section 301 of the National Labor Relations Act based on the indemnification provision of the agreement pursuant to which the Knoxville plant was acquired. The plaintiffs are seeking compensatory damages (including back pay and benefits), liquidated damages (under the federal age discrimination statute), punitive damages, treble damages (under the same statute prohibiting interference with contracts), interest and attorney's fees.

             In December 1992, the trial court granted summary judgment in favor of Dixie on all claims against Dixie. However, in November 1994, the Tennessee Court of Appeals reversed the summary judgment order, and remanded the case to the trial court. In January 1995, Dixie filed an application for an appeal by permission to the Supreme Court of Tennessee. In early May 1995, the Supreme Court of Tennessee denied Dixie's application and the case will be returned to the Chancery Court of Knox County, Tennessee for trial.





Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

              3.1        Bylaws of the Company amended as of February 14, 1995

             10.1        Southdown, Inc. Directors' Retirement Plan

             11          Statement of Computation of Per Share Earnings.

             27          Financial Data Schedule

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1995.





                                  SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SOUTHDOWN, INC.
                                             -------------------------------
                                                     (Registrant)



Date:  May 10 , 1995                         By:     JAMES L. PERSKY
                                             -------------------------------
                                                     James L. Persky
                                             Executive Vice President-Finance
                                                  and Administration
                                              (Principal Financial Officer)




Date:  May 10 , 1995                         By:     ALLAN KORSAKOV
                                             -------------------------------
                                                     Allan Korsakov
                                                  Corporate Controller
                                             (Principal Accounting Officer)