Form 10-Q
period 1995-06-30
SOUTHDOWN INC
filed 1995-08-10
CIK 313058

-----------------------------------------------------------------
    -----------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

                                         OR

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to ____________


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
                                                     Yes   X       No
                                                         -----        ------

      At July 31, 1995 there were 17.3 million common shares outstanding.

   -----------------------------------------------------------------
   -----------------------------------------------------------------

                   SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                     INDEX





                                                                 Page
                                                                  No.
Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Consolidated Balance Sheet
               June 30, 1995 and December 31, 1994                 1

             Statement of Consolidated Earnings
              Three months and six months ended
                June 30, 1995 and 1994                             2

             Statement of Consolidated Cash Flows
              Six months ended June 30, 1995 and 1994              3

             Statement of Consolidated Revenues and
              Operating Earnings by Business Segment
                Three months and six months ended
                 June 30, 1995 and 1994                            4

             Statement of Shareholders' Equity
              Six months ended June 30, 1995                       4

             Notes to Consolidated Financial Statements            5

             Independent Accountants' Review Report                8

Item 2.       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   9


Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                    16

Item 5.      Other Matters                                        18

Item 6.      Exhibits and Reports on Form 8-K                     18

                         PART I.      FINANCIAL INFORMATION

   Item 1.        Financial Statements

                            SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED BALANCE SHEET

                                           (Unaudited)
                                                                                         (in millions)
                                                                             --------------------------------------
                                                                                 June 30,             December 31,
                                                                                   1995                   1994
                                                                             --------------         ---------------
     ASSETS
     Current assets:
         Cash and cash equivalents                                             $        8.6           $         7.4
         Accounts and notes receivable, less allowance for doubtful
             accounts of $9.0 and $7.2                                                 82.2                    73.0
         Inventories (Note 3)                                                          78.6                    54.0
         Deferred income taxes                                                         11.6                    26.5
         Assets held for sale                                                           -                      13.2
         Prepaid expenses and other                                                     3.0                     3.5
                                                                             --------------         ---------------
             Total current assets                                                     184.0                   177.6
     Property, plant and equipment, less accumulated depreciation,
         depletion and amortization of $320.7 and $306.0                              568.8                   560.2
     Goodwill                                                                          81.2                    78.6
     Other long-term assets:
         Long-term receivables                                                         24.8                    15.3
         Other                                                                         49.0                    49.3
                                                                             --------------         ---------------
                                                                               $      907.8           $       881.0
                                                                             --------------         ---------------
                                                                             --------------         ---------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Current maturities of long-term debt                                  $        1.4           $         0.3
         Accounts payable and accrued liabilities                                      89.4                   103.2
                                                                             --------------         ---------------
             Total current liabilities                                                 90.8                   103.5
     Long-term debt                                                                   227.6                   185.8
     Deferred income taxes                                                            106.8                   122.7
     Minority interest in consolidated joint venture                                   30.6                    28.9
     Long-term portion of postretirement benefit obligation                            81.2                    82.0
     Other long-term liabilities and deferred credits                                  18.7                    21.0
                                                                             --------------         ---------------
                                                                                      555.7                   543.9

                                                                             --------------         ---------------
     Shareholders' equity:
         Preferred stock redeemable at issuer's option (Note 4)                       151.9                   152.0
         Common stock, $1.25 par value                                                 21.6                    21.6
         Capital in excess of par value                                               126.9                   126.6
         Reinvested earnings                                                           51.7                    36.9
                                                                             --------------         ---------------
                                                                                      352.1                   337.1
                                                                             --------------         ---------------
                                                                               $      907.8           $       881.0
                                                                             --------------         ---------------
                                                                             --------------         ---------------

                                                  SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                                     STATEMENT OF CONSOLIDATED EARNINGS

                                                                (Unaudited)
                                                                               (in millions, except per share data)
                                                                  ------------------------------------------------------------
                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                  ----------------------------    ----------------------------
                                                                       1995            1994           1995             1994
                                                                  ------------    ------------    -----------     ------------
    Revenues                                                       $     155.0     $    149.4     $     274.1     $      260.7
                                                                  ------------    ------------    -----------     ------------
    Costs and expenses:
       Operating                                                         105.5          103.4           186.7            184.1
       Depreciation, depletion and amortization                            9.8            9.9            19.7             19.8
       Selling and marketing                                               3.9            3.7             7.5              6.8
       General and administrative                                          9.1           10.5            18.5             20.4
       Other income, net                                                  (1.8)          (4.5)           (2.7)            (3.7)
                                                                  ------------    ------------    -----------     ------------
                                                                         126.5          123.0           229.7            227.4
    Minority interest in earnings of consolidated joint venture            1.3            1.1             1.7              1.1
                                                                  ------------    ------------    -----------     ------------
                                                                         127.8          124.1           231.4            228.5
                                                                  ------------    ------------    -----------     ------------
    Operating earnings                                                    27.2           25.3            42.7             32.2
    Interest, net of amounts capitalized                                  (6.8)          (7.5)          (13.4)           (16.2)
                                                                  ------------    ------------    -----------     ------------
    Earnings from continuing operations                                   20.4           17.8            29.3             16.0
    Federal and state income tax expense                                  (6.8)          (5.7)           (9.6)            (5.2)
                                                                  ------------    ------------    -----------     ------------
    Earnings from continuing operations                                   13.6           12.1            19.7             10.8
    Loss from discontinued operations, net of income
       taxes (Note 2)                                                      -             (1.1)            -               (2.0)
                                                                  ------------    ------------    -----------     ------------

    Net earnings                                                   $      13.6     $     11.0     $      19.7     $        8.8
                                                                  ------------    ------------    -----------     ------------
                                                                  ------------    ------------    -----------     ------------
    Dividends on preferred stock (Note 4)                          $       2.5     $      2.4     $       4.9     $        4.5
                                                                  ------------    ------------    -----------     ------------
                                                                  ------------    ------------    -----------     ------------

    Earnings (loss) per common share (Note 4):
    Primary
       Earnings from continuing operations                         $       0.63    $      0.54    $       0.85    $        0.35
       Loss from discontinued operations,
          net of income taxes                                              -             (0.06)           -               (0.11)
                                                                  ------------    ------------    -----------     ------------
                                                                   $       0.63    $      0.48    $       0.85    $        0.24
                                                                  ------------    ------------    -----------     ------------
                                                                  ------------    ------------    -----------     ------------
    Fully diluted
       Earnings from continuing operations                         $       0.58    $      0.51    $       0.83    $        0.35
       Loss from discontinued operations,
          net of income taxes                                              -             (0.05)           -               (0.11)
                                                                  ------------    ------------    -----------     ------------
                                                                   $       0.58    $      0.46    $       0.83    $        0.24
                                                                  ------------    ------------    -----------     ------------
                                                                  ------------    ------------    -----------     ------------
    Average shares outstanding (Exhibit 11)
       Primary                                                            17.6           17.9            17.5             17.9
                                                                  ------------    ------------    -----------     ------------
                                                                  ------------    ------------    -----------     ------------
       Fully diluted                                                      23.3           23.8            20.9             17.9
                                                                  ------------    ------------    -----------     ------------
                                                                  ------------    ------------    -----------     ------------

                                                  SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                                    STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                (Unaudited)
                                                                                                (in millions)
                                                                                      ----------------------------------
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      ----------------------------------
                                                                                          1995                  1994
                                                                                      ------------          ------------
     Operating activities:
         Earnings from continuing operations                                           $     19.7           $      10.8
         Adjustments to reconcile earnings from continuing
            operations to net cash provided by (used in) operating activities:
                 Depreciation, depletion and amortization                                    19.7                  19.8
                 Deferred income tax expense                                                  5.4                   1.1
                 Amortization of debt issuance costs                                          1.3                   2.1
                 Changes in operating assets and liabilities                                (56.2)                (25.2)
                 Other adjustments                                                            1.8                   1.1
         Net cash used in discontinued operations                                            (1.5)                 (1.2)
                                                                                     ------------          ------------
     Net cash provided by (used in) operating activities                                     (9.8)                  8.5
                                                                                     ------------          ------------

     Investing activities:
         Additions to property, plant and equipment                                         (13.0)                (10.6)
         Acquisitions, net of cash acquired                                                 (12.6)                  -
         Proceeds from asset sales                                                            4.0                   -
         Other                                                                               (0.5)                 (0.9)
         Net cash used in discontinued operations                                            (1.5)                 (3.2)
                                                                                     ------------          ------------
     Net cash used in investing activities                                                  (23.6)                (14.7)
                                                                                     ------------          ------------

     Financing activities:
         Additions to long-term debt                                                         41.4                  39.6
         Reductions in long-term debt                                                        (0.2)               (110.6)
         Dividends                                                                           (6.6)                 (3.3)
         Proceeds from sale of preferred stock                                                -                    86.3
         Securities issuance costs                                                            -                    (4.6)
                                                                                     ------------          ------------
     Net cash provided by financing activities                                               34.6                   7.4

                                                                                     ------------          ------------
     Net increase in cash and cash equivalents                                                1.2                   1.2
     Cash and cash equivalents at beginning of period                                         7.4                   7.4
                                                                                     ------------          ------------
     Cash and cash equivalents at end of period                                       $       8.6           $       8.6
                                                                                     ------------          ------------
                                                                                     ------------          ------------

     Cash payments for income taxes totaled $7.9 million and $300,000 in 1995 and 1994, respectively. In order not to incur additional interest charges, in early January 1995 the Company also paid a $7.6 million tax assessment, including interest, proposed by the Internal Revenue Service in a
 preliminary  audit  report  issued  in  late  1994.    Interest paid, net of
 amounts capitalized, was $12.4 million and $16.7 million in 1995 and 1994, respectively.






                        SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                    STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                                       BY BUSINESS SEGMENT

                                           (Unaudited)
                                                                                       (in millions)
                                                                 --------------------------------------------------------
                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                 --------------------------------------------------------
                                                                    1995           1994            1995          1994
                                                                 -----------    ------------    -----------   -----------
     Contributions to revenues:
         Cement                                                  $   108.8      $   107.5       $    188.9    $    180.9
         Concrete products                                            56.5           53.6            106.2         103.2
         Intersegment sales                                          (10.3)         (11.7)           (21.0)        (23.4)
                                                                 -----------    ------------    -----------   -----------
                                                                 $   155.0      $   149.4       $    274.1    $    260.7
                                                                 -----------    ------------    -----------   -----------
                                                                 -----------    ------------    -----------   -----------
     Contributions to operating earnings (loss) before
         expense and income taxes:
             Cement                                              $    30.2       $   27.6       $     51.8    $     44.5
             Concrete products                                         2.7            3.7              3.9           2.9
             Corporate
                 General and administrative                           (5.9)          (7.6)           (12.3)        (14.5)
                 Depreciation, depletion and amortization             (1.1)          (1.2)            (2.1)         (2.4)
                 Miscellaneous income                                  1.3            2.8              1.4           1.7
                                                                 -----------    ------------    -----------   -----------
                                                                 $    27.2      $    25.3       $     42.7    $     32.2
                                                                 -----------    ------------    -----------   -----------
                                                                 -----------    ------------    -----------   -----------



                                                  SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                                     STATEMENT OF SHAREHOLDERS' EQUITY
                                                                (Unaudited)
                                                                       (in millions)
                                        -----------------------------------------------------------------------------
                                                                                            Capital
                                            Preferred Stock            Common Stock        in excess    Reinvested
                                        ----------------------     --------------------
                                         Shares       Amount        Shares      Amount     par value     earnings
                                        ----------  ----------    ---------    --------   -----------   -------------

      Balance at December 31, 1994          4.6     $    152.0          17.3   $   21.6   $    126.6    $     36.9
      Net earnings                          -              -             -          -            -            19.7
      Dividends on preferred stock
         (Note 4)                           -              -             -          -            -            (4.9)
      Other                                 -             (0.1)          -          -            0.3           -
                                        ----------  ----------    ---------    --------   -----------   -------------
      Balance at June 30, 1995              4.6     $    151.9          17.3   $   21.6   $    126.9    $     51.7
                                        ----------  ----------    ---------    --------   -----------   -------------
                                        ----------  ----------    ---------    --------   -----------   -------------

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


Note 1 - Unaudited Consolidated Financial Statements:

  The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at June 30, 1995 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1994 is derived from the December 31, 1994 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

  In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended June 30, 1995 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year have been reclassified for purposes of comparison.

Note 2 - Discontinued Environmental Services Segment:

  During the fourth quarter of 1994, the Company adopted a formal plan to exit the environmental services business and recorded a $21.6 million charge to earnings to reflect (i) the difference between the book value of the environmental services assets and the estimated proceeds from the disposal of those assets and (ii) the estimated losses to be incurred prior to the sale of the assets and other direct costs of exiting the business. During April 1995, the Company sold all the outstanding shares of stock of its remaining hazardous waste processing facilities for a combination of $11.8 million in cash and notes plus certain working capital items. The Company remains contingently liable for certain environmental remediation issues, known and unknown, under the indemnification provisions of the sales agreements.

   As a result of the decision to exit the environmental services business, prior periods have been restated to present the results from the Environmental Services segment as discontinued operations. Summary operating results of the discontinued Environmental Services segment are as follows:


                                              (unaudited in millions)
                                     --------------------------------------
                                     Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                     ------------------   -----------------
                                             1994               1994
                                           ---------           ---------
     Revenue:
     As previously reported                $  157.6            $ 277.0
     Less amounts attributable to
       discontinued operations                  8.2               16.3
                                           ---------           ---------
     Revenues from continuing operations   $  149.4            $ 260.7
                                           ---------           ---------
                                           ---------           ---------
     Pre-tax operating loss from
      discontinued operations              $   (1.7)           $  (3.1)
                                           ---------           ---------
                                           ---------           ---------

Note 3 - Inventories:

                                            (unaudited in millions)
                                           ----------------------------
                                           June 30,           June 30,
                                             1995               1994
                                           ----------         ---------


     Finished goods                        $   22.7            $   15.1
     Work in progress                          20.9                 6.5
     Raw materials                              5.9                 4.6
     Supplies                                  29.1                27.8
                                           ----------         ---------
                                           $   78.6            $   54.0
                                           ----------         ---------
                                           ----------         ---------

  Inventories stated on the LIFO method were $32.3 million of total inventories at June 30, 1995 and $19.2 million of total inventories at December 31, 1994 compared with current costs of $40.6 million and $27.5 million, respectively.

  For interim reporting purposes, the Company charges cost of goods sold for its cement manufacturing operations on the basis of predetermined standard cost estimates established by management. The Company defers as a charge or credit to inventory any difference between actual manufacturing costs and the standard. At year-end, any variation remaining between the result at standard cost and actual cost is charged or credited to cost of goods sold.

Note 4 - Capital Stock:

  Common Stock

       At June 30, 1995 17,283,000 shares of common stock were issued and outstanding.

  Preferred Stock Redeemable at Issuer's Option

       Series A Preferred Stock - The Company had 1,994,000 shares of Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) outstanding at June 30, 1995, December 31, 1994 and June 30, 1994. Dividends paid on the Series A Preferred Stock were approximately $350,000 and $700,000, respectively, during each of the three and six month periods ended June 30, 1995 and 1994.

       Series B Preferred Stock - The Company had 914,360 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock) outstanding at June 30, 1995, and 917,160 shares outstanding at December 31, 1994 and June 30, 1994. Dividends accrued on the Series B Preferred Stock were approximately $860,000 and $800,000, respectively, during the three months ended June 30, 1995 and 1994. Dividends paid on the Series B Preferred Stock were approximately $1.7 million during each of the six months ended June 30, 1995 and 1994.

       Series D Preferred Stock - On January 27, 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) all of which were outstanding at June 30, 1995, December 31, 1994, and June 30, 1994. Dividends accrued on the Series D Preferred Stock were approximately $1.3 million and $1.2 million, respectively, during the three month periods ended June 30, 1995 and 1994. Dividends accrued on the Series D Preferred Stock were approximately $2.5 million and $2.1 million, respectively, during the six month periods ended June 30, 1995 and 1994.

Note 5 - Contingencies:

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

Note 6 - Review by Independent Accountants:

       The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of June 30, 1995 and for the six-month periods ended June 30, 1995 and 1994 follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and
   Board of Directors of
   Southdown, Inc.
   Houston, Texas


       We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of June 30, 1995, and the related consolidated statements of earnings and cash flows for the six months ended June 30, 1995 and 1994 and the statement of shareholders' equity for the six months ended June 30, 1995. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Houston, Texas
July 25, 1995
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

          Consolidated Second Quarter Earnings

            Net earnings for the second quarter of 1995 were $13.6 million, $0.58 per share fully diluted. Net earnings for the prior year quarter were $11.0 million, $0.46 per share, including a loss from the discontinued environmental services operation of $1.1 million, $0.05 per share.

            Second quarter 1995 operating earnings improved 7.5% or $1.9 million over the same quarter of the prior year. The improvement reflects record quarterly earnings achieved by the Cement segment attributable to an 11% improvement in cement sales prices over the prior year quarter that was partly offset by lower sales volumes and higher unit cost of sales. Operating earnings for the Concrete Products segment declined primarily because the prior year quarter included a $1.1 million gain on the sale of thirty-five surplus ready-mixed concrete mixer trucks in California. Excluding this gain, operating results were approximately flat between the two quarters. Miscellaneous income in the prior year quarter included $2.3 million from a gain contingency that was acquired in the Moore McCormack Resources, Inc. (Moore McCormack) purchase. Interest expense declined reflecting the significantly lower level of borrowing cost resulting from the early retirement of $45 million of 12% notes in April 1994.

          Consolidated Year-to-Date Earnings

            Net earnings for the six months ended June 30, 1995 were $19.7 million, $0.83 per share, fully diluted, compared with $8.8 million, $0.24 per share, in the prior year period, including a loss from the discontinued Environmental Services operation of $2.0 million, $0.11 per share. The year-over-year improvement resulted from a 16% increase in cement earnings, a $1.0 million improvement in the results reported by Concrete Products, a 15% reduction in corporate expenses and a 17% reduction in interest expense. The Cement segment benefited from an 11% improvement in average sales prices, partly offset by a 5% decrease in sales volume and higher unit cost of sales. Excluding the prior year gain on the sale of the surplus ready-mix trucks, operating earnings from the Concrete Products segment were significantly improved, primarily as a result of higher California aggregate earnings.

            Miscellaneous income for the prior year period reflects the previously mentioned $2.3 million gain and a $1.7 million charge in connection with the disposition of certain lawsuits. The reduction of interest expense reflects the early retirement of $90 million of 12% notes during the first six months of 1994.

Segment Operating Earnings

          Cement

            Second Quarter - Operating earnings of the Cement segment for the three month period ended June 30, 1995 were $30.2 million which represented a record quarter and a 9% improvement over the $27.6 million reported in the prior year quarter. Cement sales prices improved an average of $6.10 per ton for the quarter, reflecting price increases in all of the Company's markets, while sales volumes were 7.5% lower than in the previous year's quarter. The segment's unit cost of sales was higher primarily because of: (i) increased purchases of higher cost finished cement to supplement the Company's production capacity and (ii) higher maintenance costs at various cement plants. The segment's operating results for the second quarter of 1995 were also impacted by a $750,000 charge related to a litigation settlement. The decline in sales volume primarily reflects inclement weather in several of the Company's markets and, at theVictorville, California plant, low cement inventory levels as a result of an outage of the plant's main finish mill during the month of April.

            Year-to-Date - Operating earnings for the six months ended June 30, 1995 were $51.8 million compared with $44.5 million in the prior year period. Despite higher unit cost of sales and lower sales volumes, operating earnings improved because of a $6.06 per ton increase in average cement sales prices reflecting price increases implemented in all the Company's market areas since mid-1994. The 5% reduction in sales volume primarily reflects the impact of inclement weather in several market areas, most notably Ohio, Colorado and southern California. Even though manufacturing costs per ton produced during the first six months of 1995 were comparable with the prior year period, unit cost of sales were higher. The increase in unit cost of sales reflects: (i) an 84% increase in outside purchases of higher cost finished cement to supply various cement plants and sales terminals and (ii) higher terminal operating costs in the Company's Florida market area where an additional terminal has been acquired since mid-1994. The segment's operating results for the first half of 1995 were also impacted by charges of $250,000 and $750,000, respectively, in the first and second quarters related to a litigation settlement.

            Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                      Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                      -------------------  -----------------
                                         1995      1994      1995      1994
                                      ---------  --------  --------  -------

   Tons of cement sold (thousands)      1,552    1,678      2,768      2,918
                                      ---------  --------  --------  -------
                                      ---------  --------  --------  -------
   Weighted average per ton data:
     Sales price (net of freight)      $61.71     $55.61   $60.13    $ 54.07
     Cost of sales (1)                  43.38(2)   40.19    43.80(2)   40.86
                                      ---------  --------  --------  -------
     Margin                            $18.33     $15.42   $16.33    $ 13.21
                                      ---------  --------  --------  -------
                                      ---------  --------  --------  -------

     ______________
   (1) Includes fixed and variable manufacturing costs, cost of purchased cement, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.
   (2) Excludes a $750,000 and $1 million charge for the three and six months ended June 30,1995, respectively, related to a litigation settlement.

  Concrete Products

          Second Quarter - The Concrete Products segment s operating earnings for the quarter ended June 30, 1995 declined to $2.7 million compared with $3.7 million in the prior year quarter primarily because the prior year period included a $1.1 million gain from the sale of thirty-five surplus ready-mixed concrete mixer trucks. Excluding this gain, operating results were approximately flat between the two quarters as improved ready-mixed concrete sales prices and improved results from the California aggregate operation were offset by higher raw material and other operating costs of the Florida operation. Although ready-mixed concrete sales volumes in California improved slightly compared with the second quarter of 1994, ready-mixed concrete volumes in Florida declined 9.5% from the prior year quarter as a result of a decline in Florida residential construction and abnormally wet weather during the 1995 period.

          Year-to-Date - Excluding the prior year gain on the sale of surplus trucks, the Concrete Products operating earnings increased $2.1 million to $3.9 million for the six months ended June 30, 1995. Operating results from ready-mixed concrete improved by approximately $700,000 over the prior year period because higher prices in both markets more than offset a 7% decline in ready-mixed concrete sales volumes and, primarily in Florida, higher operating costs. The decrease in sales volumes reflects the abnormally wet weather in California during the first part of 1995 and, in Florida, a decline in residential construction compared with the prior year period, as well as abnormally wet weather in the first six months of 1995.

          The segment's operating results also reflect continuing improvement primarily from the aggregate operations in southern California and to a lesser extent from the block, resale and flyash operations in Florida which combined totalled $4.0 million of operating earnings in the 1995 period compared with $2.6 million in the 1994 period.

          Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      -------------------------------------
                                        1995      1994      1995      1994
                                      -------    -------   -------   ------

     Yards of ready-mixed concrete
           sold (thousands)                889       919    1,680     1,812
                                      -------    -------   -------   ------
                                      -------    -------   -------   ------

     Weighted average per cubic
           yard data:
           Sales price                $  51.10  $  47.76  $ 50.60   $ 46.49
           Operating costs (1)           50.65     46.81    50.62     46.91
                                      -------    -------   -------   ------
           Margin (2)                 $   0.45  $   0.95  $ (0.02)  $ (0.42)
                                      -------    -------   -------   ------
                                      -------    -------   -------   ------
     ______________
     (1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs, but excluding the $1.1 million gain realized on the 1994 sale of trucks.
     (2) Does not include aggregate, concrete block and other related products.


          The increase in the weighted average sales price per cubic yard for the three and six months ended June 30, 1995 compared with the 1994 period reflects price increases implemented in both the Company's Florida and southern California markets. The increase in weighted average operating costs per cubic yard for the three and six months ended June 30, 1995 compared with 1994 is primarily attributable to higher raw material and other operating costs of the Florida operations.

  Corporate

          Second Quarter - Corporate general and administrative expenses were $5.9 million in the second quarter of 1995 compared with $7.6 million in the prior year quarter. The decline in general and administrative expenses resulted primarily from lower personnel related costs, legal fees and office expense.

          Miscellaneous income in the prior year quarter included $2.3 million from realization of a gain contingency stemming from the 1988 acquisition of Moore McCormack.

          Year-to-Date - Corporate general and administrative expenses for the first six months of 1995 were $2.2 million below the prior year period primarily because of lower personnel related costs and legal fees. Miscellaneous income for the prior year period reflects the above mentioned $2.3 million gain and a $1.7 million charge in connection with the disposition of certain lawsuits.

Liquidity and Capital Resources

       The discussion of liquidity and capital resources included on pages 30 through 38 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 should be read in conjunction with the discussion of liquidity and capital resources contained herein.

       The Company's Revolving Credit Facility totals $200 million and matures in November 1996. At June 30, 1995, the Revolving Credit Facility included $18.5 million of borrowing capacity that is restricted solely for potential funding of obligations under an agreement between the Company and the U.S. Maritime Administration (MARAD) related to certain shipping operations owned previously by Moore McCormack. The Company's contingent obligation to MARAD and, thus, the restriction on the Company's borrowing capacity under the Revolving Credit Facility, declines by approximately $2.5 million a year. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. Substantially all of the Company's assets are pledged to secure this facility. At June 30, 1995, $64.0 million of borrowings and $61.4 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $56.1 million of unused and unrestricted capacity.

       In the first six months of 1995, borrowings under the Company's Revolving Credit Facility were utilized to (i) fund working capital requirements, including the build-up of inventories, (ii) invest approximately $13.0 million in plant, property and equipment, (iii) acquire additional ready-mix concrete operations in Florida and in southern California for a total of $12.6 million, and (iv) pay dividends on preferred stock. The Company's planned capital expenditures for 1995 have been revised downward to approximately $40 million, approximately $30 million for the Cement segment and $10 million for the Concrete Products segment, primarily because of delays encountered in the permiting and engineering phases of the announced finish grinding expansion project at the Company's Ohio plant now expected to be completed in 1997.

       Early in 1994, the Company realized approximately $82 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay an $18 million promissory note and to reduce borrowings under the Company's Revolving Credit Facility, some of which had been utilized to redeem the $90 million outstanding principal amount of the Company's 12% Senior Subordinated Notes Due 1997. Other borrowings in 1994 under the Company's Revolving Credit Facility were utilized to finance the seasonal build-up of inventories and make investments of approximately $10.6 million in property, plant and equipment and pay dividends on preferred stock.

  Changes in Financial Condition

       The change in the financial condition of the Company between December 31, 1994 and June 30, 1995 reflects borrowings under the Company's Revolving Credit Facility to fund working capital requirements, capital expenditures and preferred stock dividends. Accounts and notes receivables increased because of the additional sales activity occurring in the summer construction season relative to the winter months and also reflect notes received as partial consideration in connection with the sale of the Company's remaining hazardous waste processing facilities. The increase in inventories reflects both the seasonal build-up in cement inventories in preparation for the peak selling months in the second and third quarters and the less than anticipated cement sales volumes because of inclement weather in several market areas. The decrease in deferred income taxes reflects the realization of temporary differences related to the disposition of the Environmental Services segment and the reduction of net operating loss carry forwards. The decline in assets held for sale reflects the sale of the remaining hazardous waste processing facilities. Accounts payable and accrued liabilities decreased because of the timing of payments on normal trade and other obligations.

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

            Although several of the Company's previously and currently owned facilities at several locations are presently the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal, most of these matters are in their preliminary stages and final results may not be determined for years. Based on information developed to date, the Company has no reason to believe it will be required to spend significant sums with regard to these locations either individually or in the aggregate. However, until it is determined what, if any, contribution the Company made to these locations and until all environmental studies, investigations, remediation work and negotiations with potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

            The Clean Air Act Amendments of 1990 provide comprehensive federal regulation of various sources of air pollution, and establish a new federal operating permit program for virtually all manufacturing operations, including the cement industry. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. The Company, on a pre-determined phase-in schedule, has recently begun the process of submitting the required permit applications and payment of annual permit fees. In addition, the U.S. EPA is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum achievable control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, given the age, condition, design and other features of the Company's cement manufacturing facilities, these more stringent standards may enhance the Company's competitive position.

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

            Cement kiln dust - Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. One by-product of the cement manufacturing process at many of the Company's cement plants is cement kiln dust (CKD). Under the Bevill amendment to the Resource Conservation and Recovery Act, CKD is currently exempt from management as a hazardous waste, except CKD which is produced by kilns burning hazardous waste derived fuel and which fails to meet certain criteria. However, CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The Company has recorded charges totaling $11.7 million as the estimated remediation cost for one CKD disposal site in Ohio where such leaching has occurred. Approximately $11.2 million of the reserved amount had been expended through June 30, 1995 and the construction phase of the interim action is essentially complete. Most of the balance of the reserved amount will be utilized to cover a pump and treatment and monitoring phase, together with a feasibility study to be conducted in late 1996 to evaluate the effectiveness of the remediation project.

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

            On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the USX Site. Based on the limited information available, the Company has received two preliminary estimates of the potential magnitude of the remediation costs of the USX Site, $8 million and $32 million, depending on the assumptions used. The Company and USX have held settlement discussions with respect to this matter. In this regard, in April 1995, the Company and USX executed an agreement whereby USX would reimburse the Company for half of certain costs already incurred by the Company at the USX Site and the Company and USX would jointly fund the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court has granted a jointly requested stay of litigation until October 6, 1995.

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

            No substantial investigative work has been undertaken at other CKD sites in Ohio or elsewhere. Although data necessary to enable the Company to estimate total remediation costs is not available, the Company acknowledges that it is at least reasonably possible the ultimate cost to remediate the CKD disposal problem could be significantly more than the amounts reserved.

            Other Contingencies

            Discontinued Moore McCormack Operations - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related primarily to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $1.2 million in the first six months of 1995, $1.1 million in the first six months of 1994 and $2.5 million in fiscal 1994. The Company is either a guarantor or directly liable under certain charter hire debt agreements totaling approximately $5 million at June 30, 1995, declining through February 1997. Although the estimated liability under these guaranties has been included in the liability for discontinued Moore McCormack operations, enforcement of the guaranty, while not resulting in a charge to earnings, would result in a substantial cash outlay by the Company. However, the Company believes it currently has sufficient borrowing capacity under its Revolving Credit Facility to fund these guaranties, if required, as well as meet its other borrowing needs for the foreseeable future.

            Restructured Accounts Receivable - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during recent years, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. Four such customers were indebted to the Company at June 30, 1995 in the amount of $16.7 million.

            In February 1995, one of the four customers filed for protection under Chapter 11 of the United States Bankruptcy Code and the Company is presently evaluating its options for collection of outstanding balances.
Also in February 1995, a second of these four customers restructured its debt as a result of which the Company became a secured creditor of this customer. Negotiations are currently in progress with the third customer in this group, of which the Company is also a secured creditor, to restructure its debt.
The fourth member of the group is in compliance with the terms of its agreement with the Company.

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

(b) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation (USX). In September 1993, the Company filed a complaint against USX alleging that with respect to the larger of these two sites (USX
            Site), USX is a potentially responsible party and therefore jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. v. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division). On July 13, 1994, the Magistrate Judge issued a Supplemental Report and Recommendation recommending that a USX motion to dismiss be denied in its entirety, reconfirming his previous recommendation. On February 27, 1995, the District Judge affirmed the Magistrate Judge's recommendation that the USX motion to dismiss be denied. USX and the Company are continuing their settlement discussions. In this regard, in April 1995, the Company and USX executed an agreement whereby USX would reimburse the Company for half of certain costs already incurred by the Company at the USX Site and the Company and USX would jointly fund the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court has granted a jointly requested stay of litigation until October 6, 1995.

(c) In late August 1993, the Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company's oil and gas subsidiary owned an interest.
            The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. Murphy estimated the Company's share of this total to be approximately $4 million. On January 24, 1994, the presiding Administrative Law Judge at the Federal Energy Regulatory Commission (FERC) rendered a favorable decision for Murphy, materially reducing the amount it potentially owed to the DOE. This decision also had the effect of precluding the DOE from recovering from Murphy for any alleged overcharges attributable to Pelto's in-kind production. In late July 1994, Murphy notified the Company that it had settled with the DOE by agreeing to pay $10.7 million and that it would contact the Company later concerning the Company's alleged share of this amount. The Company advised Murphy that it does not accept liability for any portion of the settlement amount paid to the DOE other than its pro rata share of attorney's fees, which the Company has paid. On April 12, 1995, Murphy filed a complaint against the Company in the U.S. District Court for the Southern District of Texas, Houston Division (Murphy Exploration & Production Company v. Southdown, Inc. - Case No. H-95-1049) alleging that the Company is liable for the Company's pro rata share of the $10.7 million payment made to the DOE by Murphy in its capacity as operator of the property.
            Murphy alleges this amount is at least $634,487 and also seeks attorney s fees.

(d) In late 1988, Southern Prestressed, Inc. (SPI), a wholly owned subsidiary of Lohja, Inc., was designated the Buyer in an Agreement for Sale of Properties (Agreement) whereby certain prestressed concrete product plants owned and operated by the Company were acquired. On June 30, 1995, SPI filed suit against the Company (Southern Prestressed, Inc. v. Florida Mining & Materials Concrete Corp. and Southdown, Inc., Case No. C95-2217, Thirteenth Judicial Circuit Court, Hillsborough County, Florida) alleging environmental contamination at certain of the facilities SPI acquired from the Company and seeking compensation under the indemnification provisions of the Agreement.

(e) In Jack Blair, et al. vs. Ideal Basic Industries, Inc., United Cement, Lime, Gypsum and Allied Workers International Union, and Dixie Cement Company (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a former subsidiary of Moore McCormack Resources Inc. which was acquired by the Company in
            1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The plaintiffs' claims arise out of a December 1983 transaction in which Dixie purchased a cement plant from Ideal. Among other things, the plaintiffs allege that they were not hired by Dixie because of their ages, that their retirements were not voluntary because they were induced to retire through factual misrepresentations made by Ideal employees, allegedly acting as agents of Dixie, as to their retirement benefits and Dixie's plans to rehire former Ideal employees, and that Dixie induced Ideal to breach its collective bargaining agreement with the Union. Dixie has assumed the defense of Ideal with respect to the claim under Section 301 of the National Labor Relations Act based on the indemnification provision of the agreement pursuant to which the Knoxville plant was acquired. The plaintiffs are seeking compensatory damages (including back pay and benefits), liquidated damages (under the federal age discrimination statute), punitive damages, treble damages (under the same statute prohibiting interference with contracts), interest and attorney's fees.

            In December 1992, the trial court granted summary judgment in favor of Dixie on all claims against Dixie. However, in November 1994, the Tennessee Court of Appeals reversed the summary judgment order, and remanded the case to the trial court. In January 1995, Dixie filed an application for an appeal by permission to the Supreme Court of Tennessee. In early May 1995, the Supreme Court of Tennessee denied Dixie's application and the case will be returned to the Chancery Court of Knox County, Tennessee for trial. No trial date has been set.


Item 5.  Other Information

            Mr. G. Walter Loewenbaum II, after having served as a member of the Company's Board of Directors for 20 years and as Chairman of the Board of Directors from 1987 to 1994, has advised the Company of his resignation from the Board.


Item 6.  Exhibits and Reports on Form 8-K.

(a)         Exhibits

            11   Statement of Computation of Per Share Earnings

            27   Financial Data Schedule

            99.1 Agreement dated March 1, 1995 by and between the Company and
                 Cement, Lime and Gypsum Worker's Division Boilermaker's Union, Local Lodge No. D140

(b)         Reports on Form 8-K

            On June 2, 1995, the Company filed a Current Report on Form 8-K reporting the results of matters submitted to a vote of the Shareholders of the Company at its Annual Meeting on May 18, 1995, namely the re-election of three existing directors to the Company's Board of Directors and the ratification of the appointment of Deloitte & Touche LLP as the independent auditors for the fiscal year ending December 31, 1995. The Company also reported on the resignation of a Director to re-enter the private practice of law.

          No other reports on Form 8-K were filed during the quarter ended
                    June 30, 1995.

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



                                             SOUTHDOWN, INC.
                                          -------------------------------
                                                   (Registrant)


Date:  August  9, 1995                    By:     JAMES L. PERSKY
                                               --------------------------
                                                 James L. Persky
                                             Executive Vice President-
                                              Finance & Administration
                                           (Principal Financial Officer)




Date:  August  9, 1995                    By:     ALLAN KORSAKOV
                                                -------------------------
                                                  Allan Korsakov
                                               Corporate Controller
                                           (Principal Accounting Officer)