Form 10-Q
period 1995-09-30
SOUTHDOWN INC
filed 1995-11-13
CIK 313058

---------------------------------------------------------------------
   ---------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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


   At September 30, 1995 there were 17.3 million common shares outstanding.


   ------------------------------------------------------------------
   ------------------------------------------------------------------



                      SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                     INDEX




                                                                    Page
                                                                     No.
   Part I.      FINANCIAL INFORMATION

   Item 1.      Financial Statements (unaudited)

     Consolidated Balance Sheet
                September 30, 1995 and December 31, 1994             1

     Statement of Consolidated Earnings
                Three months and nine months ended
                 September 30, 1995 and 1994                         2

     Statement of Consolidated Cash Flows
                Nine months ended September 30, 1995 and 1994        3

     Statement of Consolidated Revenues and Operating Earnings
                by Business Segment
                 Three months and nine months ended

                  September 30, 1995 and 1994                        4

     Statement of Shareholders'  Equity
                Nine months ended September 30, 1995                 4

     Notes to Consolidated Financial Statements                       5

     Independent Accountants'  Review Report                           8

   Item 2.      Management' s Discussion and Analysis of
                Financial Condition and Results of Operations        9


   Part II.     OTHER INFORMATION

   Item 1.      Legal Proceedings                                    16

   Item 6.      Exhibits and Reports on Form 8-K                     18

                       PART I.      FINANCIAL INFORMATION

   Item 1.      Financial Statements



                     SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                 CONSOLIDATED BALANCE SHEET

                                        (Unaudited)

                                                                       (in millions)
                                                              -------------------------------
                                                               September 30,    December 31,
                                                                   1995             1994
                                                              --------------    -------------

   ASSETS
   Current assets:
     Cash and cash equivalents                                $         10.5    $         7.4


     Accounts and notes receivable, less allowance for
        doubtful accounts of $9.5 and $7.2                              88.3             73.0
     Inventories (Note 3)                                               71.7             54.0
     Deferred income taxes                                              11.1             26.5
     Assets held for sale                                                -               13.2
     Prepaid expenses and other                                          3.9              3.5
                                                              --------------    -------------
        Total current assets                                           185.5            177.6
   Property, plant and equipment, less accumulated depreciation,
     depletion and amortization of $327.6 and $306.0                   562.6            560.2
   Goodwill                                                             80.5             78.6
   Other long-term assets:
     Long-term receivables                                              23.0             15.3
     Other                                                              48.5             49.3
                                                              --------------    -------------
                                                              $        900.1    $       881.0
                                                              --------------    -------------
                                                              --------------    -------------
   LIABILITIES AND SHAREHOLDERS'  EQUITY
   Current liabilities:

     Current maturities of long-term debt                     $          1.3    $         0.3
     Accounts payable and accrued liabilities                           94.3            103.2
                                                              --------------    -------------
        Total current liabilities                                       95.6            103.5
   Long-term debt (Note 4)                                             199.5            185.8
   Deferred income taxes                                               110.3            122.7
   Minority interest in consolidated joint venture                      31.9             28.9
   Long-term portion of postretirement benefit obligation               80.7             82.0
   Other long-term liabilities and deferred credits                     18.0             21.0
                                                              --------------    -------------
                                                                       536.0            543.9
                                                              --------------    -------------
   Shareholders'  equity:
     Preferred stock redeemable at issuer's option (Note 5)            151.9            152.0
     Common stock, $1.25 par value                                      21.6             21.6
     Capital in excess of par value                                    126.9            126.6
     Reinvested earnings                                                63.7             36.9
                                                              --------------    -------------
                                                                       364.1            337.1
                                                              --------------    -------------
                                                              $        900.1    $       881.0
                                                              --------------    -------------
                                                              --------------    -------------


                     SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                         STATEMENT OF CONSOLIDATED EARNINGS

                                        (Unaudited)


                                                          (in millions, except per share data)
                                                      --------------------------------------------
                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                      -------------------      -------------------
                                                        1995        1994        1995        1994
                                                     ---------   ---------    --------   --------

         Revenues                                    $ 170.4     $ 158.3      $ 444.5    $ 419.0
                                                     ---------   ---------    --------   --------
         Costs and expenses:
           Operating                                   118.0       117.0        304.7      301.1
           Depreciation, depletion and amortization     10.2         9.6         29.9       29.4
           Selling and marketing                         3.8         3.4         11.3       10.2
           General and administrative                    9.3         8.3         27.8       28.7
           Other income, net                            (1.7)        -           (4.4)      (3.7)
                                                    ---------   ---------    --------   --------
                                                       139.6       138.3        369.3      365.7
         Minority interest in earnings of
            consolidated joint venture                   2.6         1.4          4.3        2.5
                                                    ---------   ---------    --------   --------
                                                       142.2       139.7        373.6      368.2
                                                    ---------   ---------    --------   --------

         Operating earnings                             28.2        18.6         70.9       50.8
         Interest, net of amounts capitalized           (6.6)       (6.4)       (20.0)     (22.6)
                                                    ---------   ---------    --------   --------
         Earnings from continuing operations            21.6        12.2         50.9       28.2
         Federal and state income tax expense           (7.1)       (3.6)       (16.7)      (8.8)
                                                    ---------   ---------    --------   --------
         Earnings from continuing operations            14.5         8.6         34.2       19.4

         Loss from discontinued operations,
           net of income taxes (Note 2)                  -          (2.1)         -         (4.1)
                                                    ---------   ---------    --------   --------
         Net earnings                                $  14.5     $   6.5      $  34.2    $  15.3
                                                    ---------   ---------    --------   --------
                                                    ---------   ---------    --------   --------
         Dividends on preferred stock (Note 5)       $  (2.4)    $  (2.5)     $  (7.3)   $  (7.0)
                                                    ---------   ---------    --------   --------
                                                    ---------   ---------    --------   --------

         Earnings (loss) per common share (Note 5):
         Primary
           Earnings from continuing operations       $   0.68    $   0.35     $   1.53   $   0.69
           Loss from discontinued operations,
             net of income taxes                         -          (0.12)        -         (0.23)
                                                    ---------   ---------    ---------   ---------
                                                     $   0.68    $   0.23     $   1.53   $   0.46
                                                    ---------   ---------    ---------   ---------
                                                    ---------   ---------    ---------   ---------

         Fully diluted
           Earnings from continuing operations       $   0.62    $   0.35     $   1.46   $   0.69
           Loss from discontinued operations,
             net of income taxes                         -          (0.12)        -         (0.23)
                                                    ---------   ---------    ---------   ---------
                                                     $   0.62    $   0.23     $   1.46   $   0.46
                                                    ---------   ---------    ---------   ---------
                                                    ---------   ---------    ---------   ---------
         Average shares outstanding (Exhibit 11)

           Primary                                      17.6        17.7         17.5       17.8
                                                    ---------   ---------    --------   --------
                                                    ---------   ---------    --------   --------
           Fully diluted                                23.5        17.7         23.4       17.8
                                                    ---------   ---------    --------   --------
                                                    ---------   ---------    --------   --------

                     SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                      (in millions)
                                                                -------------------------
                                                                    Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                   1995            1994
                                                                ----------      ---------
   Operating activities:
     Earnings from continuing operations                        $    34.2       $    19.4
     Adjustments to reconcile earnings from continuing
        operations to net cash provided by (used in) operating
        activities:
          Depreciation, depletion and amortization                   29.9            29.4
          Deferred income tax expense                                 9.4             1.6
          Amortization of debt issuance costs                         2.0             2.7
          Changes in operating assets and liabilities               (51.0)           (5.0)
          Other adjustments                                           2.7             2.5
     Net cash used in discontinued operations                        (2.5)           (2.9)
                                                                ----------      ---------
   Net cash provided by operating activities                         24.7            47.7
                                                                ----------      ---------

   Investing activities:
     Additions to property, plant and equipment                     (19.3)          (16.1)
     Acquisitions, net of cash acquired                             (12.6)            -
     Proceeds from asset sales                                        8.8             2.0
     Other                                                           (0.5)           (3.8)
     Net cash used in discontinued operations                        (1.5)           (5.0)
                                                                ----------      ---------

   Net cash used in investing activities                            (25.1)          (22.9)
                                                                ----------      ---------
                                                                ----------      ---------

   Financing activities:
     Additions to long-term debt                                     13.4            11.0
     Reductions in long-term debt                                    (0.4)         (110.7)
     Dividends                                                       (8.2)           (4.9)
     Changes in minority interest                                    (1.3)           (1.3)
     Proceeds from sale of preferred stock                            -              86.3
     Securities issuance costs                                        -              (4.3)
                                                                ----------      ---------
   Net cash provided by (used in) financing activities                3.5           (23.9)
                                                                ----------      ---------

   Net increase in cash and cash equivalents                          3.1             0.9
   Cash and cash equivalents at beginning of period                   7.4             7.4
                                                                ----------      ---------

   Cash and cash equivalents at end of period                   $    10.5       $     8.3
                                                                ----------      ---------
                                                                ----------      ---------

     Cash payments for income taxes totaled $9.9 million and $257,000 in 1995 and 1994, respectively. In order not to incur additional interest charges, in early January 1995 the Company also paid a $7.6 million tax assessment, including interest, proposed by the Internal Revenue Service in a preliminary audit report issued in late 1994. Interest paid, net of amounts capitalized, was $13.8 million and $18.1 million in 1995 and 1994, respectively.

                     SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                              BY BUSINESS SEGMENT

                                   (Unaudited)

                                                                      (in millions)
                                                       -------------------------------------------
                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                       --------------------     ------------------
                                                         1995        1994       1995         1994
                                                       ---------   --------    --------   ---------
   Contributions to revenues:
     Cement                                            $124.3      $ 115.7    $ 313.2     $   296.6
     Concrete products                                   56.7         53.6      162.9         156.8
     Intersegment sales                                 (10.6)       (11.0)     (31.6)        (34.4)
                                                      ---------    --------   --------    ---------
                                                       $170.4      $ 158.3    $ 444.5     $   419.0
                                                      ---------    --------   --------    ---------
                                                      ---------    --------   --------    ---------
   Contributions to operating earnings (loss) before
     interest expense and income taxes:
        Cement                                         $ 32.7       $ 21.6    $  84.5     $    66.1
        Concrete products                                 0.7          3.3        4.6           6.2
        Corporate
          General and administrative                     (5.8)        (5.0)     (18.1)        (19.5)
          Depreciation, depletion and amortization       (1.0)        (1.3)      (3.1)         (3.7)
          Miscellaneous income                            1.6          -          3.0           1.7
                                                      ---------    --------   --------    ---------
                                                       $ 28.2      $  18.6    $  70.9     $    50.8
                                                      ---------    --------   --------    ---------
                                                      ---------    --------   --------    ---------


                     SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                         STATEMENT OF SHAREHOLDERS'  EQUITY

                                        (Unaudited)

                                                       (in millions)
                            --------------------------------------------------------------------

                             Preferred Stock       Common Stock        Capital
                            -----------------   ------------------   in excess of   Reinvested
                            Shares    Amount    Shares     Amount     par value      earnings
                            -------   -------   -------   --------  ------------    -----------

   Balance at
     December 31, 1994        4.6     $152.0       17.3   $   21.6     $   126.6      $   36.9
   Net earnings               -          -          -          -             -            34.2
   Dividends on preferred
      stock (Note 5)          -          -          -          -             -            (7.3)
   Other                      -         (0.1)       -          -             0.3          (0.1)
                            -------  --------    -------  ---------     ---------     ---------
   Balance at
     September 30, 1995       4.6     $151.9       17.3   $   21.6     $   126.9      $   63.7
                            -------  --------    -------  ---------     ---------     ---------
                            -------  --------    -------  ---------     ---------     ---------


                   SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)


Note 1 - Unaudited Consolidated Financial Statements:

     The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at September 30, 1995 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1994 is derived from the December 31, 1994 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

     In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended September 30, 1995 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year have been reclassified for purposes of comparison.

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

       As a result of the decision to exit the environmental services business, prior periods have been restated to present the results from the Environmental Services segment as discontinued operations. Summary operating results of the discontinued Environmental Services segment are as follows:


                                               (unaudited in millions)
                                          --------------------------------
                                          Three Months        Nine Months
                                             Ended                Ended
                                          September 30,       September 30,
                                          -------------       -------------
                                              1994                 1994
                                             ------               ------
     Revenue:
       As previously reported              $    167.2          $   444.2
       Less amounts attributable to
          discontinued operations                 8.9               25.2
                                           -----------         ----------
     Revenue from continuing operations    $    158.3          $   419.0
                                           -----------         ----------
                                           -----------         ----------
     Pre-tax operating loss from
       discontinued operations             $     (3.1)         $    (6.2)
                                           -----------         ----------
                                           -----------         ----------


Note 3 - Inventories:


                                                 (unaudited in millions)
                                          --------------------------------
                                          September 30,       December 31,
                                                1995             1994
                                          --------------      ------------
     Finished goods                        $   19.5            $  15.1
     Work in progress                          17.2                6.5
     Raw materials                              5.9                4.6
     Supplies                                  29.1               27.8
                                           ---------           --------
                                           $   71.7            $  54.0
                                           ---------           --------
                                           ---------           --------

     Inventories stated on the LIFO method were $28.8 million of total inventories at September 30, 1995 and $19.2 million of total inventories at December 31, 1994 compared with current costs of $37.1 million and $27.5 million, respectively.

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

Note 4 - Revolving Credit Facility:

     On November 3, 1995, the Company entered into a Restated Revolving Credit Facility with the same banks as in its previous revolving credit facility. The Restated Revolving Credit Facility, at $200 million, remains the same size as the previous revolving credit facility, but (i) extends the maturity to October 30, 2000, (ii) initially reduces borrowing rates and Letter of Credit fees based on leverage ratios and capital expenditure levels, (iii) provides the Company with enhanced flexibility under certain restrictive covenants, (iv) eases certain administrative burdens and (v) allows the Company to redeem or repurchase subordinated debt and capital stock within certain limits.

Note 5 - Capital Stock:

     Common Stock

          At September 30, 1995 17,284,000 shares of common stock were issued and outstanding.

     Preferred Stock Redeemable at Issuer's Option

          Series A Preferred Stock - The Company had 1,994,000 shares of Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) outstanding at September 30, 1995, December 31, 1994 and September 30, 1994. Dividends paid on the Series A Preferred Stock were approximately $350,000 and $1 million, respectively, during each of the three and nine month periods ended September 30, 1995 and 1994.

          Series B Preferred Stock - The Company had 914,360 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock) outstanding at September 30, 1995, and 917,160 shares outstanding at December 31, 1994 and September 30, 1994. Dividends accrued on the Series B Preferred Stock were approximately $860,000 during the three months ended September 30, 1995 and 1994. Dividends accrued on the Series B Preferred Stock were approximately $2.6 million during each of the nine months ended September 30, 1995 and 1994.

          Series D Preferred Stock - On January 27, 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) all of which were outstanding at September 30, 1995, December 31, 1994, and September 30, 1994. Dividends accrued on the Series D Preferred Stock were approximately $1.2 million and $1.3 million, respectively, during the three month periods ended September 30, 1995 and 1994. Dividends accrued on the Series D Preferred Stock were approximately $3.7 million and $3.4 million, respectively, during the nine month periods ended September 30, 1995 and 1994.

Note 6 - Contingencies:

          See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

Note 7 - Review by Independent Accountants:

          The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of September 30, 1995 and for the nine-month periods ended September 30, 1995 and 1994 follows.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and
   Board of Directors of
   Southdown, Inc.
   Houston, Texas


          We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of September 30, 1995, and the related consolidated statements of earnings and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of shareholders' equity for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Houston, Texas
October 25, 1995 (November 3, 1995 as to Note 4)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

             Consolidated Third Quarter Earnings

               Net earnings for the third quarter of 1995 were $14.5 million, $0.62 per share fully diluted. Net earnings for the prior year quarter were $6.5 million, $0.23 per share, including a loss from the discontinued environmental services operation of $2.1 million, $0.12 per share.

               Third quarter 1995 operating earnings improved 52% or $9.6 million over the same quarter of the prior year. The improvement reflects the second consecutive record quarterly earnings achieved by the Cement segment. The increase was attributable to an 8% improvement in cement sales prices and lower unit costs of sales compared with the prior year quarter. Operating earnings for the Concrete Products segment declined primarily because higher operating costs more than offset a 6% improvement in ready-mixed concrete sales prices.

             Consolidated Year-to-Date Earnings

               Net earnings for the nine months ended September 30, 1995 were $34.2 million, $1.46 per share, fully diluted, compared with $15.3 million, $0.46 per share, in the prior year period, including a loss from the discontinued environmental services operation of $4.1 million, $0.23 per share. The year-over-year improvement resulted from a 28% increase in cement earnings, a 9% reduction in corporate expenses and a 12% reduction in interest expense. The Cement segment benefited from a 10% improvement in average sales prices, partly offset by a 3% decrease in sales volume and higher unit cost of sales. Excluding the prior year gain of $1.4 million on the sale of the surplus used mixer trucks, operating earnings reported by the Concrete Products segment were approximately the same as the prior year period. The reduction of interest expense reflects the early retirement of $90 million of 12% notes during the first nine months of 1994.

Segment Operating Earnings

             Cement

               Third Quarter - Operating earnings of the Cement segment for the three month period ended September 30, 1995 were $32.7 million which represented a record quarter and a 51% improvement over the $21.6 million reported in the prior year quarter. Cement sales prices improved an average of $4.30 per ton for the quarter, reflecting price increases in all of the Company's markets, while sales volumes were approximately the same as the previous year's quarter. The segment's 1995 per unit operating costs were lower than the prior year quarter primarily because the prior year quarter included an unfavorable clinker inventory adjustment at the Fairborn, Ohio plant, expenses to repair kiln damage from an unusual storm at the Victorville, California plant and a kiln outage at the Lyons, Colorado plant.

               Year-to-Date - Operating earnings for the nine months ended September 30, 1995 were $84.5 million compared with $66.1 million in the prior year period. Despite higher unit cost of sales and lower sales volumes, operating earnings improved because of a $5.40 per ton increase in average cement sales prices reflecting increases in all the Company's market areas since mid-1994. The 3% reduction in sales volume primarily reflects the impact of inclement weather in several market areas, most notably Ohio, Colorado and southern California. Even though manufacturing costs per ton during the first nine months of 1995 were 2% lower than the prior year period, unit cost of sales were higher. The increase in unit cost of sales reflects: (i) an 56% increase in outside purchases of higher cost finished cement to supply what had earlier been anticipated to be increased demand at various cement plants and sales terminals and (ii) higher terminal operating costs in the Company's Florida market area where an additional terminal was acquired in late 1994. The segment's operating results for 1995 were also impacted by a second quarter $1 million charge related to a litigation settlement.

               Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:


                                         Three Months Ended        Nine Months Ended
                                            September 30,           September 30,
                                         ------------------        -----------------
                                          1995         1994         1995        1994
                                        --------     --------     --------    --------
     Tons of cement sold (thousands)       1,759       1,769         4,527      4,687
                                        --------     --------     --------    --------
                                        --------     --------     --------    --------

     Weighted average per ton data:
     Sales price (net of freight)       $  61.55     $ 57.25      $  60.70    $ 55.30
     Cost of sales (1)                     41.31       43.31         42.85(2)   41.83
                                        --------     --------     --------    --------

     Margin                             $  20.24     $ 13.94      $  17.85    $ 13.47
                                        --------     --------     --------    --------
                                        --------     --------     --------    --------
     ______________
     (1)   Includes  fixed and variable manufacturing costs, cost
           of  purchased  cement, selling expenses, plant general
           and  administrative  costs,  other  plant overhead and
           miscellaneous costs.
     (2)   Excludes a $1 million charge in the nine months ended
           September 30, 1995 related to a litigation settlement.


     Concrete Products

             Third   Quarter  -  The  Concrete  Products  segment's  operating
earnings for the quarter ended September 30, 1995 declined to $0.7 million compared with $3.3 million in the prior year quarter primarily because higher operating costs more than offset a $2.98 improvement in average ready-mixed
concrete  sales  prices.    Higher  operating costs in Florida were primarily
attributable to higher priced raw materials. The negative impact on sales volumes of a decline in residential construction and continued abnormally heavy rainfall in much of Florida resulted in fixed costs being spread over
fewer  units.    Operating  results  at  the  California ready-mixed concrete operations were adversely impacted by an industry-wide labor strike. As a result, despite the acquisition of an additional California ready-mixed concrete operation, 1995 ready-mixed sales volumes were lower than the prior
year  quarter.    Operating  expenses  at the California ready-mixed concrete
operations   also  increased  over  1994  because  of  higher  than  expected maintenance  costs  and  startup costs resulting from the opening of two non-
union  batch  plants.    Higher expenses resulting from the labor strike also
adversely impacted California aggregate operations during the third quarter of 1995.

             Year-to-Date - Excluding a prior year $1.4 million gain on the sale of surplus used mixer trucks, the Concrete Products operating earnings declined from $4.8 million for the nine months ended September 30, 1994 to $4.6 million for the nine months ended September 30, 1995. Higher ready-mixed concrete sales prices attributable to price increases implemented during the previous twelve months were offset by lower sales volumes of ready-mixed concrete and higher operating costs. The decline in ready-mixed sales volumes reflects strike related problems in California and, in Florida, a decline in residential construction as well as continued abnormally rainy
weather.    Operating  costs  were higher because of: (i) lower volumes which resulted in fixed costs being spread over fewer units; (ii) higher priced raw materials and; (iii) costs associated with a labor strike in California.

             The segment's operating results also includes the aggregate operations in southern California and the block, resale and flyash operations in Florida which combined totalled $4.7 million of operating earnings in the 1995 period compared with $4.1 million in the 1994 period.

             Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                         Three Months Ended        Nine Months Ended
                                            September 30,           September 30,
                                         ------------------        -----------------
                                          1995         1994         1995        1994
                                        --------     --------     --------    --------
     Yards of ready-mixed concrete
         sold (thousands)                   875          883         2,555      2,695
                                        --------     --------     --------    --------
                                        --------     --------     --------    --------

     Weighted average per cubic
         yard data:
           Sales price                  $ 51.91      $ 48.93       $ 51.05    $ 47.29
           Operating costs (1)            51.96        47.27         51.08      47.04
                                        --------     --------     --------    --------


     Margin (2)                         $ (0.05)     $  1.66       $ (0.03)   $  0.25
                                        --------     --------     --------    --------
                                        --------     --------     --------    --------
     ______________
     (1) Includes  variable  and  fixed  plant  costs,  delivery, selling,  general  and  administrative  and  miscellaneous operating  costs,  but  excluding  the  $304,000  and $1.4 million  gain,  respectively, realized on the 1994 sale of surplus used mixer trucks.
     (2) Does  not  include  aggregate,  concrete  block and other related products.



     Corporate

             Third Quarter - Corporate general and administrative expenses were $5.8 million in the third quarter of 1995 compared with $5.0 million in
the  prior  year  quarter.    Despite lower personnel related costs and legal
fees, corporate general and administrative expense increased primarily because the prior year quarter included a $1.9 million credit to pension expense which represented the excess of pension income over pension costs for the first nine months of 1994. In the current quarter, the credit to pension expense for the three months ended September 30, 1995 was $501,000.

             Miscellaneous income in the 1995 quarter included a $1.3 million gain realized on the sale of a surplus limestone mine in West Virginia.

             Year-to-Date - Corporate general and administrative expenses for the first nine months of 1995 were $1.4 million below the prior year period p r imarily because of lower personnel related costs and legal fees. Miscellaneous income for the current year period reflects the above mentioned $1.3 million gain.



Liquidity and Capital Resources

          The discussion of liquidity and capital resources included on pages 30 through 38 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 should be read in conjunction with the discussion of liquidity and capital resources contained herein.

          On November 3, 1995, the Company entered into a Restated Revolving Credit Facility with the same banks as in its previous revolving credit facility. The Restated Revolving Credit Facility, at $200 million, remains the same size as the previous revolving credit facility, but (i) extends the maturity to October 30, 2000, (ii) initially reduces borrowing rates and Letter of Credit fees based on leverage ratios and capital expenditure levels, (iii) provides the Company with enhanced flexibility under certain restrictive covenants, (iv) eases certain administrative burdens and (v) allows the Company to redeem or repurchase subordinated debt and capital stock within certain limits.

          The Restated Revolving Credit Facility, as did the Revolving Credit Facility, includes $17.4 million of borrowing capacity that is restricted solely for potential funding of obligations under an agreement between the Company and the U.S. Maritime Administration (MARAD) related to certain shipping operations owned previously by Moore McCormack Resources, Inc. The Company's contingent obligation to MARAD and, thus, the restriction on the Company's borrowing capacity under the Restated Revolving Credit Facility, declines by approximately $2.5 million a year. The terms of both the Revolving Credit Facility and the Restated Revolving Credit Facility permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. At September 30, 1995, $36.0 million of borrowings and $61.4 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $85.2 million of unused and unrestricted capacity.

          In the first nine months of 1995, internally generated funds from operations and borrowings under the Company's Revolving Credit Facility were utilized to (i) fund working capital requirements, including the build-up of inventories, (ii) invest approximately $19.3 million in plant, property and equipment, (iii) acquire additional ready-mix concrete operations in Florida and in southern California for a total of $12.6 million, and (iv) pay dividends on preferred stock. The Company's planned capital expenditures for 1995 have been revised downward to approximately $32 million, approximately $22 million for the Cement segment and $10 million for the Concrete Products segment, primarily because of delays encountered in the permitting and engineering phases of the announced finish grinding expansion project at the Company's Ohio plant now expected to be completed in 1997.

          Early in 1994, the Company realized approximately $82 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay an $18 million promissory note and to reduce borrowings under the Company's Revolving Credit Facility, some of which had been utilized to redeem the $90 million outstanding principal amount of the Company's 12% Senior Subordinated Notes Due 1997. Other borrowings in 1994 under the Company's Revolving Credit Facility were utilized to finance the seasonal increases in accounts receivables and make investments of approximately $16.1 million in property, plant and equipment and pay dividends on preferred stock.


     Changes in Financial Condition

          The change in the financial condition of the Company between December 31, 1994 and September 30, 1995 reflects borrowings under the Company's Revolving Credit Facility to fund working capital requirements, capital expenditures and preferred stock dividends. Accounts and notes receivable increased because of the additional sales activity occurring in the summer construction season relative to the winter months and also reflect notes received as partial consideration in connection with the sale of the Company's remaining hazardous waste processing facilities. The increase in inventories reflects both the seasonal build-up in cement inventories in preparation for the peak selling months in the second and third quarters and the less than anticipated cement sales volumes because of inclement weather in several market areas. The decrease in deferred income taxes reflects the realization of temporary differences related to the disposition of the Environmental Services segment and the reduction of net operating loss carry forwards. The decline in assets held for sale reflects the sale of the remaining hazardous waste processing facilities. Accounts payable and accrued liabilities decreased because of the timing of payments on normal trade and other obligations.

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

               Cement kiln dust - Many of the raw materials, products and by-
products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. One by-product of the cement manufacturing process at many of the Company's cement plants is cement kiln dust (CKD). Under the Bevill amendment to the Resource Conservation and Recovery Act, CKD is currently exempt from management as a hazardous waste, except CKD which is produced by kilns burning hazardous waste derived fuel and which fails to meet certain criteria. However, CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The Company has recorded charges totaling $11.7 million as the estimated remediation cost for one CKD disposal site in Ohio where such leaching has occurred. Approximately $11.3 million of the reserved amount had been expended through September 30, 1995 and the construction phase of the interim action is essentially complete. Most of the balance of the reserved amount will be utilized to cover a pump and treatment and monitoring phase, together with a feasibility study to be conducted in late 1995 to evaluate the effectiveness of the remediation project.

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

               On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the USX Site. Based on the limited information available, the Company has received two preliminary estimates of the potential magnitude of the remediation costs of the USX Site, $8 million and $32 million, depending on the assumptions used. The Company and USX have held settlement discussions with respect to this matter. In late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX are jointly funding the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court granted a jointly requested stay of litigation until October 6, 1995 and has subsequently extended the previously ordered stay of proceedings until April 3, 1996.

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

               Other Contingencies

               Discontinued Moore McCormack Operations - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related primarily to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $1.6 million in the first nine months of 1995, $1.6 million in the first nine months of 1994 and $2.5 million in fiscal 1994. The Company is either a guarantor or directly liable under certain charter hire debt agreements totaling approximately $4 million at September 30, 1995, declining through February 1997. Although the estimated liability under these guaranties has been included in the liability for discontinued Moore McCormack operations, enforcement of the guaranty, while not resulting in a charge to earnings, would result in a substantial cash outlay by the Company. However, the Company believes it currently has sufficient borrowing capacity under its Restated Revolving Credit Facility to fund these guaranties, if required, as well as meet its other borrowing needs for the foreseeable future.

               Restructured Accounts Receivable - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during recent years, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. Four such customers were indebted to the Company at September 30, 1995 in the amount of $16.5 million.

               In  February  1995,  one  of  the  four  customers  filed  for protection under Chapter 11 of the United States Bankruptcy Code and the Company is presently evaluating its options for collection of outstanding balances. Also in February 1995, a second of these four customers restructured its debt which resulted in the Company becoming a secured creditor. In August 1995, the third customer of this group restructured its debt with the Company resulting in an extension of the maturity date of the note for two years. The fourth customer is in compliance with the terms of its agreement with the Company.

               In  the  opinion  of  management,  the  Company  is adequately
r e s erved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision for doubtful accounts as additional information regarding the collectibility of these and other accounts become available.

               Claims for Indemnification - Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Tennessee Gas Pipeline Company (Tennessee Gas). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with
Tennessee  Gas  to  determine  whether  a  payment  to  Pelto  thereunder  is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. By letter dated October 18, 1995, the MMS's Houston Compliance Division advised EDC that it had determined that a lump sum payment made by Tennessee Gas to Pelto was, for several alleged reasons, royalty bearing. The letter advised EDC of a preliminary determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. An official order to pay such royalties will be issued by the MMS if a response to the preliminary determination is not received by the MMS on or before November 20, 1995. In late October 1995, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter.

               In 1994, the Company timely filed its notice of appeal and its statement of reasons supporting its appeal regarding an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas P i p e Line Corporation (Transco) to Pelto. EDC is also seeking indemnification from the Company on the Transco matter.

               The Company disagrees with both MMS determinations; however, if the determinations as to the two payments to Pelto are ultimately upheld, the Company could have liability for royalties on those sums, plus late payment charges. Such expenditures would result in a charge to discontinued operations.


                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

(a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and U n c ertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.


(b) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation (USX). In September 1993, the Company filed a complaint against USX alleging that with respect to the larger of these two sites (USX Site), USX is a potentially responsible party and therefore jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. v. USX C o rporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division). On July 13, 1994, the Magistrate Judge issued a Supplemental Report and Recommendation recommending that a USX motion to dismiss be denied in its entirety, reconfirming his previous recommendation. On February 27, 1995, the District Judge affirmed the Magistrate Judge's recommendation that the USX motion to dismiss be denied. USX and the Company are continuing their settlement discussions. In late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX are jointly funding the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court granted a jointly requested stay of litigation until October 6, 1995 and has s u b s equently extended the previously ordered stay of proceedings until April 3, 1996.

(c) In late August 1993, the Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company's oil and gas subsidiary owned an interest. The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. Murphy estimated the Company's share of this total to be approximately $4 million. On January 24, 1994, the presiding Administrative Law Judge at the Federal Energy Regulatory Commission (FERC) rendered a favorable decision for Murphy, materially reducing the amount it potentially owed to the DOE. This decision also had the effect of precluding the DOE from recovering from Murphy for any alleged overcharges attributable to Pelto's "in-kind" production. In late July 1994, Murphy notified the Company that it had settled with the DOE by agreeing to pay $10.7 million and that it would contact the Company later concerning the Company's alleged share of this amount. The Company advised Murphy that it does not accept liability for any portion of the settlement amount paid to the DOE other than its pro rata share of attorney's fees, which the Company has paid. On April 12, 1995, Murphy filed a complaint against the Company in the U.S. District Court for the Southern District of Texas, Houston Division (Murphy Exploration & Production Company v. Southdown, Inc. - Case No. H-95-1049) alleging that the Company is liable for the Company's pro rata share of the $10.7 million payment made to the DOE by Murphy in its capacity as operator of the property. Murphy alleges this amount is at least $634,487 and also seeks attorney's fees. Both Murphy and the Company have filed motions for partial summary judgment in this matter.

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

(e) In Jack Blair, et al. vs. Ideal Basic Industries, Inc., United Cement, Lime, Gypsum and Allied Workers International Union, and Dixie Cement Company (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a former subsidiary of Moore McCormack Resources, Inc. which was acquired by the Company in 1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The plaintiffs' claims arise out of a December 1983 transaction in which Dixie purchased a cement plant from Ideal. Among other things, the plaintiffs allege that they were not hired by Dixie because of their ages, that their retirements were not voluntary because they were induced to retire through factual misrepresentations made by Ideal employees, allegedly acting as agents of Dixie, as to their retirement benefits and Dixie's plans to rehire former Ideal employees, and that Dixie induced Ideal to breach its collective bargaining agreement with the Union. Dixie has assumed the defense of Ideal with respect to the claim under Section 301 of the National Labor Relations Act based on the indemnification provision of the agreement pursuant to which the Knoxville plant was acquired. The plaintiffs are seeking compensatory damages (including back pay and benefits), liquidated damages (under the federal age discrimination statute), punitive damages, treble damages ( u n der the same statute prohibiting interference with contracts), interest and attorney's fees.

               In December 1992, the trial court granted summary judgment in favor of Dixie on all claims against Dixie. However, in November 1994, the Tennessee Court of Appeals reversed the summary judgment order, and remanded the case to the trial court. In January 1995, Dixie filed an application for an appeal by permission to the Supreme Court of Tennessee. In early May 1995, the Supreme Court of Tennessee denied Dixie's application and returned the case to the Chancery Court of Knox County, Tennessee for trial.

               On August 25, 1995, after a hearing in the Chancery Court of Knox County, Tennessee, the Chancery Court granted Dixie's motion to reopen discovery as to all issues, including damages issues, ordered Plaintiffs to respond to outstanding discovery requests within thirty days thereafter, and denied the motion of Ideal seeking reconsideration of the Court's July 7, 1992 order setting aside a summary judgment order previously entered in favor of Ideal. The Union has filed a motion to dismiss the Plaintiffs' state law claims against the Union which has been set for hearing on November 13, 1995. Discovery has recommenced and depositions of the Plaintiffs as to the damages issues have been tentatively scheduled for November 13-15, 1995. At the hearing on August 28, 1995, the Court indicated that the case would be tried in the fall of 1996; however, the parties have not received notice of a specific trial date.

Item 6.  Exhibits and Reports on Form 8-K.

(a)            Exhibits

               11   Statement of Computation of Per Share Earnings
               27   Financial Data Schedule

               99.1 Third   Amended  and  Restated  Credit  Agreement  as  of
                    November 3, 1995 among the Company; Wells Fargo Bank, N.A.; Societe Generale, Southwest Agency; Credit Suisse; Caisse National De Credit Agricole; Banque Paribas; CIBC Inc.; The Bank of Nova Scotia; and The First National Bank of Boston.

               99.2 Agreement  dated June 21, 1995 by and between the Company and the International Union of Operating Engineers, Local Union No. 9.

               99.3 Agreement  dated  October  27,  1994  by  and between the
                    Company and Teamster Local No. 420, 495, 692 and 986C.

(b)            Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    SOUTHDOWN, INC.
                                             ------------------------------
                                                       (Registrant)


   Date:  November 10, 1995              By:     JAMES L. PERSKY
                                             ------------------------------
                                                     James L. Persky
                                                 Executive Vice President -
                                                 Finance & Administration
                                              (Principal Financial Officer)




   Date:  November 10, 1995                  By:     ALLAN KORSAKOV
                                             ------------------------------
                                                     Allan Korsakov
                                                  Corporate Controller
                                             (Principal Accounting Officer)