Form 10-K405
period 1995-12-31
SOUTHDOWN INC
filed 1996-02-27
CIK 313058

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                                ----------------------
Common Stock, par value $1.25 per share            New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                    New York Stock Exchange, Inc.
Preferred Stock, $2.875 Cumulative                 New York Stock Exchange, Inc.
              Convertible Series D

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES [X] NO [ ]

           As of January 31, 1996 the number of shares of common stock outstanding was 17.3 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, Inc. was approximately $509.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1995 are incorporated by reference into Part III.

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I                                 ----

Item  1. Business...........................................................   1
             General........................................................   1
             Industry ......................................................   1
             Business Strategy..............................................   1
             Cement Operations..............................................   2
             Concrete Products Operations...................................   8
             Environmental Matters..........................................  10
             Employees......................................................  14
             Segment Information............................................  14

Item  2. Properties.........................................................  15

Item  3. Legal Proceedings..................................................  15

Item  4. Submission of Matters to a Vote of Security Holders................  18

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Security Holder
              Matters.......................................................  19

Item  6. Selected Financial Data............................................  20

Item  7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  21

Item  8. Financial Statements and Supplementary Data........................  39

Item  9. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................  74

                                  PART III

Item 10. Directors and Executive Officers of the Registrant.................  74

Item 11. Executive Compensation.............................................  74

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  74

Item 13. Certain Relationships and Related Transactions.....................  74

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  74

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

            The Company is one of the leading cement and ready-mixed concrete companies in the United States. The Company operates eight manufacturing facilities and seven quarrying sites and utilizes a network of 19 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cements, primarily in the Ohio valley and the southwestern and southeastern regions of the United States. The Company is also vertically integrated in the regional vicinity of its two largest cement plants, with ready-mixed concrete operations serving markets in Florida and southern California.

INDUSTRY

            Demand for cement is highly cyclical and derived from the demand for concrete products which, in turn, is dependent on the demand for construction. According to estimates of the Portland Cement Association (PCA), the industry's leading trade organization, the three construction sectors that are the major components of cement consumption are (i) public works or infrastructure construction, (ii) commercial and industrial construction and (iii) residential construction, which comprised 51%, 25% and 24%, respectively, of U.S. cement consumption for construction in 1994, the most recent period for which such data are available. Construction spending and cement consumption have historically fluctuated widely. The construction sector, and hence demand for cement and concrete, is affected by the general condition of the economy and prevailing interest rates, and can exhibit substantial variations in activity across the country as a result of the differing cycles and structures of regional economies. The impact on the Company of regional construction cycles may be mitigated to some degree by its geographic diversification. Because of the high fixed-cost nature of the business, however, the overall profitability of cement manufacturers, including the Company, is sensitive to minor variations in sales volumes and small shifts in the balance between supply and demand. The Company's business is seasonal to the extent that construction activity tends to diminish during the winter months and other periods of inclement weather.

BUSINESS STRATEGY

            To enhance profitability and return on investment, the Company intends to continue to focus on its core business in the areas of internal growth, improving productivity and enhancing the Company's market position. The Company plans to take advantage of opportunities for internal growth through the modernization and expansion of its existing cement plants. A capital project to upgrade the Company's Ohio cement plant is currently underway and should be completed in 1997. This project is expected to modernize the manufacturing facilities, enhance productivity and efficiency, lower storage and handling costs and add approximately 10% more cement capacity at the plant. In the Company's two largest
                                        1

markets, Florida and southern California, the Company has sought to improve its market position through the recent acquisition of additional cement terminals and ready-mixed concrete operations in Florida and additional ready-mixed concrete operations in southern California. The Company also may evaluate other acquisitions that could improve its competitive position and increase profitability. Further, in an effort to increase the demand for cement and concrete, the Company is taking a leadership role in the industry's development of new promotional programs to increase concrete's market share relative to other building products. In addition, the Company will continue to pursue antidumping actions, if necessary, to prevent unfairly priced foreign cement from adversely impacting the Company's markets.

CEMENT OPERATIONS

      COMPANY OPERATIONS

            Cement is the basic binding agent for concrete, a primary construction material. The Company's cement products are produced primarily from raw materials found at or near the Company's plant locations. Depending upon the process at individual plants, production of one ton of finished product consumes approximately 1.6 tons of raw material. The principal raw material used in the production of portland cement is calcium carbonate found in the form of limestone. The Company's total estimated recoverable reserves of limestone are approximately 820 million tons located on approximately 20,000 acres, most of which are owned by the Company in fee. Other raw materials, used in substantially smaller portions than limestone, include sand, iron ore or other iron bearing materials, clay and gypsum. When not found in adequate amounts in the Company's quarries, these materials are currently available for purchase from outside suppliers at acceptable prices.

            The manufacture of portland cement primarily involves the crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then processed in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to produce finished cement. As fuel is a major component in the cost of producing clinker, most modern cement plants, including seven of the eight plants operated by the Company, incorporate the more fuel efficient "dry process" technology. In preheater/precalciner kilns, the most modern application of this technology, the raw materials are processed through a preheater tower that utilizes hot exhaust gases from the kiln to effect partial calcination of the raw materials before they enter the rotary kiln. At present, kilns utilizing some variation of the dry process manufacturing technology comprise approximately 95% of the Company's clinker capacity. Only the smallest plant, which represents the remaining 5% of the Company's capacity, uses the less fuel efficient "wet process" technology. In contrast, based on 1994 data, the most current information available, the PCA estimates 28% of the cement industry's capacity overall utilized "wet process" technology.

            The Company's cement production facilities are located in California, Florida, Kentucky, Ohio, Tennessee, Texas, Colorado and Pennsylvania. These plants have a combined cement manufacturing capacity of approximately 6.5 million short tons (6.2 million short tons, excluding the joint venture interests of others). All of the facilities are wholly-owned except for the Kentucky and Pennsylvania plants. These two plants are owned by Kosmos Cement Company (Kosmos Cement), a joint venture owned 75% by the Company and 25% by Lone Star Cement, Inc., a subsidiary of Lone Star Industries, Inc. (Lone Star). The Company is the operator of all eight plants, including the two joint venture plants.

                                        2

            The following table sets forth certain information regarding the Company's cement plants at December 31, 1995.

                                                                                 RATED
                                NO.           CLINKER             ANNUAL          KILN          ESTIMATED
                                OF         MANUFACTURING      CLINKER/CEMENT   DEDICATION        LIFE OF
      PLANT LOCATION           KILNS          PROCESS            CAPACITY         DATES     LIMESTONE RESERVES
                                                              (IN 000 TONS)
--------------------------------------------------------------------------------------------------------------------

  Victorville, California        2     Preheater/precalciner   1,550/1,650        1985         100+ years
                                           Long dry kiln                          1965
   Brooksville, Florida          2           Preheater         1,200/1,320     1976, 1982       90+ years
  Kosmosdale, Kentucky(1)        1           Preheater           700/735          1974         100+ years(2)
      Fairborn, Ohio             1           Preheater           610/680          1974          45+ years
   Knoxville, Tennessee          1     Preheater/precalciner     600/650          1979          65+ years
       Odessa, Texas             2           Preheater           550/600          1978         100+ years
                                           Long dry kiln                          1959
      Lyons, Colorado            1     Preheater/precalciner     450/475          1980          25+ years
Pittsburgh, Pennsylvania(1)      1              Wet              360/400          1962          30  years(3)
--------------------------------------------------------------------------------------------------------------------

(1) Owned by Kosmos Cement. The Company operates the joint venture's plants, sales offices and terminals.

(2) Limestone is barged from a quarry located approximately 30 miles from the plant facility. In 1995 the Company acquired additional reserves adjacent to the existing quarry.

(3) During 1995 the Company sold its high-cost underground limestone quarry used previously as the source of limestone and contracted for a long-term supply agreement with an independent third party to provide limestone for this plant.

     As a result of increased uptime and higher demand, the ratio of actual clinker production to rated kiln capacity was 98% in 1995 compared with 93% in 1994 and 94% in 1993. During each of the past three years, the Company has also purchased cement from others for resale. In 1995, 7.5% of the cement sold by the Company was acquired from third parties compared with 5.9% in 1994 and 5.5% in 1993.

     During 1995 the Company shipped approximately 6.1 million tons of cement compared with 6.2 million tons of cement each year in both 1994 and 1993. New construction activity, at least in some regions, began to rebound in 1993 from a two and one-half year slump. During 1994 construction activity continued to recover in most regions of the country, including southern California, which had a small improvement over 1993. The 1994 recovery resulted in spot shortages in several market areas and rising sales prices in most regions. During 1995 higher sales prices and continued strong demand resulted in further improvement in the industry. As a consequence of these improvements, the Company's cement segment sales and earnings followed a pattern of growth during this three year period.

     Although industry capacity has remained relatively stable in recent years, according to the PCA total U.S. clinker capacity at the end of 1994, the most recent data available, had declined by 8.0 million tons or 8% from its peak in 1975. During 1995 several companies, including the Company, announced or began capital projects to enhance the productivity and incrementally expand the capacity of existing cement manufacturing facilities.

                                        3
      COMPETITION

     On the basis of statistics published by the PCA, the Company believes that, as of the end of 1994, the most recent period for which such data is available, it ranked third in total active cement manufacturing capacity among the 47 cement producers in the U.S. as set forth in the following table:


                      U.S. CLINKER (1)
          CAPACITY    PERCENT OF
 RANK    (000 TONS)   U.S. INDUSTRY    COMPANY NAME
 ----     ----------  -------------  -------------------------------------------
   1      11,096       13.4%         Holnam, Inc.
   2       6,484        7.8          Lafarge Corporation
   3       5,784        7.0          Southdown, Inc.
   4       5,460        6.6          CBR-HCI Construction Materials Corporation
   5       5,216        6.3          Ash Grove Cement Company
   6       4,299        5.2          Blue Circle Inc.
   7       4,201        5.1          Essroc Corporation
   8       3,927        4.7          Lone Star Industries, Inc.
   9       3,638        4.4          Medusa Cement Company
  10       3,236        3.9          California Portland Cement Company
        --------       ----
          53,341       64.4          Total Top Ten
          29,613       35.6          Others
        --------       ----
          82,954       100.0%         Total Industry
        ========       =====

Source: Portland Cement Association, adjusted for recent transactions. Clinker capacity for joint venture operations is based on each company's ownership interest.

(1) In general, one ton of clinker will produce approximately 1.05 tons of cement although this conversion varies depending on the type of cement being produced and other factors.

     Because the cost of transporting cement is high relative to the value of the product, cement markets are generally regional. No one cement company has a distribution of plants extensive enough to serve all markets. The majority of the Company's cement sales are made directly to users of portland and masonry cements, generally within a radius of 200 miles of each plant. However, access to water transport, which is generally less expensive than overland shipping, can effectively expand the market area of a particular production facility. The cement industry is extremely competitive as a result of multiple domestic suppliers and, beginning in the 1980s, the importation of foreign cement through

                                        4

various terminal operations. The following table presents information regarding the market area served by each of the Company's plants and Company's estimates of the number of competitors serving the same market area.

   PLANT LOCATION                             PRINCIPAL MARKET AREA SERVED                      NUMBER OF MAJOR COMPETITORS
------------------------------------ -----------------------------------------------------------------------------------------------
Victorville, California                 Southern California, western Arizona and             Six cement producers and four import
                                        southern Nevada                                      facilities

Brooksville, Florida                    Florida                                              Four cement producers and eight
                                                                                             import facilities
Kosmosdale, Kentucky                    Kentucky, West Virginia and portions of              Nine cement producers
                                        Ohio, Indiana and Tennessee

Fairborn, Ohio                          Central and southern Ohio, eastern and               Nine cement producers
                                        southern Indiana and northern and central
                                        Kentucky

Knoxville, Tennessee                    Eastern Tennessee, North Carolina, and               Ten cement producers and an import
                                        portions of Kentucky, Virginia, South                facility
                                        Carolina, Georgia and Alabama

Odessa, Texas                           Eastern New Mexico, Texas Panhandle                  Twelve cement producers and an
                                        and west Texas, western Oklahoma,                    import facility
                                        southeastern Colorado and southwestern
                                        Kansas

Lyons, Colorado                         Northern and central Colorado and                    Four cement producers
                                        southeastern Wyoming

Pittsburgh,                             Western Pennsylvania and portions of                 Four cement producers

Pennsylvania                            West Virginia and Ohio

         Cement is a homogeneous commodity that is manufactured to meet standardized technical specifications and is marketed primarily in bulk quantities without special packaging or labeling. Only bagged cement, a much smaller percentage of cement sales volume, is differentiated by brand name. The Company's bagged cement products are marketed under the "Victor," "Miami," "El Toro," "Mountain," "Broco," "Kosmos," "Dixie" and "Southdown" labels. The Company also manufactures limited amounts of premium priced, specialty cement products.

         Because of the commodity nature of the product, competition among suppliers of cement is based primarily on price, with consistency of quality and service to customers being of lesser significance. Price competition among individual producers and suppliers of cement within a marketing area is intense because of the fungible nature of the product. The overall demand for cement is relatively price inelastic, however, since cement represents only a small portion of total construction costs and cement has few substitutes in many applications.

           Except with respect to certain major construction projects, it is not common in the industry to enter into long-term sales contracts. During the past few years, however, the Company has entered into several large volume sales contracts with other cement manufacturers or distributors. Assuming these contracts represented only incremental sales (i.e., that fixed costs were fully covered by other production), in 1993 they accounted for approximately 25% of the Cement segment's operating earnings, while in 1995 such contracts represented only 10% of the segment's operating earnings.

         The primary end-users of cement in each of the Company's regional markets include numerous small and sometimes one or more large ready-mixed concrete companies. Because of
                                        5

the Company's vertical integration, approximately 37%, 41% and 37%, respectively, of the cement sold by the Company's Florida plant in the years ended December 31, 1995, 1994 and 1993 was sold to the Company's Florida ready-mixed concrete operations. Approximately 14%, 15% and 15%, respectively, of the cement sold by the Company's California plant in the years ended December 31, 1995, 1994 and 1993 was sold to the Company's California ready-mixed concrete operations. Other principal customers are manufacturers of concrete products such as blocks, roof tiles, pipes and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, construction contractors and, in some regions, oil well cementing companies. During the years ended December 31, 1995, 1994 and 1993 approximately 57%, 47% and 52%, respectively, of the Company's Texas plant's cement sales volume consisted of sales to oil well cementing companies. No one customer represents 10% or more of the Company's consolidated revenues.

     The Company's sales efforts are concentrated in its eight sales offices. In addition, the Company utilizes a network of cement terminals which serves to broaden the Company's marketing area. These cement sales offices and cement terminals are located as follows:


       CEMENT SALES OFFICES                         CEMENT TERMINALS
    -------------------------                   ------------------------
    STATE                CITY                   STATE               CITY
    -----                ----                   -----               ----
 California           West Covina            California            La Mirada
  Colorado              Denver                Colorado             Florence
   Florida            Brooksville              Florida             Jacksonville
  Kentucky           Kosmosdale(1)             Florida             Miami (2)
    Ohio               Fairborn                Florida             Palm Beach
Pennsylvania         Pittsburgh(1)             Florida             Pensacola
  Tennessee            Knoxville               Florida             Tallahassee
    Texas               Odessa                 Florida             Tampa
                                               Georgia             Atlanta
                                              Kentucky             Lexington(1)
                                           North Carolina          Castle Hayne
                                           North Carolina          Statesville
                                           North Carolina          Wilmington
                                                Ohio               Cincinnati(1)
                                              Tennessee            Grey Station
                                              Tennessee            Kingsport
                                                Texas              Amarillo
                                            West Virginia          Charleston(1)
                                            West Virginia          Huntington(1)
---------------
(1) Owned by Kosmos Cement. The Company operates the joint venture's plants, sales offices and terminals.

(2)  Acquired in August, 1995.

     IMPORT COMPETITION - Historically, cement imports have increased during peak demand periods to supplement U.S. production. During the 1980s, however, competition from imported cement in most coastal and border areas grew significantly. According to the PCA, U.S. consumption of foreign cement increased from approximately 4% of total U.S. consumption in 1982 to a peak of approximately 20% in 1987. The large volume of low priced imported cement depressed cement prices during a period of strong growth in cement consumption.

     In response to the surge of unfairly priced imports, groups of industry participants, including the Company, filed antidumping petitions (i) in 1989 against imports from Mexico, (ii) in 1990 against imports from Japan and (iii) in 1991 against imports from Venezuela. The International Trade

                                        6

Commission (ITC) and the Department of Commerce (DOC) made affirmative final determinations against both cement and clinker from Mexico and Japan. Antidumping orders were imposed against Mexican cement and clinker and Japanese cement and clinker in 1990 and 1991, respectively. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S., and (ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers.

      As a result of these orders, importers must tender antidumping duty cash deposits to the U.S. Customs Service with each entry of cement or clinker from Mexico or Japan equal to the customs value of the cement times the cash deposit rate applicable to the exporter. For example, the antidumping duty cash deposit rate for Cemex, the principal Mexican exporter, as of February 16, 1996 was 62%. The antidumping orders and suspension agreement were largely responsible for a reversal in the influx of cement imports in the 1990s. Primarily as a consequence of the antidumping duty cash deposits, imports declined to 8% of U.S. consumption in 1992. Onoda, the principal Japanese exporter at the time the antidumping order was entered, has sold virtually no Japanese cement in the Company's regional markets since that time.

         The dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC. In the case of Japan, the dumping margins are subject to appeal to the U.S. Court of International Trade
(CIT) and the U.S. Court of Appeals for the Federal Circuit (CAFC). In the case of Mexico, the dumping margins are subject to appeal either to the CIT and CAFC or to bi- national dispute panels under the North American Free Trade Agreement (NAFTA). The determination of the current cash deposit rate for Onoda is pending on appeal before the CIT. In addition, the underlying injury determinations by the ITC against Mexico and Japan have been appealed by the foreign producers. The ITC determination against Japanese cement and clinker remains in effect pending appeal before the CIT. The ITC's material injury determination against Mexican cement was affirmed by both the CIT and the CAFC. The Mexican government, however, challenged the ITC's injury determination under the General Agreement on Tariffs and Trade (GATT). A dispute resolution panel of GATT recommended in July 1992 that the antidumping order be vacated and that all duties collected under the order be returned. Under GATT rules, the Antidumping Code Committee, of which the U.S. is a member, must unanimously adopt the panel's recommendation before it becomes a binding GATT obligation. The U.S. has refused to endorse the GATT panel ruling.

         Pursuant to the Uruguay Round Agreement, the GATT and the GATT Antidumping Code were superseded on January 1, 1995 by a new GATT, which will be administered by the newly created World Trade Organization (WTO). The antidumping orders outstanding against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force. However, new legislation passed by the U.S. Congress in December 1994 requires the initiation of "sunset" reviews of the antidumping orders against Mexico and Japan and the suspension agreement with Venezuela prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

         NAFTA has thus far had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. Certain appeals which previously would have been brought before the CIT will now be heard by a bi-national panel of Mexican and U.S. citizens under NAFTA. A severe economic crisis in Mexico resulted in devaluations of the Mexican
                                        7

peso in late 1994 and early 1995. Because of the retroactive nature of administrative reviews, however, the impact on the calculation of antidumping duty cash deposit rates resulting from the devaluation of the Mexican peso, if any, will not be realized until some future period. A substantial reduction or elimination of the existing antidumping duties as a result of GATT, NAFTA, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations.

     U.S. imports of foreign cement once again increased in 1993 as U.S. cement consumption began its recovery. The PCA has estimated that imports represented approximately 16% of U.S. consumption in 1995 as compared with approximately 13% in 1994 and 9% in 1993. During this recent period of strong demand, however, the prices of cement imports have risen and, unlike the imports during the 1980s, current imports are primarily playing a supplementary rather than a disruptive role. Recent imports of foreign cement are primarily by domestic producers in response to cement demand in excess of the domestic supply. The Company owns or leases a total of three cement terminals located at seaports and capable of receiving imported cement. To supplement its production capacity, the Company sought to meet excess demand with limited purchases of imported cement in 1993 and 1994 and increased purchases of imported cement in 1995. Purchases of imported cement in 1996, however, are expected to be significantly lower than in 1995 as the Company replaces higher cost, low margin imported cement with its own production.


   RESOURCE RECOVERY

     As fuel is one of the largest variable costs in the manufacture of cement, many members of the cement industry have investigated the use of alternative sources of fuel as a means of mitigating this cost factor. The Company initially tested substituting liquid hazardous waste derived fuel (HWDF) for a portion of the fossil fuel requirements at its Ohio cement plant in 1987. Between mid-1990 and late 1994, the Company acquired a total of seven facilities to process hazardous wastes into liquid and solid HWDF for introduction into the Company's permitted cement kilns and the permitted kilns of other cement manufacturers. The anticipated benefits of this arrangement failed to materialize, however, and late in 1994, the Company determined it would discontinue that business. During April 1995, the Company sold all the outstanding shares of stock of its remaining hazardous waste processing facilities and, the Company ceased burning HWDF as of April 22, 1995. (See also Notes 3 and 18 of Notes to Consolidated Financial Statements.)

     As of December 31, 1995, permit modifications were in hand or in process to allow for the burning of tires or other non-hazardous waste materials at five of the Company's cement plants. The Company may use tires and other non-hazardous industrial waste materials as fuel supplements where permitted to do so and when it is economically attractive to do so.

CONCRETE PRODUCTS

   COMPANY OPERATIONS

     Ready-mixed concrete is a versatile, low-cost building material used in almost all construction applications. Concrete is produced in batch plants by mixing stone, sand, water and admixtures with cement, the basic binding agent, and is transported to the customer's jobsite in mixer trucks. The Company has vertically integrated its operations in the regional vicinity of its two largest cement plants,
                                        8

which are located in Florida and in southern California. The Company believes that vertical integration into ready-mixed concrete and concrete products enhances its overall competitive position in these markets, where most cement producers are vertically integrated. The Company continued to increase its vertical integration in southern California with the May 1995 acquisition of City Concrete Products, Inc.

     The Company, doing business in southern California as Transit Mixed Concrete Company (Transmix) and through its subsidiaries, is a major producer of ready-mixed concrete in that area and is also a supplier of aggregate in southern California. Transmix and the Company's subsidiaries in California sell concrete primarily to commercial and industrial builders, as well as contractors on public construction projects. The Company, doing business as Florida Mining & Materials Concrete Corp. (Florida Mining), is a major producer and supplier of ready-mixed concrete and concrete masonry in Florida. Florida Mining's sales include a high percentage of sales to residential builders. The Company's estimate of its combined annual concrete production capacity is in excess of 5.0 million cubic yards.

     The Company's Concrete Products segment operates a combined total of approximately 600 ready-mixed concrete trucks, approximately 80 batch plants, 13 concrete block plants and, in California, two aggregate quarries, one of which is under a long-term lease. The Company's concrete products operations in California and Florida each purchase most of their cement from the Company's cement plant in California and Florida, respectively. The southern California concrete products operations extract sand and gravel for use in its operations primarily from the two California aggregate quarries. The Company presently purchases sand and gravel for use in its Florida ready-mixed concrete operations under an aggregate supply contract. Alternative supplies of cement and aggregate are readily available from other sources, if necessary.

   COMPETITION

     The demand for concrete products is derived from the demand for construction. The construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable interest rates and overall fluctuations in regional economies, which tend to be cyclical. The burden of relatively high fixed costs results in a disproportionate impact on profits from only minor variations in sales volume. Seasonal factors are not as significant in the market areas served by the Company's concrete products businesses as in some markets, but construction activity tends to diminish during prolonged periods of inclement weather. In 1995 Company sales volumes were 3.4 million cubic yards of ready- mixed concrete and approximately 1.4 million tons of aggregate. In 1994 and 1993 ready-mixed concrete sales volumes totaled approximately 3.5 million cubic yards and 3.3 million cubic yards, respectively, while sales volumes for the Company's southern California aggregate operations were approximately 1.0 million tons and 870,000 tons of aggregates, respectively.

     Competition within each market includes numerous small and several large ready-mixed operators. Competition for sales volume is strong, and is based primarily on price, with consistency of quality and service to customers being of lesser significance. In Florida, Florida Mining's principal competitors include Tarmac Florida, Inc., Rinker Materials Corp. and Florida Rock Industries, Inc. In California, the Company's principal competitors include United Ready-Mixed Concrete Co. Inc., A&A Ready-Mixed Concrete, Inc. and Catalina Pacific Concrete, Inc. and, for aggregate, CalMat Co.

                                        9

ENVIRONMENTAL MATTERS

     Industrial operations have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are designated as hazardous substances. The Company is subject to extensive Federal, state and local air, water and other environmental laws and regulations. These constantly changing laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities and elsewhere. In the past, the Company disposed of various materials, including used refractory brick and other products used in its cement manufacturing and concrete products operations, in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous wastes. Some examples of such materials are the trace metals present in cement kiln dust
(CKD), chromium present in refractory brick formerly widely used to line cement kilns and general purpose solvents.

     The Federal Water Pollution Control Act, commonly known as the Clean Water Act, provides comprehensive federal regulation of various sources of water pollution. The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. As mandated by the Clean Air Act, beginning in late 1995 the Company commenced submitting permit applications and paying annual permit fees for its cement manufacturing plants. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, given the age, condition, design and other features of the Company's cement manufacturing facilities, these more stringent standards may enhance the Company's competitive position compared with its competitors' plants. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal and subsequent owners or operators. Federal and state regulations also hold owners or operators of hazardous waste facilities liable for all costs of closure and post- closure monitoring and maintenance of these facilities upon cessation of operations.

     Management believes that the Company's current procedures and practices for handling and management of materials are generally consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Owners and operators of industrial facilities may be subject to fines or other actions imposed
                                       10

by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to hazardous substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

     Several of the Company's previously and currently owned facilities at several locations have become the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party (PRP) with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal. While some of these Superfund matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. Based on the information the Company has developed to date, the Company has no reason to believe it will be required to spend significant sums with regard to these locations either individually or in the aggregate. However, until it is determined what, if any, contribution the Company made to these locations and, until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

     CEMENT KILN DUST - The regulatory status of CKD is governed by the Bevill amendment, enacted by Congress as part of the Solid Waste Disposal Act Amendments of 1980. Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, was excluded from regulation as hazardous waste under the Resource Conservation and Recovery Act
(RCRA), Subtitle C, pending completion of a study and recommendations to Congress by the U.S. EPA. The U.S. EPA's Report to Congress on CKD was made in December 1993, hearings were held on February 15, 1994 and, on January 31, 1995, the U.S. EPA issued its decision on the regulatory status of CKD. Although the U.S. EPA determined further regulation of CKD was necessary, the agency stated that it found no evidence of risks associated with the use of cement products and that it believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process, which is estimated to take at least until 1997, in order to develop specially tailored CKD management standards. CKD will not be regulated as a RCRA hazardous waste and the Bevill amendment exemption will remain in effect, until the issuance of new CKD management standards. A change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

     For many years, the Company placed CKD in depleted quarries or other locations at its plant sites and elsewhere. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Leaching has led to the classification of at least three CKD disposal sites of other companies as federal Superfund sites. In late July 1991, the Company submitted to the Ohio Environmental Protection Agency for evaluation an initial remediation study indicating the potential extent and nature of a remediation problem at an inactive CKD disposal site in Ohio. Over the period from mid-1991 through the end of 1995, as information became available, the Company has recorded charges aggregating approximately $13.3 million relating to such site. The Company has expended a total of approximately $12 million of the reserved amount on remediation of the site through January 31, 1996 and anticipates completion of the current phase of the project by the second quarter of 1996. This current phase consists primarily of development of a report which will recommend, as a final remedial action for the site, ground water monitoring and leachate collection and treatment activities that will continue for some period into the future. The unexpended portion of the total accrued liability is intended to cover these activities. While the Company has no reason to believe that significant
                                       11

additional sums will be required to complete the remediation of this site, it remains at least reasonably possible that the Company may be required to incur additional costs on the project. Until the regulatory agency renders a final decision, the Company is unable to determine what additional costs, if any, may be incurred on the project.

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

     On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the USX Site. (See also Item 3. "Legal Proceedings" - (b).) The Company and USX have held settlement discussions with respect to this matter and, in late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX are jointly funding the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court granted a jointly requested stay of litigation until October 6, 1995 and has subsequently extended the previously ordered stay of proceedings until April 3, 1996.

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

     No substantial investigative work has been undertaken at the Company's other CKD sites in Ohio. Although data necessary to enable the Company to estimate additional remediation costs are not available, the Company acknowledges that it is at least reasonably possible the ultimate cost to remediate the CKD disposal problem in Ohio could be significantly more than the amounts reserved.

     Several of the Company's other inactive CKD disposal sites around the country are under study to determine if remedial action is required and, if so, the extent of remedial action required. These studies may take some time to complete. Thereafter, remediation plans, if required, will have to be devised and implemented, which could take several additional years.

                                       12

     CONCRETE PRODUCTS - As with the cement operations, certain of the concrete products operations are presently the subject of various local, state and federal environmental proceedings and inquiries. The Company, along with other entities with activities and operations in the San Gabriel basin in the vicinity of Azusa, California, has received notices of potential responsibility and requests for information by the U.S. EPA. The Company presently leases and operates a quarry in the vicinity of Azusa which the Company sold, together with a related landfill, to a subsidiary of Browning-Ferris Industries, Inc. (BFI) in 1987.

     In February 1994, the Company learned that the U.S. EPA made public a Feasibility Study and Proposed Plan for taking interim groundwater remedial actions in the Baldwin Park Operable Unit located in the San Gabriel basin, and indicated its intent to issue (i) a Record of Decision (ROD) regarding the proposed plan and (ii) special notice letters requiring certain of the Baldwin Park PRPs to make a good faith offer to perform the actions described in the Plan and the ROD. In early January 1995, the U.S. EPA issued "pre-special notice" letters to the sixteen companies it viewed as most responsible for paying the costs of clean-up. A number of other parties, including the Company, received "no action" letters from the U.S. EPA in January 1995 advising that, based on the information available, the U.S. EPA did not intend to pursue these other parties for environmental liabilities associated with the operation of the aggregate or ready-mixed concrete operations at the Azusa site. The U.S. EPA has agreed to hold issuance of special notice letters in abeyance while a coalition of PRPs pursues efforts to implement a cost effective response to water quality concerns in the Baldwin Park Operable Unit in conjunction with water purveyors, water producers and local government agencies.

     BFI is contractually obligated to indemnify the Company for any environmental liability arising from the Company's prior ownership of the land comprising its current aggregate and ready-mixed plant and the landfill site. BFI is also contractually obligated to indemnify the Company for any environmental liability arising from the Company's operation of the Azusa landfill prior to the sale of the property and the landfill operations to BFI in 1987. The Company has formally requested that BFI indemnify and defend the Company with respect to these matters.

     On November 17, 1992, Region IV of the U.S. EPA advised the Company of certain alleged violations of the National Pollutant Discharge Elimination System (NPDES) permit issued under the Clean Water Act to a ready-mixed concrete facility operated by the Company in Tallahassee, Florida. (See also Item 3. "Legal Proceedings" - (d), and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters".)

   RECURRING COSTS OF ENVIRONMENTAL COMPLIANCE

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

     Compliance activities include, among others, the following: (i) maintenance of an in-house staff of professional and support personnel for permitting, compliance, monitoring and reporting; (ii) use of outside attorneys and other consultants to assist in defining and interpreting environmental laws and

                                       13

regulations, demonstrating compliance therewith, and defending against enforcement actions related thereto; (iii) proper selection of various raw materials, fuels and other materials utilized in the Company's manufacturing operations in order to ensure compliance with environmental requirements; (iv) operation and maintenance of a wide variety of emissions control equipment as well as development and implementation of procedures to minimize discharges to the environment; (v) operation and maintenance of a variety of means to monitor emissions and comply with stringent recordkeeping and reporting requirements; and (vi) appropriate handling and disposal of any wastes, including hazardous wastes, if any, which may result from the Company's operations.

     In addition to current period expenses, the Company typically spends several million dollars a year on capital projects related to environmental compliance. Approximately $5.4 million, 7% of the budgeted 1996 capital expenditures, is related to compliance with environmental regulations.

     While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, the Company considers this dedication of resources to be an integral part of its business. As a consequence, management does not believe that environmental compliance expenditures place the Company at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the U.S.

EMPLOYEES

     As of December 31, 1995, the Company employed approximately 2,500 persons, including approximately 1,100 in the cement manufacturing operations, 1,300 in the concrete products operations and the remainder in the corporate office. Approximately 36% of the employees are represented by collective bargaining units, primarily the International Brotherhood of Boilermakers for the cement plants and the International Brotherhood of Teamsters at the Company's unionized concrete products operations in California. Collective bargaining agreements are in effect at all the Company's cement plants, except for the non-union facility located in Florida. Collective bargaining agreements are also in effect with all but one of the Teamster local unions at the southern California ready-mixed operations. Members of the International Union of Operating Engineers (Operating Engineers) struck the concrete products industry in California beginning in the third quarter of 1995. The Operating Engineers represented a small number of the Company's unionized concrete products employees in California. The Operating Engineers have filed unfair labor practices complaints with the National Labor Relations Board against the Company and others in the industry and those charges are pending. The Company has replaced the 63 individuals at its ready-mixed concrete and aggregate operations who refused to return to work.

SEGMENT INFORMATION

     Revenues and earnings before interest expense and income taxes contributed by each of the Company's industry segments during the periods indicated as well as identifiable assets, depreciation, depletion and amortization and capital expenditures by segment are presented in Note 4 of Notes to Consolidated Financial Statements, which is incorporated herein by this reference.

                                       14

ITEM 2.              PROPERTIES

     The material appearing under Item 1 herein is incorporated hereunder by reference, pursuant to Rule 12b-23. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company, a Kentucky general partnership, are pledged as security for long-term debt. (See also Note 12 of Notes to Consolidated Financial Statements.)


ITEM 3.              LEGAL PROCEEDINGS

     (a) In early March 1994, the Company and a number of other cement producers and industry associations received requests for information (Civil Investigative Demand or CID) relating to the period from 1991 to April 1994 from the Antitrust Division of the U.S. Department of Justice (DOJ). The Company produced documents and answered certain interrogatories in response to the CID. The Company was advised on November 10, 1995 that the DOJ has terminated its civil investigation of the Company and others in the cement industry.

     (b) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation (USX). In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. (GEC) v. Southdown, Inc., Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from the larger of these two sites (USX Site) and is seeking injunctive relief, unspecified civil penalties and attorney's fees, including expert witness fees (GEC case). In December 1994, GEC agreed to a separate out-of-court settlement which included a cash payment by the Company to GEC and a covenant by the Company not to store, burn or dispose of hazardous wastes at the Ohio cement plant. As a result of the settlement, the GEC case has been stayed until January 3, 1997 pending possible resolution.

     In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and therefore jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. v. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX Case). In late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX are jointly funding the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court granted a jointly requested stay of litigation until October 6, 1995 and has subsequently extended the previously ordered stay of proceedings until April 3, 1996.

     (c) On September 27, 1993, the U.S. EPA issued a Complaint and Compliance Order (Complaint) (United States Environmental Protection Agency, Region 5 v. Southdown, Inc. d/b/a Southwestern Portland Cement - Docket No. VW 27-93) alleging certain violations of the Resource Conservation and Recovery Act (RCRA) related to the burning or processing of hazardous waste in an industrial furnace. The alleged violations included, among others, exceedence of certified feed rates for total hazardous waste at the Company's Ohio cement manufacturing facility, failure to demonstrate
                                       15


that certain CKD generated at the facility is excluded from the definition of hazardous waste and storage at the facility without a permit of CKD alleged to be hazardous by virtue of that failure to demonstrate its exclusion from the definition. The Complaint proposed the assessment of a civil penalty in the amount of $1.1 million and closure of certain storage silos containing the CKD that allegedly was hazardous waste.

     The Company engaged counsel to respond to the U.S. EPA Complaint and, after reviewing the Complaint and the Company's compliance with the relevant regulations, presented what the Company believed to be substantial mitigating factors to the interpretations and allegations contained in the Complaint. Following several months of extensive settlement negotiations with U.S. EPA, a final agreement between the parties was reached in December 1995 which stipulated the payment by the Company of a $117,350 penalty and withdrawal by the U.S. EPA of the proposed requirement for closure of the Company's storage silos. The Company paid the penalty on February 6, 1996. All of the Company's obligations have been met and this matter is now closed.

     (d) On November 17, 1992, Region IV of the U.S. EPA advised the Company of certain alleged violations of the National Pollution Discharge Elimination System (NPDES) permit issued to a ready- mixed concrete facility operated by the Company in Tallahassee, Florida. The letter requested that Company representatives attend a meeting on December 15, 1992 to show cause why an enforcement action should not be commenced on account of the alleged violations. U.S. EPA officials indicated at the meeting that they would evaluate the information provided by the Company and would determine what, if any, enforcement action they believe is warranted. The Company voluntarily terminated operations at the facility in the Spring of 1993 and, in October 1993, the property was sold.

     Although the Company no longer owns the property involved in the alleged violation, on September 13, 1994, the United States Department of Justice, acting on behalf of U.S. EPA, brought an action against the Company in the United States District Court for the Northern District of Florida alleging NPDES Clean Water Act violations and seeking the statutory maximum penalty of $25,000 per day of violation. Discovery in preparation for potential trial is in progress. However, the parties continue to engage in negotiations to settle this matter. The court has rescinded a tentative trial date of March 12, 1996 to allow for discovery and settlement negotiations to proceed. The court has ordered a June 6, 1996 deadline for closure of discovery. The Department of Justice has asserted that it believes a penalty in excess of one million dollars is appropriate. The Company and its counsel believe that a substantially lower aggregate penalty, if any, is appropriate.

     (e) In March 1991, Southdown Environmental Systems, Inc. (SES) received notice that the U.S. EPA had initiated an enforcement action under RCRA against the previous owners of an Avalon, Texas treatment storage and disposal facility, which SES acquired from Browning Ferris Industries, Inc. (BFI) in 1990. In its complaint, the U.S. EPA has alleged that the entity failed to file appropriate reports with the Texas Water Commission in advance of importing foreign waste materials for processing at the facility. The U.S. EPA is seeking a civil penalty of $229,500 based on alleged violations occurring as a result of practices of the predecessor owners which were discontinued in 1989. Pursuant to the purchase agreement between SES and BFI, BFI agreed to indemnify the Company against environmental damages originating prior to SES's acquisition of the processing facilities. The Company has notified BFI that it intends to exercise its indemnification rights with respect to any damages arising from the U.S. EPA action. While BFI acknowledges certain liabilities under the indemnification provisions of the purchase agreement, BFI contends that the predecessor owners also bear liability. The Company and BFI have engaged joint counsel to contest the proposed penalty and
                                       16

pursue indemnities given in favor of BFI by these previous owners. Joint counsel has filed an original answer and request for hearing with the U.S. EPA. In its answer, the Company and BFI have asserted numerous legal and factual defenses, including that the regulations allegedly violated are inapplicable to the given circumstances. In late January, 1996 the Company and BFI submitted a settlement offer to the U.S. EPA but, as of February 16, 1996 no response has been received.

     (f) In late August 1993, the Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company's oil and gas subsidiary owned an interest. The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. Murphy estimated the Company's share of this total to be approximately $4.2 million. On January 24, 1994, the presiding Administrative Law Judge at the Federal Energy Regulatory Commission (FERC) rendered a favorable decision for Murphy, materially reducing the amount it potentially owed to the DOE. This decision also had the effect of precluding the DOE from recovering from Murphy for any alleged overcharges attributable to Pelto's "in-kind" production. In mid-1994, Murphy notified the Company that it had settled with the DOE by agreeing to pay $10.7 million and that it would contact the Company later concerning the Company's alleged share of this amount. The Company advised Murphy that it does not accept liability for any portion of the settlement amount paid to the DOE other than its pro rata share of attorney's fees, which the Company has paid. On April 10, 1995, Murphy filed a complaint against the Company in the U.S. District Court for the Southern District of Texas, Houston Division (Murphy Exploration & Production Company v. Southdown, Inc. - Case No. H-95-1049) alleging that the Company is liable for the Company's pro rata share of the $10.7 million payment made to the DOE by Murphy in its capacity as operator of the property. Murphy alleges this amount is $634,487 plus interest from October 15, 1994 and also seeks attorney's fees. Both Murphy and the Company have filed motions for partial summary judgment in this matter. The trial court has not ruled on those motions as of February 16, 1996. The case is set for trial during September, 1996.

     (g) In late 1988, Southern Prestressed, Inc. (SPI), a wholly owned subsidiary of Lohja, Inc., was designated the Buyer in an Agreement for Sale of Properties (Agreement) whereby certain prestressed concrete product plants owned and operated by the Company were acquired. On June 30, 1995, SPI filed suit against the Company (Southern Prestressed, Inc. v. Florida Mining & Materials Concrete Corp. and Southdown, Inc., Case No. C95-2217, Thirteenth Judicial Circuit Court, Hillsborough County, Florida) alleging environmental contamination at certain of the facilities SPI acquired from the Company and seeking compensation under the indemnification provisions of the Agreement.

     (h) In Jack Blair, et al. vs. Ideal Basic Industries, Inc., United Cement, Lime, Gypsum and Allied Workers International Union, and Dixie Cement Company (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a subsidiary of Moore McCormack Resources Inc. which was acquired by the Company in 1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The plaintiff's claims arise out of a December 1983 transaction in which Dixie purchased a cement plant from Ideal. Among other things, the plaintiffs allege that they were not hired by Dixie because of their ages, that their retirements were not voluntary because they were induced to retire through factual misrepresentations made by Ideal
                                       17

employees, allegedly acting as agents of Dixie, as to their retirement benefits and Dixie's plans to rehire former Ideal employees, and that Dixie induced Ideal to breach its collective bargaining agreement with the Union. Dixie has assumed the defense of Ideal with respect to the claim under Section 301 of the National Labor Relations Act based on the indemnification provision of the agreement pursuant to which the Knoxville plant was acquired. The plaintiffs are seeking compensatory damages (including back pay and benefits), liquidated damages (under the federal age discrimination statute), punitive damages, treble damages (under the same statute prohibiting interference with contracts), interest and attorney's fees.

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

     On August 28, 1995, after a hearing in the Chancery Court of Knox County, Tennessee, the Chancery Court granted Dixie's motion to reopen discovery as to all issues, including damages issues, ordered Plaintiffs to respond to outstanding discovery requests within thirty days thereafter, and denied the motion of Ideal seeking reconsideration of the Court's July 7, 1992 order setting aside a summary judgment order previously entered in favor of Ideal. On November 13, 1995 the Court heard argument on a motion by the Union seeking to dismiss the Plaintiffs' state law claims against the Union, but has not yet ruled on that motion. Discovery has recommenced and depositions of the Plaintiffs are expected to be taken after Plaintiffs have complied with written discovery obligations as to the damages issues. At the hearing on August 28, 1995, the Court indicated that the case would be tried in the fall of 1996; however, the parties have not received notice of a specific trial date.

     (i) The information appearing under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.
                                       18

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

FISCAL YEAR 1995                      HIGH            LOW              DIVIDEND
----------------                     ------          ------            ---------
First Quarter, ended March 1995      $17.25          $11.50               *
Second Quarter, ended June 1995       20.75           17.00               *
Third Quarter, ended September 1995   21.75           16.50               *
Fourth Quarter, ended December 1995   19.75           14.25               *

FISCAL YEAR 1994                      HIGH              LOW             DIVIDEND
----------------                     ------          ------             --------
First Quarter, ended March 1994      $30.25          $22.88                *
Second Quarter, ended June 1994       27.25           19.38                *
Third Quarter, ended September 1994   22.00           19.38                *
Fourth Quarter, ended December 1994   20.75           14.25                *

--------------
* On January 25, 1996 the Board of Directors approved the payment of a $0.10 per share quarterly dividend on the Company's Common Stock payable on March 1, 1996. The Common Stock dividend had been suspended since April 1991.

     For certain information describing the Company's capital stock, rights plan and change in control provisions, see Note 19 of Notes to Consolidated Financial Statements.

     On January 31, 1996 there were 1,746 holders of record of the Company's Common Stock. On January 31, 1996, the closing price of the stock was $21.375.

  ITEM 6.            SELECTED FINANCIAL DATA.

                                                                YEARS ENDED DECEMBER 31, (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                       ----------------------------------------------------------------------------
                                                            1995             1994           1993            1992          1991
                                                       --------------   ---------------  -----------   --------------  ------------
  Revenues                                             $    596.1       $     560.3      $   507.7     $     463.1     $  468.2
                                                       ==============   ===============  ===========   ==============  ============
  Earnings (loss) from continuing operations.........  $     47.5       $      30.1      $     3.6     $     (16.9)    $  (40.0)(2)
  Loss from discontinued environmental services
    operations, net of income taxes (1)..............         -                (5.9)          (3.6)          (24.5)        (3.2)
  Loss on disposition of discontinued environmental..
    services operations, net of income taxes (1).....         -               (21.6)           -               -            -
  Gain on disposition of discontinued oil and gas....
    operations, net of income taxes..................         -                 -              -               0.8(3)           -
  Extraordinary charge, net of income taxes (4)......         -                 -             (1.0)            -           (1.4)
  Cumulative effect of change in accounting
    principle, net of income taxes (5)...............         -                 -            (48.5)            -            -
                                                       --------------   ---------------  -----------   --------------  ------------
  Net earnings (loss)................................  $     47.5       $       2.6      $   (49.5)    $     (40.6)    $  (44.6)
                                                       ==============   ===============  ===========   ==============  ============
  Primary earnings (loss) per share -
    Continuing operations............................  $      2.15      $       1.20     $    (0.09)   $      (1.29)   $   (2.67)
    Loss from discontinued environmental services
       operations, net of income taxes (1)...........         -                (0.34)         (0.21)          (1.45)       (0.19)
    Loss on disposition of discontinued environmental
       services operations, net of income taxes (1)..         -                (1.26)          -               -            -
    Gain on disposition of discontinued oil and gas
       operations, net of income taxes...............         -                 -              -               0.05(3)      -
    Extraordinary charge, net of income taxes (4)....         -                 -             (0.06)           -           (0.08)
    Cumulative effect of change in accounting
       principle, net of income taxes (5)............         -                 -             (2.86)           -            -
                                                       --------------   ---------------  -----------   --------------  ------------
    Net earnings (loss)..............................  $      2.15      $      (0.40)    $    (3.22)   $      (2.69)   $   (2.94)
                                                       ==============   ===============  ===========   ==============  ============
  Fully diluted earnings (loss) per share -
    Continuing operations............................  $      2.02      $       1.20     $    (0.09)   $      (1.29)   $   (2.67)
    Loss from discontinued environmental services
       operations, net of income taxes (1)...........         -                (0.34)         (0.21)          (1.45)       (0.19)
    Loss on disposition of discontinued environmental
       services operations, net of income taxes (1)..         -                (1.26)          -               -            -
    Gain on disposition of discontinued oil and gas
       operations, net of income taxes...............         -                 -              -               0.05(3)      -
    Extraordinary charge, net of income taxes (4)....         -                 -             (0.06)           -           (0.08)
    Cumulative effect of change in accounting
       principle, net of income taxes (5)............         -                 -             (2.86)           -            -
                                                       --------------   ---------------  -----------   --------------  ------------
    Net earnings (loss)..............................  $      2.02      $      (0.40)    $    (3.22)   $      (2.69)   $   (2.94)
                                                       ==============   ===============  ===========   ==============  ============
  Total assets.......................................  $    875.5       $     881.0      $   907.0     $     921.5     $  986.1
                                                       ==============   ===============  ===========   ==============  ============
  Capital expenditures (6)...........................  $     32.9       $      28.8      $    13.4     $       7.7     $   20.6
                                                       ==============   ===============  ===========   ==============  ============
  Depreciation, depletion and amortization (7).......  $     42.9       $      42.8      $    41.3     $      45.4     $   45.2
                                                       ==============   ===============  ===========   ==============  ============
  Total debt.........................................  $    175.2       $     186.1      $   293.9     $     314.8     $  332.7
                                                       ==============   ===============  ===========   ==============  ============
  Shareholders' equity...............................  $    375.0       $     337.1      $   262.2     $     316.4     $  362.0
                                                       ==============   ===============  ===========   ==============  ============
  Ratio of debt to total capitalization (8)..........  $     31.8%      $      35.6%          52.9%           49.9%        47.9%
                                                       ==============   ===============  ===========   ==============  ============
  Cash dividends paid per share of
    common stock.....................................  $      -         $       -        $     -       $       -       $    0.125
                                                       ==============   ===============  ===========   ==============  ============

---------------------

(1) In November 1994 the Company decided to exit the environmental services business and these business activities are presented as discontinued operations for years 1991 through 1994. (See also Note 3 of Notes to Consolidated Financial Statements.)

(2)  Includes $16 million equity in pretax loss of unconsolidated joint venture.

(3) Final portion of the Company's gain realized in conjunction with the 1989 sale of the Company's oil and gas operations.

(4)  Premium on early extinguishment of debt.

(5) Cumulative after-tax effect of change in accounting for initial obligation for estimated postretirement health care benefits as required by adoption of Statement of Financial Accounting Standards No. 106 effective January 1, 1993. (See Note 17 of Notes to Consolidated Financial Statements.)

(6) Excluding acquisition expenditures of $12.6 million, $16.1 million, $2.9 million in years 1995, 1994 and 1993, respectively. There were no acquisition expenditures in 1992 and 1991.

(7)  Includes amortization of debt issuance costs.

(8) Total capitalization represents the sum of the book value of total debt and shareholders' equity.

     Management's Discussion and Analysis of Financial Condition and Results of Operations related to this information appears on Page 21 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
                                                  YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                            1995           1994          1993
                                           ------         ------        ------
                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Revenues................................   $596.1         $560.3        $507.7
                                           ======         ======        ======
Costs and expenses......................   $492.8         $484.5        $460.3
                                           ======         ======        ======
Operating earnings (1)..................   $ 97.5         $ 71.7        $ 44.3
                                           ======         ======        ======
Interest expense........................   $(26.7)        $(27.7)       $(39.3)
                                           ======         ======        ======
Income tax expense......................   $(23.3)        $(13.9)       $ (1.4)
                                           ======         ======        ======
Earnings from continuing operations.....   $ 47.5         $ 30.1        $  3.6
                                           ======         ======        ======
Net earnings (loss).....................   $ 47.5         $  2.6        $(49.5)
                                           ======         ======        ======
Fully diluted earnings (loss) per share
   Continuing operations................   $ 2.02        $  1.20       $ (0.09)
                                           ======         ======        ======
   Net earnings (loss)..................   $ 2.02        $ (0.40)      $ (3.22)
                                           ======         ======        ======

(1)  Continuing operations before interest and income tax expense.


CONSOLIDATED EARNINGS

     1995 COMPARED WITH 1994 - Net earnings for 1995 were $47.5 million or $2.02 per share, fully diluted, compared with $2.6 million, a loss of $0.40 per share, in the prior year, including a net after tax loss from the discontinued environmental services operation of $27.5 million, $1.60 per share. Consolidated revenues in 1995 were 6% higher than 1994 because of higher average per unit sales prices. The year-over-year improvement in pre-tax earnings resulted from a 24% increase in cement earnings, a 14% reduction in corporate expenses and a 4% reduction in interest expense. The Cement segment benefited from a 9% improvement in average sales prices, partly offset by a 3% decrease in sales volume and higher unit cost of sales. Excluding the 1994 gains on the sale of surplus used mixer trucks, operating earnings reported by the Concrete Products segment for 1995 were approximately the same as compared with the prior year period. General and administrative expenses in 1995 were lower than in the prior year primarily because of a $3.3 million reduction in post-retirement benefits expense. The reduction of interest expense primarily reflects the early retirement of $90 million of the Company's 12% Senior Subordinated Notes Due 1997 (12% Notes) during 1994.

     The Company's effective tax rate, which includes state taxes, was lower than the federal statutory rate for 1995 and 1994 primarily because of the favorable impact of permanent differences related to statutory depletion in excess of cost depletion applicable to the Company's limestone mining operations. The 1995 effective rate was higher than the 1994 effective rate primarily because of the smaller relative benefit of statutory depletion in 1995 compared with the higher 1995 pretax income.

     1994 COMPARED WITH 1993 - Net earnings for 1994 were $2.6 million compared with a net loss of $49.5 million in 1993. Earnings from continuing operations for 1994 were $30.1 million compared with $3.6 million for the prior year. The loss from discontinued operations was $27.5 million in 1994, including a $21.6 million provision for the disposition of discontinued operations, compared with a loss from discontinued operations of $3.6 million in 1993. Per share results for 1994 were a loss of $0.40 per share, primary and fully diluted, compared with a loss of $3.22 per share in the prior year, which included the $48.5 million, $2.86 per share, initial charge related to the 1993 adoption of new accounting rules for postretirement benefits, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106).

     Consolidated revenues in 1994 increased 10% over the prior year period primarily because of improvements in sales volumes and prices from the Concrete Products segment and improved prices in the Cement segment. The year-over-year improvement in net earnings resulted from an 11% increase in Cement segment operating earnings, a $10.9 million improvement in the results reported by the Concrete Products segment, a 9% reduction in corporate expenses and a 30% reduction in interest expense. The Cement segment benefited from an 8% improvement in the weighted average sales price. The Concrete Products segment achieved a significant improvement primarily as a result of a substantial upturn in the Florida operations. The Company's California concrete products operating results in 1994 included $1.7 million in gains realized from sales of surplus used ready-mixed concrete mixer trucks.

     General and administrative expenses declined in 1994 because 1993 included a $2.5 million charge to accrue benefits under SFAS No. 106, while additional accruals have not been necessary subsequent to the July 1, 1993 effective date of the Company's amended postretirement benefits plan. Miscellaneous income in 1994 included the realization of a $4.8 million gain contingency stemming from the 1988 acquisition of Moore McCormack Resources, Inc. (Moore McCormack) and a $2 million charge to increase the estimated liability for remediation of an inactive cement kiln dust (CKD) disposal site, while the 1993 period included a $3 million CKD remediation charge. The reduction in interest expense reflects the early retirement of the Company's 12% Notes. The effective tax benefit rate for 1993 was higher than the statutory rate because of the interaction of an increase in the corporate federal income tax rate, permanent differences between book and tax loss for the year and a state income tax benefit.

SEGMENT OPERATING EARNINGS                        YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                              1995          1994         1993
                                           ---------     ---------     ---------
                                                       (IN MILLIONS)
REVENUES
 Cement ..............................     $  419.1      $  397.5      $  369.5
 Concrete Products ...................        219.2         208.1         176.3
 Intersegment sales ..................        (42.2)        (45.3)        (38.1)
                                           ---------     ---------     ---------
                                           $  596.1      $  560.3      $  507.7
                                           =========     =========     =========
OPERATING EARNINGS (LOSS):
 Cement ..............................     $  112.7      $   91.2      $   81.9
 Concrete Products ...................          7.9           9.3          (1.6)
 Corporate overhead
  General and administrative .........        (21.6)        (25.1)        (28.9)
  Depreciation, depletion and
   amortization ......................         (4.2)         (5.0)         (4.3)
  Miscellaneous income (losses) ......          2.7           1.3          (2.8)
                                           ---------     ---------     ---------
                                           $   97.5          71.7      $   44.3
                                           =========     =========     =========

          CEMENT - Operating earnings for 1995 were $112.7 million compared with $91.2 million in the prior year. Despite higher unit cost of sales and lower sales volumes, operating earnings improved because of a $4.92 per ton increase in average cement sales prices reflecting increases in all the Company's market areas since mid-1994. The 3% reduction in sales volume primarily reflects the impact of inclement weather in several market areas, most notably Ohio, Colorado and southern California. Even though manufacturing costs per ton during 1995 were 2% lower than the prior year, unit cost of sales was higher. The increase in unit cost of sales reflects: (i) a 24% increase in outside purchases of higher cost finished cement for which the Company contracted when it believed that demand at various cement plants and sales terminals would be higher, and
(ii) higher terminal operating costs in the Company's Florida market area where an additional terminal was acquired in late 1994. The segment's operating results for 1995 were also impacted by a $1 million charge related to a litigation settlement. Operating earnings for 1994 were $91.2 million compared with $81.9 million in the prior year. Despite higher per unit operating costs, 1994 operating earnings improved over the prior year primarily because of a $4.18 per ton increase in average cement sales prices.

          During the past few years, the Company entered into several large volume sales contracts with other cement manufacturers or distributors. Assuming these contracts represented only incremental sales (i.e., that fixed costs were fully covered by other production), in 1993 they accounted for approximately 25% of the Cement segment's operating earnings, while in 1995 such contracts represented only 10% of the segment's operating earnings. The Company believes that a large portion of the volumes covered by these contracts in 1995 could be replaced by direct sales to cement consumers in the Company's existing markets.

          Sales volumes and average unit prices, manufacturing and other plant operating costs and margins relating to cement plant operations for the past three years appear in the table below:
                                                1995         1994         1993
                                             ---------    ---------    ---------
Tons of cement sold (in thousands) ......        6,058        6,218        6,196
                                             =========    =========    =========
Weighted average per ton data:
    Sales price (net of freight) ........    $   60.69    $   55.77    $   51.59
    Manufacturing and other plant
      operating costs(1) ................        41.97        40.95        38.57
                                             ---------    ---------    ---------
    Margin ..............................    $   18.72    $   14.82    $   13.02
                                             =========    =========    =========
--------------
(1) Includes fixed and variable manufacturing costs, selling expenses, cost of purchased cement, plant general and administrative costs, other plant overhead and miscellaneous costs.

     The increase in the average sales price per ton compared with the prior years reflects a general firming of cement prices throughout the industry and the realization of price increases implemented at the Company's cement plants during the three years ended December 31, 1995. Operating costs per ton increased in 1995 primarily because of an increase in outside purchases of higher cost finished cement. The increase in operating cost per ton for 1994 resulted from higher maintenance and repair costs at several manufacturing facilities.

     CONCRETE PRODUCTS - The Concrete Products segment's operating earnings for 1995 were $7.9 million compared with $9.3 million in the prior year. Higher ready-mixed concrete sales prices attributable to price increases implemented in Florida during the previous twelve months were offset by lower sales volumes of ready-mixed concrete and higher operating costs. The decline in ready-mixed sales volumes reflects strike related problems in California and, in Florida, a decline in residential construction as well as abnormally heavy rainfall in much of the market area. Operating costs were higher because of: (i) lower volumes which resulted in fixed costs being spread over fewer units; (ii) higher priced raw materials (primarily the increases in cement prices which are discussed under "Cement" above) and; (iii) costs associated with an industry-wide labor strike in California.

     The Concrete Products segment's operating earnings for 1994 were $9.3 million compared with a $1.6 million operating loss reported in the prior year. Revenues increased 18% over the prior year as sales volumes and prices from all of the product lines showed improvement. Results from the southern California operation improved $3.7 million primarily because of $1.7 million in gains realized on sales of used mixer trucks and higher ready-mixed concrete sales prices. Florida's operating results increased by approximately $7.2 million compared with the prior year reflecting higher sales volumes and sales prices from the ready-mixed concrete operation as well as continuing improvement from the block, resale and flyash operations. Ready-mixed concrete sales volumes and prices in the Florida market area improved in 1994 by 9% and 8%, respectively, reflecting the economic recovery in that region. The increase in the weighted average sales price per yard for 1994 compared with 1993 reflects higher sales prices in both the Company's Florida and southern California markets. The increase in the weighted average operating costs per yard for 1994 compared with 1993 is attributable primarily to the higher cost of cement in Florida.

     Sales volumes, average unit prices and cost data and margins relating to the Company's ready- mixed concrete operations for the past three years appear in the following table:
                                        1995         1994         1993
                                       -------     --------     -------
Cubic yards of ready-mixed concrete
    sold (in thousands)                 3,442        3,530        3,274
                                       =======     ========     =======
Weighted average per cubic yard data:
    Sales price                        $51.34      $ 47.76      $ 43.86
    Operating costs (1)                 50.75        47.32        45.48
                                       -------     --------     -------
    Margins                            $ 0.59      $  0.44      $ (1.62)
                                       =======     ========     ========
------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs, but excluding the $1.7 million gain realized on the sale of trucks during 1994.

     While most of the revenues for the segment are generated by ready-mixed concrete operations, the concrete products segment operations also include the manufacture and sale of concrete block, the sale of masonry contractors' supplies, the mining and sale of aggregate to third parties in southern California and, in Florida, the sale of flyash. These collateral operations contributed approximately $6.0 million each year in both 1995 and 1994 and $3.7 million to this segment's operating results in 1993.

     CORPORATE OVERHEAD - Corporate general and administrative costs consist primarily of costs attributable to the Company's Houston, Texas office which are not generally allocated to the business segments. In contrast, the cost caption "General and administrative" as it appears on the Company's Statement of Consolidated Earnings includes not only general and administrative expenses incurred at the Company's corporate office, but also amounts incurred at the Company's various operating locations. Since 1990 the Company has pursued centralization of general and administrative functions where practicable and has significantly expanded the level of support provided to its operating locations from the corporate office. General and administrative expenses in 1995 reflect the favorable impact of a further reduction in the long-term liability for post retirement benefits. The reduction is the result of a revision to actuarial assumptions used to compute the liability in order to (i) take into account the higher interest rates in effect at the beginning of the 1995 measurement period,
(ii) factor in the Company's lower than expected claims experience and (iii) conform the long-term post retirement benefits contractually proffered to the Company's unionized cement plant workers with those benefits available to the rest of the Company's employees. Corporate general and administrative expenses for 1994 were substantially below the prior year primarily because 1993 included a $2.5 million charge to accrue the estimated postretirement health care benefit calculated under SFAS No. 106. Corporate general and administrative expense in 1994 also benefited from a $1 million increase in the pension credit.

     MISCELLANEOUS INCOME (LOSSES) - Miscellaneous income (losses) includes interest income on invested funds as well as miscellaneous other income and expense items. Miscellaneous income (losses) was a net income of $2.7 million in 1995, a net income of $1.3 million in 1994 and a net loss of $2.8 million in 1993. Miscellaneous income in 1995 included a $1.3 million gain realized on the sale of a surplus limestone mine in West Virginia and a $1.6 million charge to increase the estimated liability to remediate an inactive CKD disposal site referred to previously. Miscellaneous income in 1994 included a $4.8 million gain stemming from the Moore McCormack acquisition, charges totaling $1.7 million in conjunction with the disposition of lawsuits and a $2 million charge to increase the estimated liability to remediate the inactive CKD disposal site. Miscellaneous income (loss) in 1993 included a $3 million charge for estimated remediation costs for the inactive CKD disposal site, a $1.7 million charge for proxy contest fees and expenses and a $1.2 million gain from the sale of the Company's right to receive its portion of the settlement of bankruptcy claims against LTV Corporation.

     DISCONTINUED OPERATIONS - In November 1994 the Company decided to discontinue its environmental services business and recorded an after-tax charge of $21.6 million or $1.26 per share to reflect the difference between the book value of this line of business' assets and the estimated proceeds from asset sales, as well as the costs to exit the business and estimated losses to be incurred prior to the sale of assets. The charge as well as the results from the environmental services business are shown in the Company's financial statements as discontinued operations, net of income tax effect, for years 1994 and prior. The loss from operations of the discontinued environmental services business was $5.9 million in 1994 and $3.6 million in 1993.


LIQUIDITY AND CAPITAL RESOURCES

                                         YEARS ENDED DECEMBER 31,
                                        -------------------------
                                         1995      1994     1993
                                        ------   ------    ------
                                               (IN MILLIONS)
Cash and cash equivalents............   $  7.7   $  7.4    $  7.4
                                        ======   ======    ======
Working capital......................   $ 81.8   $ 79.5    $ 62.9
                                        ======   ======    ======
Net cash provided by operating
    activities.......................   $ 65.4   $ 86.8    $ 53.1
                                        ======   ======    ======
Net cash used in investing activities   $ 37.6   $ 50.5    $ 19.0
                                        ======   ======    ======
Net cash used in financing activities   $ 27.5   $ 36.3    $ 39.2
                                        ======   ======    ======
Total assets.........................   $875.5   $881.0    $907.0
                                        ======   ======    ======
Total debt...........................   $175.2   $186.1    $293.9
                                        ======   ======    ======
Capital expenditures.................   $ 32.9   $ 28.8    $ 13.4
                                        ======   ======    ======
Capital acquisitions.................   $ 12.6   $ 16.1    $  2.9
                                        ======   ======    ======

     The Company's short-term liquidity needs have generally been satisfied by:
(i) internally generated cash flow from operations, (ii) borrowings under the Company's revolving credit facility or (iii) a combination of these two sources. In 1995, internally generated funds from operations were utilized to (i) fund working capital requirements, including the build-up of inventories, (ii) invest approximately $32.9 million in plant, property and equipment, (iii) acquire additional ready-mixed concrete operations in Florida and in southern California for a total of $12.6 million; (iv) reduce long-term debt and (v) pay dividends on preferred stock. The Company's capital expenditures for 1995 were approximately $33 million, approximately $25 million for the Cement segment and $7 million for the Concrete Products segment. The Cement segment capital expenditures were less than anticipated at the beginning of 1995 primarily because of delays encountered in the permitting and engineering phases of the announced project to modernize and expand the Company's Ohio plant now expected to be completed in 1997. Internally generated cash flow from operations, borrowings under its revolving credit facility and the net proceeds from the sale of a new issue of preferred stock were utilized to meet all of the Company's cash requirements for the year ended December 31, 1994. Such cash flow was utilized to: (i) invest approximately $44.7 million in property, plant and equipment additions and acquisitions; (ii) reduce debt by approximately $111.6 million and (iii) pay dividends on preferred stock.

     On November 3, 1995, the Company entered into a new restated revolving credit facility (Revolving Credit Facility) with the same banks as in its previous revolving credit facility. The Revolving Credit Facility, at $200 million, remains the same size as the previous revolving credit facility, but
(i) extends the maturity to October 30, 2000, (ii) provides the Company with enhanced flexibility under certain restrictive covenants and (iii) allows the Company to redeem or repurchase subordinated debt and capital stock within certain limits. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement are pledged to secure the Revolving Credit Facility.

     Prior to February 1996, the Company's borrowing capacity under its Revolving Credit Facility was restricted to the extent of $17.4 million for potential funding of obligations under an agreement between the Company and the U.S. Maritime Administration (MARAD) related to certain shipping operations owned previously by Moore McCormack. Certain of the Company's contingent obligations to MARAD and the restriction on the Company's borrowing capacity under the Revolving Credit Facility, were terminated pursuant to February 13, 1996 agreements by and among the Company, MARAD and the successor company to the shipping operations. The terms of the Revolving Credit Facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. At February 16, 1996, $15.0 million of borrowings and $60.5 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $124.5 million of unused and unrestricted capacity.

     Early in 1994, the Company realized approximately $83 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay a promissory note and to reduce borrowings under the Company's revolving credit facility. In 1994 there were only $3.6 million in net borrowings on the Company's revolving credit facility.

TENDER OFFER FOR 14% NOTES

     On February 14, 1996, the Company commenced a tender offer (Offer) to purchase for cash its 14% Senior Subordinated Notes due 2001 Series B (14% Notes) of which $125 million in principal amount are outstanding. The Offer is conditioned on, among other things, the availability to the Company of funds from a private placement of new subordinated notes and, if necessary, borrowings under the Revolving Credit Facility sufficient to pay the aggregate purchase price and all related costs and expenses of the Offer on terms and conditions satisfactory to the Company, in its sole discretion, and other customary conditions. The Offer will expire at midnight, New York City time, on March 13, 1996, unless extended by the Company. Any 14% Notes not tendered to and purchased by the Company pursuant to the Offer will remain outstanding. The Company may, after the Offer, acquire or otherwise retire any remaining 14% Notes. Additionally, pursuant to the existing terms of the 14% Notes, at any time on or after October 15, 1996, the 14% Notes may be redeemed at the option of the Company, in whole or in part, at 105.25% of the principal amount thereof, declining ratably to par on and after October 15, 1999. While the Company currently anticipates that any 14% Notes remaining outstanding after the Offer will be redeemed or otherwise retired, there can be no assurances as to which, if any, of its alternatives with respect to any remaining 14% Notes the Company may pursue. The premium
                                       27

and unamortized debt issuance costs associated with the repurchase and retirement prior to maturity of the 14% Notes, net of income tax, will be recorded as an extraordinary charge in the period in which the 14% Notes are retired.

CASH FLOWS

     OPERATING ACTIVITIES - Cash provided by operating activities in 1995 was $65.4 million. Cash provided by operating activities in 1994 was $86.8 million. In spite of a large net loss, cash provided by operating activities was $53.1 million for 1993. The decline in cash provided by operating activities in 1995 resulted from (i) payments made to exit the environmental services business,
(ii) the timing of payments on normal trade and other obligations and (iii) the increase in cement and clinker inventory levels. The increase in 1994 compared with 1993 was attributable to higher earnings from operations in 1994, partially offset by Federal income tax refunds received in 1993. During 1993 the Company received a $15.7 million Federal income tax refund from the carryback to prior years of the 1992 tax loss.

     INVESTING ACTIVITIES - Net cash used in 1995 investing activities was $37.6 million including acquisitions of $12.6 million and $32.9 million of additions to property, plant and equipment. Investing activities in 1994 included approximately $28.6 million of capital expenditures. In December 1994 the Company acquired a cement import terminal in Florida along with certain working capital items for approximately $16 million in cash. In addition to routine capital expenditures, investing activities in 1993 included the acquisition of five ready-mixed batch plants, one aggregate quarry and one block plant for $2.9 million in cash plus the forgiveness of debt owed to the Company and the assumption of certain liabilities.

     FINANCING ACTIVITIES - Net cash used in financing activities in 1995 was $27.5 million in order to reduce long-term debt by $12.7 million and pay dividends on preferred stock. During 1994 the Company realized approximately $83 million in net proceeds from the sale of a new series of preferred stock which was used to prepay an $18 million promissory note and to reduce borrowings under the Company's revolving credit facility. The Company had used borrowings under its revolving credit facility to redeem $90 million of the Company's 12% Notes. Funds provided by operating activities were utilized to reduce long-term debt by $25.4 million and to pay dividends during 1993.

CHANGES IN FINANCIAL CONDITION

     The change in the financial condition of the Company between December 31, 1994 and December 31, 1995 reflects cash provided by operating activities primarily to fund working capital requirements, make capital expenditures and to reduce outstanding long-term debt. Accounts and notes receivable decreased reflecting the sale of the Company's remaining hazardous waste processing facilities. The increase in inventories reflects both the seasonal build-up in cement and clinker inventories in preparation for annual maintenance shutdowns scheduled for the first and second quarters of the year and the less than anticipated cement sales volumes because of inclement weather in several market areas. The decrease in deferred income taxes reflects the realization of temporary differences related to the disposition of the Environmental Services segment and the reduction of net operating loss carryforwards. The increase in other long-term assets reflects notes received as partial consideration in connection with the sale of the Company's remaining hazardous waste processing facilities. The decline in assets held for sale reflects the sale of the remaining hazardous waste processing facilities. Accounts payable and accrued liabilities decreased because of payments made as a result of exiting the environmental services business and the timing of payments on normal trade and other obligations. Other liabilities and deferred credits decreased because of payments made on certain retained liabilities related to shipping operations formerly owned by Moore McCormack.

CAPITAL EXPENDITURES

     The Company invested $32.9 million in property, plant and equipment in 1995 including approximately $25.1 million for the Cement operations and $6.7 million for Concrete Products. The Company's 1996 planned capital expenditures are approximately $75 million to $80 million, of which $65 million to $70 million is allocated for the Cement segment and $10 million for the Concrete Products segment.

     Capital expenditures during 1995 amounted to $25.1 million for the Cement segment compared with $16.8 million and $8.5 million in 1994 and 1993, respectively. While the Company had been somewhat capital constrained for several years in the past, improved cash flow from operations enabled the Company to significantly increase its capital expenditure budget in 1995 in order to achieve process enhancements which are expected to yield improvements in efficiency and productivity. The Company's initially planned capital expenditures for 1995 were approximately $64 million, including $51.5 million for the Cement segment. However, delays encountered in the permitting and engineering phases of the announced modernization and expansion project at the Company's Ohio plant resulted in a large part of these planned expenditures being carried over to 1996. The budgeted Cement segment 1996 capital outlays of approximately $65 million to $70 million include $30 million representing a portion of the total cost to modernize and expand the Company's Ohio plant. An additional $15 million is estimated to be spent in 1997 to complete the Ohio plant project. The Company believes its expected cash flow from operating activities will be sufficient to fund these capital expenditures. If necessary, the Company has sufficient borrowing capacity available under its Revolving Credit Facility to supplement these expected future operating cash flows.

     Capital expenditures during 1995 amounted to $6.7 million for the Concrete Products segment, compared with $9.4 million and $3.5 million in 1994 and 1993, respectively. Capital expenditures in 1995 were primarily designed to further increase labor productivity, improve equipment availability and increase plant production rates. In most instances new mobile equipment is being leased instead of purchased. Capital outlays for the Concrete Products segment in 1996 have been budgeted at approximately $10 million, including approximately $6 million in plant expansion, equipment replacement and modernization, $0.9 million in quarry development, $1.4 million related to compliance with environmental regulations and the balance for general purchases.

     While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, management does not believe these expenditures have placed the Company at a competitive disadvantage. The Company believes recurring environmental compliance costs are a material component of total operating costs and, while the Clean Air Act Amendments of 1990 will likely result in increased capital and operational expenses for the Company in the future, these amounts are not presently determinable. Regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. Future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industry to modify various facilities and alter methods of operations at costs that may be substantial. Management, however, has no reason to believe that the Company would
                                       29

be placed at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the U.S.


KNOWN EVENTS, TRENDS AND UNCERTAINTIES

ENVIRONMENTAL MATTERS

     Industrial operations have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, may contain chemical elements or compounds that are presently designated as hazardous substances. Some examples of such materials are the trace metals present in CKD, chromium present in refractory brick formerly widely used to line cement kilns and general purpose solvents. The cement and concrete products industries, including the operations of the Company, are regulated by various federal, state and local laws and regulations pertaining to the protection of human health and the environment. Environmental laws can be broadly categorized into two types: (a) pollution control laws, for example the Resource Conservation and Recovery Act (RCRA) and the Hazardous and Solid Waste Amendments of 1984 (HSWA), the Federal Water Pollution Control Act and the Clean Air Act; and (b) pollution clean up laws, for example the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986 (SARA).

     RCRA regulates the generation, transportation, storage, treatment and disposal of hazardous waste, hazardous waste being defined as either (a) a substance exhibiting any one of four characteristics: toxicity, corrosivity, reactivity or ignitability, or (b) any substance specifically "listed" as a hazardous waste. RCRA and HSWA are intended to provide comprehensive regulation of hazardous waste "from cradle to grave" and provide the procedural requirements for implementing corrective action for releases to the environment. The Federal Water Pollution Control Act, commonly known as the Clean Water Act, provides comprehensive federal regulation of all sources of water pollution.

     The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of all major sources of air pollution and established a new federal operating permit and fee program for virtually all significant manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. As mandated by the Clean Air Act, beginning in late 1995 the Company commenced submitting permit applications and paying annual permit fees for its cement manufacturing plants. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. The U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, these more stringent standards may enhance the Company's competitive position, given the age, condition, design and other features of the Company's cement manufacturing facilities compared with its competitors' plants.

     CERCLA, as amended by SARA, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the substances, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal and subsequent owners or operators. Although there is a right of private action under CERCLA, in general this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. Certain of the Company's disposal sites in Victorville, California and Fairborn, Ohio are in the preliminary stages of evaluation for inclusion on the National Priorities List compiled under the U.S. EPA's Comprehensive Environmental Response, Compensation and Liability Information System (CERCLIS). Inclusion in CERCLIS is designation for further evaluation only and not a determination of liability or a finding that any response action is necessary.

          Several of the Company's previously and currently owned facilities at several locations have become the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party (PRP) with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. Based on the information the Company has developed to date, the Company has no reason to believe it will be required to spend significant sums with regard to these locations either individually or in the aggregate. However, until it is determined what, if any, contribution the Company made to these locations and until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

          CEMENT KILN DUST - Under the Bevill amendment enacted as part of the Solid Waste Disposal Act Amendments of 1980, CKD is currently exempt from management as a hazardous waste, except CKD that is produced by kilns burning hazardous waste derived fuel (HWDF) and which fails to meet certain criteria. On January 31, 1995, the U.S. EPA issued its decision that further regulation of CKD was necessary, even though the agency stated that it found no evidence of risks associated with the use of cement products and that the agency believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process, which is estimated to take at least until 1997, in order to develop specially tailored CKD management standards. The Bevill amendment exemption will remain in effect until the issuance of new CKD management standards. A change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

           CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Several of the Company's inactive CKD disposal sites around the country have been under investigation by the Company to determine if remedial action is required and, if so, the extent of remedial action required. The Company has recorded charges totaling approximately $13.3 million as the estimated remediation cost for one inactive CKD disposal site in Ohio. Approximately $12 million of the reserved amount had been expended through December 31, 1995.

          On a voluntary basis, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. The Company believes that USX is a responsible party because
                                     31

it owned and operated the larger of the two sites (USX Site) at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances, transported the hazardous substances to the USX Site and, therefore, that USX bears substantially all of the liability for cleanup costs. On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore, jointly and severally liable for costs associated with cleanup of the USX Site. The Company and USX have held settlement discussions with respect to this matter and are currently jointly funding the initial project of a phased approach to investigating and remediating the problems at the USX Site.

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

          No substantial investigative work has been undertaken at the Company's other CKD sites in Ohio. Although data necessary to enable the Company to estimate additional remediation costs are not available, the Company acknowledges it is at least reasonably possible that the ultimate cost to remediate the CKD disposal problem in Ohio could be significantly more than the amounts reserved.

            Several of the Company's other inactive CKD disposal sites around the country are under study to determine if remedial action is required and, if so, the extent of remedial action necessary. These studies may take some time to complete. Thereafter, remediation plans, if required, will have to be devised and implemented, which could take several additional years.

OTHER CONTINGENCIES

          STATUS OF ADDITIONAL SOURCES OF CEMENT SUPPLY - Historically, during peak demand periods for cement, imports have also increased. During the 1980s, imported cement flooded U.S. markets, causing prices to fall despite strong growth in cement consumption. In response to the surge of unfairly priced imports, groups of industry participants, including the Company, filed antidumping petitions against imports from Mexico in 1989, against imports from Japan in 1990 and against imports from Venezuela in 1991. The International Trade Commission (ITC) and the Department of Commerce (DOC) made affirmative final determinations against both cement and clinker from Mexico and Japan. Antidumping orders were imposed against Mexican cement and clinker in August 1990 and against Japanese cement and clinker in April 1991. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S., and
(ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers. The antidumping orders and suspension agreement were largely responsible for a reversal in the influx of cement imports in the early 1990s. U.S. imports of foreign cement once again began increasing in 1993 as U.S. cement consumption began its recovery. During this recent period of strong demand, however, the prices of cement imports have risen and, unlike the imports of the 1980s, current imports are primarily playing a supplementary, rather than a disruptive role.
                                     32

          In the case of Japan, the dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC and appeal to the U.S. Court of International Trade (CIT) and the U.S. Court of Appeals for the Federal Circuit (CAFC). In the case of Mexico, dumping margins are appealed either to the CIT or CAFC or to a bi-national dispute panel under the North American Free Trade Agreement (NAFTA). Pursuant to the Uruguay Round Agreement, the General Agreement on Tariffs and Trade (GATT) and the GATT Antidumping Code were superseded on January 1, 1995 by a new GATT, which will be administered by the newly created World Trade Organization (WTO). The antidumping orders outstanding against cement and clinker from Mexico and Japan and the suspension agreement on cement and clinker from Venezuela will remain in force. New legislation passed by the U.S. Congress in December 1994, however, requires the initiation of "sunset" reviews of the antidumping orders against Mexico and Japan and the suspension agreement with Venezuela prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

          NAFTA has thus far had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. Certain appeals which previously would have been brought before the CIT will now be heard by a bi-national panel of Mexican and U.S. citizens under NAFTA. A severe economic crisis in Mexico resulted in devaluations of the Mexican peso in late 1994 and early 1995. Because of the retroactive nature of administrative reviews, however, the impact on the calculation of antidumping duty cash deposit rates resulting from the devaluation of the peso, if any, will not be realized until some future period. A substantial reduction or elimination of the existing antidumping duties as a result of GATT, NAFTA, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations.

          DISCONTINUED MOORE MCCORMACK OPERATIONS - In conjunction with the acquisition of Moore McCormack in 1988, the Company assumed certain liabilities for operations that Moore McCormack had previously discontinued. These liabilities, some of which are contingent, represent guarantees and undertakings related primarily to Moore McCormack's divestiture of certain businesses in 1986 and 1987. Payments relating to liabilities from these discontinued operations were $2.4 million in 1995 and $2.5 million in fiscal 1994.

          RESTRUCTURED ACCOUNTS RECEIVABLE - Historically, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during recent years, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. Three such customers were indebted to the Company at December 31, 1995 in the amount of $13.9 million. A substantial portion of the $13.9 million in receivables is collateralized, but there can be no assurance given as to the adequacy of this collateral.

          In February 1995, one of the three customers filed for protection under Chapter 11 of the United States Bankruptcy Code and the Company is presently evaluating its options for collection of outstanding balances. Also in February 1995, a second of these three customers restructured its debt which resulted in the Company becoming a secured creditor. In August 1995, the third customer of this group restructured its debt with the Company resulting in an extension of the maturity date of the note until August 1997.

                                     33

          In the opinion of management, the Company is adequately reserved for credit risks related to these and its other potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.

          CLAIMS FOR INDEMNIFICATION - Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Tennessee Gas Pipeline Company (Tennessee Gas). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with Tennessee Gas to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. By letter dated October 18, 1995, the MMS' Houston Compliance Division advised EDC that it had determined preliminarily that a lump sum payment made by Tennessee Gas to Pelto was, for several alleged reasons, royalty bearing. The letter advised EDC of a preliminary determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. In late October 1995, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter.

          In 1994, the Company timely filed its notice of appeal and its statement of reasons supporting its appeal regarding an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas Pipe Line Corporation (Transco) to Pelto. EDC is also seeking indemnification from the Company on the Transco matter.

          The MMS' position is based in large part on views articulated in its industry wide May 3, 1993 "Dear Payor" letter (Dear Payor letter). In the Dear Payor letter, the MMS set forth its views on, among other things, whether royalty was due on payments received by gas producers from pipelines in resolution of take or pay claims and contract buy out or buy down claims. In an unrelated case, a U.S. District Court Judge ruled in June 1995 in favor of the Department of Interior's royalty claim on the lump sum payment received by an unrelated gas producer for settling its contract claims with a gas purchaser. While the U.S. District Court Judge's opinion has been appealed, the opinion as it stands may undercut certain defenses of other gas producers to MMS' royalty initiatives. The Company disagrees with MMS' preliminary determinations, however, if the determinations as to the two payments to Pelto are ultimately upheld, the Company could have liability for royalties on those sums, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

          DISCONTINUED ENVIRONMENTAL SERVICES SEGMENT - The Company has both given environmental and other indemnifications to and received environmental and other indemnifications from others for properties previously owned although some courts have held that indemnification for such environmental liabilities is unenforceable. No estimate of the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, is presently available regarding these discontinued operations.

          MACROECONOMIC FACTORS - The demand for cement and concrete products is derived from construction activity which, in turn, is a function of general economic conditions over which the Company has no control. As a result of the high fixed costs of the cement industry, profitability is sensitive to minor variation in sales volumes and slight shifts in the balance of supply and demand, which are driven by general macroeconomic variables. To the extent construction activity will be
                                     34

affected by fluctuations in mortgage rates, the availability of bank credit, political and economic developments in Mexico and Canada and domestic political decisions to commit government resources for public construction projects such as roads, bridges, airports and similar infrastructure projects, the cement and concrete products industry will be impacted. Because transportation costs are high relative to the value of the product, cement markets are generally regional.

INFLATION AND CHANGING PRICES

          Inflation has become less of a factor in the U. S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose 2.8% through October 1995 (the latest data available), 2.7% in 1994 and 2.6% in 1993. The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations, however, has been significant as a general firming of cement and concrete prices throughout the industry during the three years ended December 31, 1995 has enabled the Company to increase its per unit profit margin in each successive year.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

          In March 1995 the Financial Accounting Standards Board (FASB) issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121, which is effective for fiscal years beginning after December 15, 1995, requires that certain long-lived assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is not aware of any events or changes in circumstances that will result in a material effect on its financial statements upon the Company's 1996 adoption of SFAS No. 121.

            In October 1995 the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123, which is also effective for fiscal years beginning after December 15, 1995, allows companies either to continue to measure compensation cost based on the method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25) or adopt a "fair value" method of accounting for all employee stock-based compensation. The Company has elected to continue utilizing the accounting for stock issued to employees prescribed by APB No. 25 and, therefore, the required adoption of SFAS No. 123 will have no impact on the financial position or results of operations of the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

          Items 1, 3 and 7 of this document include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein (Cautionary Disclosures). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                                     35

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The businesses of the Company's Cement and Concrete Products segments are seasonal to the extent that construction activity and hence, the demand for cement and concrete products, tends to diminish during the winter months and other periods of inclement weather. The following tables set forth certain unaudited selected quarterly financial data for each of the last two years:

                                                                       YEAR ENDED DECEMBER 31, 1995
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                     -----------------------------------------------------------------------------------
                                           FIRST                 SECOND                 THIRD                FOURTH
                                          QUARTER                QUARTER               QUARTER               QUARTER
                                     -----------------     -----------------     -----------------     -----------------
Revenues...........................  $          119.1      $          155.0      $          170.4      $           151.6
                                     =================     =================     =================     =================
Gross profit (1)...................  $           23.9      $           38.4      $           46.3      $            43.6
                                     =================     =================     =================     =================
Earnings from operations before
  interest and income taxes........  $           10.3      $           24.7      $           31.2      $            31.3
                                     =================     =================     =================     =================
Net earnings.......................  $            2.5      $           12.0      $           16.5      $            16.5
                                     =================     =================     =================     =================
Earnings per share:
  Primary..........................  $           0.01      $           0.54      $           0.80      $            0.80
                                     =================     =================     =================     =================
  Fully diluted....................  $           0.01      $           0.51      $           0.70      $            0.70
                                     =================     =================     =================     =================

---------------
(1) Gross profit is revenues less operating expense and depreciation expense relating to cost of sales. Depreciation expense relating to cost of sales was $8.8 million, $8.6 million, $9.1 million and $9.1 million in each of the quarterly periods of 1995, respectively.

          For interim reporting purposes, the Company previously charged cost of goods sold for its cement manufacturing operations on the basis of predetermined standard cost estimates established by management. The Company deferred as a charge or credit to inventory any difference between actual manufacturing costs and the standard. At year-end, any difference remaining between the result at standard cost and actual cost was charged or credited to cost of goods sold. In the fourth quarter of 1995, the Company changed the method of accounting for its Cement segment cost of goods sold in interim periods to reflect actual costs on a quarterly basis rather than a standard cost. Management believes that the change, which was recorded as if it occurred at the beginning of fiscal year 1995, is preferable, as the new accounting method is consistent with the predominant method used by the Company's publicly-traded industry peers. Because any difference remaining between the results at standard cost and actual cost was always charged or credited to cost of goods sold at the end of each year, there is no cumulative effect of this change in accounting method. In 1995, however, as a result of the fourth quarter decision to change accounting methods, quarterly results as presented above differ from amounts previously reported on the Form 10-Q for each of the first three quarters of the year. The effect of the change on the fourth quarter of 1995 was to increase net earnings by $3.2 million, and primary and fully diluted earnings per share by $.18 and $.14, respectively. A reconciliation of earnings from operations before interest and taxes, net income and earnings per share to amounts previously reported for the first three quarters follows:
                                     36

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 YEAR ENDED DECEMBER 31, 1995
                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                          ------------------------------------------------------------------------
                                                                                                                     CUMULATIVE
                                                                                                                     NINE MONTHS
                                                               FIRST             SECOND              THIRD          SEPTEMBER 30,
                                                              QUARTER            QUARTER            QUARTER             1995
                                                          ---------------    ---------------    ---------------    ---------------
Contributions to earnings (loss) from operations
 before interest and taxes
    Cement segment as previously reported............     $         21.6     $         30.2     $         32.7     $         84.5
    Adjustment for standard cost.....................               (5.2)              (2.5)               3.0               (4.7)
                                                          ---------------    ---------------    ---------------    ---------------
    Cement segment as presented above................               16.4               27.7               35.7               79.8
    Other segments as previously reported............               (6.1)              (3.0)              (4.5)             (13.6)
                                                          ---------------    ---------------    ---------------    ---------------
Earnings from operations as presented above..........     $         10.3     $         24.7     $         31.2     $         66.2
                                                          ===============    ===============    ===============    ===============

Net earnings as previously reported..................     $          6.1     $         13.6     $         14.5     $         34.2
    Adjustment for standard cost.....................               (3.6)              (1.6)               2.0               (3.2)
                                                          ---------------    ---------------    ---------------    ---------------
Net earnings as presented above......................     $          2.5     $         12.0     $         16.5     $         31.0
                                                          ===============    ===============    ===============    ===============
Earnings per share:
Primary
    As previously reported...........................     $         0.21     $         0.63     $         0.68     $         1.53
    Adjustment for standard cost.....................              (0.20)             (0.09)              0.12              (0.18)
                                                          ---------------    ---------------    ---------------    ---------------
    As presented above...............................     $         0.01     $         0.54     $         0.80     $         1.35
                                                          ===============    ===============    ===============    ==============
Fully diluted
    As previously reported...........................     $         0.21     $         0.58     $         0.62     $         1.46
    Adjustment for standard cost.....................              (0.20)             (0.07)              0.08              (0.15)
                                                          ---------------    ---------------    ---------------    ---------------
    As presented above...............................     $         0.01     $         0.51     $         0.70     $         1.31
                                                          ===============    ===============    ===============    ==============

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                YEAR ENDED DECEMBER 31, 1994
                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                          ------------------------------------------------------------------------
                                                               FIRST             SECOND              THIRD             FOURTH
                                                              QUARTER            QUARTER            QUARTER            QUARTER
                                                          ---------------    ---------------    ---------------    ---------------
Revenues (1).......................................       $        111.4     $        149.4     $        158.2     $        141.3
                                                          ===============    ===============    ===============    ===============
Gross profit (2)...................................       $         22.6     $         38.1     $         33.4     $         34.7
                                                          ===============    ===============    ===============    ===============
Earnings from continuing operations before
 interest and income taxes (1).....................       $          6.9     $         25.3     $         18.6     $         20.9
                                                          ===============    ===============    ===============    ===============
Earnings (loss) from continuing operations (1).....       $         (1.3)    $         12.1     $          8.6     $         10.7
Loss from discontinued operations,
 net of income taxes...............................                 (0.9)              (1.1)              (2.1)              (1.8)
Loss on disposition of discontinued operations,
 net of income taxes...............................                    -                  -                  -              (21.6)
                                                          ---------------    ---------------    ---------------    ---------------
         Net earnings (loss).......................       $         (2.2)    $         11.0     $          6.5     $        (12.7)
                                                          ===============    ===============    ===============    ===============
Earnings per share:
Primary -
 Earnings (loss) from continuing operations........       $        (0.20)    $         0.54     $         0.35     $         0.48
 Loss from discontinued operations,
    net of income taxes............................                (0.05)             (0.06)             (0.12)             (0.10)
 Loss on disposition of discontinued operations,
    net of income taxes............................                    -                  -                  -              (1.25)
                                                          ---------------    ---------------    ---------------    ---------------
         Net earnings (loss).......................       $        (0.25)    $         0.48     $         0.23     $        (0.87)
                                                          ===============    ===============    ===============    ===============
Fully diluted -
 Earnings (loss) from continuing operations........       $        (0.20)    $         0.51     $         0.35     $         0.48
 Loss from discontinued operations,
    net of income taxes............................                (0.05)             (0.05)             (0.12)             (0.10)
 Loss on disposition of discontinued operations,
    net of income taxes............................                    -                  -                  -              (1.25)
                                                          ---------------    ---------------    ---------------    ---------------
         Net earnings (loss).......................       $        (0.25)    $         0.46     $         0.23     $        (0.87)
                                                          ===============    ===============    ===============    ===============

          Proforma quarterly amounts for the year 1994, assuming the new interim accounting method for cement manufacturing operations cost of goods sold was applied retroactively to January 1, 1994, are presented below.

                                                                                 YEAR ENDED DECEMBER 31, 1994
                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                          ------------------------------------------------------------------------
                                                               FIRST             SECOND              THIRD             FOURTH
                                                              QUARTER            QUARTER            QUARTER            QUARTER
                                                          ---------------    ---------------    ---------------    ---------------
Earnings from continuing operations before
 interest and income taxes (1)...............             $          1.6     $         22.8     $         21.9     $         25.4
                                                          ===============    ===============    ===============    ===============
Earnings (loss) from continuing operations...             $         (4.9)    $         10.5     $         10.6     $         13.9
                                                          ===============    ===============    ===============    ===============
Net earnings (loss)..........................             $         (5.8)    $          9.4     $          8.5     $         (9.5)
                                                          ===============    ===============    ===============    ===============
Earnings per share:
Primary -
 Earnings (loss) from continuing operations..             $        (0.41)    $         0.46     $         0.46     $         0.66
                                                          ===============    ===============    ===============    ===============
 Net earnings (loss).........................             $        (0.46)    $         0.40     $         0.34     $        (0.69)
                                                          ===============    ===============    ===============    ===============
Fully diluted -
 Earnings (loss) from continuing operations..             $        (0.41)    $         0.43     $         0.46     $         0.66
                                                          ===============    ===============    ===============    ===============
 Net earnings (loss).........................             $        (0.46)    $         0.38     $         0.34     $        (0.69)
                                                          ===============    ===============    ===============    ===============

---------------
(1) Excludes revenues and earnings of the discontinued environmental services segment.

(2) Gross profit is revenues less operating expense and depreciation expense relating to cost of sales. Depreciation expense relating to cost of sales was $8.3 million, $8.1 million, $8.0 million and $8.4 million in each of the quarterly periods of 1994, respectively.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS
                                                                      PAGE
Statement of Consolidated Earnings for the years ended
         December 31, 1995, 1994 and 1993............................  40

Consolidated Balance Sheet as of December 31, 1995 and 1994..........  41

Statement of Consolidated Cash Flows for the years ended
         December 31, 1995, 1994 and 1993............................  42

Statement of Consolidated Shareholders' Equity for the years ended
         December 31, 1995, 1994 and 1993............................  43

Notes to Consolidated Financial Statements...........................  44

Independent Auditors' Report.........................................  73

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       STATEMENT OF CONSOLIDATED EARNINGS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                  ----------------------------------------------
                                                                                      1995             1994              1993
                                                                                  ----------        ----------        ----------
Revenues ...............................................................          $   596.1         $   560.3         $   507.7
                                                                                  ----------        ----------        ----------
Costs and expenses:
    Operating ..........................................................              408.3             399.3             364.8
 Depreciation, depletion and amortization ..............................               40.3              39.4              38.5
 Selling and marketing .................................................               15.0              13.6              14.0
 General and administrative ............................................               34.6              37.8              40.1
 Other expense (income), net ...........................................               (5.4)             (5.6)              2.9
                                                                                  ----------        ----------        ----------
                                                                                      492.8             484.5             460.3
Minority interest in earnings of consolidated
 joint venture (Note 14) ...............................................                5.8               4.1               3.1
                                                                                  ----------        ----------        ----------
                                                                                      498.6             488.6             463.4
                                                                                  ----------        ----------        ----------
Operating earnings .....................................................               97.5              71.7              44.3
Interest, net of amounts capitalized ...................................              (26.7)            (27.7)            (39.3)
                                                                                  ----------        ----------        ----------
Earnings from continuing operations before income
 taxes, extraordinary charge and cumulative effect of a
 change in accounting principle ........................................               70.8              44.0               5.0
Federal and state income tax expense (Note 13) .........................              (23.3)            (13.9)             (1.4)
                                                                                  ----------        ----------        ----------
Earnings from continuing operations before
 extraordinary charge and cumulative effect of a change
 in accounting principle ...............................................               47.5              30.1               3.6
Loss from discontinued operations, net of income
 taxes (Note 3) ........................................................             --                  (5.9)             (3.6)
Loss on disposition of discontinued operations, net of
 income taxes (Note 3) .................................................             --                 (21.6)           --
Extraordinary charge, net of income taxes (Note 12) ....................             --                --                  (1.0)
Cumulative effect of a change in accounting
 principle, net of income taxes (Note 17) ..............................             --                --                 (48.5)
                                                                                  ----------        ----------        ----------
Net earnings (loss) ....................................................          $    47.5         $     2.6         $   (49.5)
Dividends on preferred stock ...........................................               (9.8)             (9.4)             (5.0)
                                                                                  ----------        ----------        ----------
Earnings (loss) attributable to common stock ...........................          $    37.7         $    (6.8)        $   (54.5)
                                                                                  ==========        ==========        ==========
Earnings (loss) per share (Notes 19, 20 and Exhibit 11):
Primary
 Earnings (loss) from continuing operations ............................          $     2.15        $     1.20        $    (0.09)
 Loss from discontinued operations, net of
    income taxes (Note 3) ..............................................             --                  (0.34)            (0.21)
 Loss on disposition of discontinued operations, net of
    income taxes (Note 3) ..............................................             --                  (1.26)          --
 Extraordinary charge, net of income taxes (Note 12) ...................             --                --                  (0.06)
 Cumulative effect of a change in accounting
    principle, net of income taxes (Note 17) ...........................             --                --                  (2.86)
                                                                                  ----------        ----------        ----------
       Net earnings (loss) .............................................          $     2.15        $    (0.40)       $    (3.22)
                                                                                  ==========        ==========        ==========
Fully diluted
 Earnings (loss) from continuing operations ............................          $     2.02        $     1.20        $    (0.09)
 Loss from discontinued operations, net of
    income taxes (Note 3) ..............................................             --                  (0.34)            (0.21)
 Loss on disposition of discontinued operations, net of
    income taxes (Note 3) ..............................................             --                  (1.26)          --
 Extraordinary charge, net of income taxes (Note 12) ...................             --                --                  (0.06)
 Cumulative effect of a change in accounting
    principle, net of income taxes (Note 17) ...........................             --                --                  (2.86)
                                                                                  ----------        ----------        ----------
       Net earnings (loss) .............................................          $     2.02        $    (0.40)       $    (3.22)
                                                                                  ==========        ==========        ==========

                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                     DECEMBER 31,
                                                                                                    (IN MILLIONS)
                                                                                           ----------------------------
                                                                                              1995              1994
                                                                                           ---------          ---------
ASSETS
Current assets:
   Cash and cash equivalents (Note 5) ........................................             $    7.7           $    7.4
   Accounts and notes receivable, net (Note 6) ...............................                 68.9               73.0
   Inventories (Note 7) ......................................................                 69.6               54.0
   Deferred income taxes (Note 13) ...........................................                 11.7               26.5
   Assets held for sale (Note 3) .............................................               --                   13.2
   Prepaid expenses and other ................................................                  3.3                3.5
                                                                                           ---------          ---------
      Total current assets ...................................................                161.2              177.6
Property, plant and equipment, net (Note 8) ..................................                565.4              560.2
Goodwill .....................................................................                 79.3               78.6
Other long-term assets (Notes 9 and 16) ......................................                 69.6               64.6
                                                                                           ---------          ---------
                                                                                           $  875.5           $  881.0
                                                                                           =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Notes 11 and 12) ....................             $    0.7           $    0.3
   Accounts payable and accrued liabilities (Note 10) ........................                 78.7               97.8
                                                                                           ---------          ---------
      Total current liabilities ..............................................                 79.4               98.1
Long-term debt (Notes 11 and 12) .............................................                174.5              185.8
Deferred income taxes (Note 13) ..............................................                116.9              122.7
Minority interest in consolidated joint venture (Note 14) ....................                 30.9               28.9
Long-term portion of postretirement benefit obligation (Note 17) .............                 76.8               82.0
Other long-term liabilities and deferred credits (Note 15) ...................                 22.0               26.4
                                                                                           ---------          ---------
                                                                                              500.5              543.9
                                                                                           ---------          ---------
Commitments and contingent liabilities (Notes 15, 16, 17 and 18)

Shareholders' equity (Notes 19 and 20):
   Preferred stock, $.05 par value, 10,000,000 shares authorized:
      $.70 Cumulative Convertible Series A, 1,994,000 shares
       issued and outstanding ................................................                 19.9               19.9
      $3.75 Convertible Exchangeable Series B, 914,000
       and 917,000 shares issued and outstanding .............................                 45.7               45.8
      $2.875 Cumulative Convertible Series D, 1,725,000 shares
       issued and outstanding ................................................                 86.3               86.3
   Common stock, $1.25 par value, 40,000,000 shares authorized,
      17,286,000 and 17,266,000 shares issued and outstanding ................                 21.6               21.6
   Capital in excess of par value ............................................                127.0              126.6
   Reinvested earnings .......................................................                 74.5               36.9
                                                                                           ---------          ---------
                                                                                              375.0              337.1
                                                                                           ---------          ---------
                                                                                           $  875.5           $  881.0
                                                                                           =========          =========

                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                                   (IN MILLIONS)
                                                                                  -------------------------------------------
                                                                                     1995              1994             1993
                                                                                  --------          --------          -------
OPERATING ACTIVITIES:
 Earnings from continuing operations ..................................           $  47.5          $   30.1          $   3.6
 Adjustments to reconcile earnings from continuing
    operations to net cash provided by (used in)
    operating activities:
      Depreciation, depletion and amortization ........................              40.3              39.4             38.5
      Deferred income tax expense (benefit) ...........................              15.5               6.8             (0.6)
      Amortization of debt issuance costs .............................               2.6               3.4              2.8
      Minority interest in earnings of consolidated
         joint venture ................................................               5.8               4.1              3.1
      Gain on sale of assets ..........................................              (1.5)             (1.2)          --
      Changes in operating assets and liabilities
         Decrease in accounts and notes receivable ....................               9.8               7.9              8.0
         (Increase) decrease in inventories ...........................             (15.5)              0.1              3.7
         (Increase) decrease in prepaid expenses and other ............               0.4            --                 (0.4)
         (Increase) in other long-term assets .........................              (1.7)             (2.0)            (1.6)
         Increase (decrease) in accounts payable and
           accrued liabilities ........................................             (24.7)              3.5             (3.8)
         Increase (decrease) in other long-term liabilities
           and deferred credits .......................................             (10.4)              0.5             (1.7)
 Net cash provided by (used in) discontinued operations ...............              (2.7)             (5.8)             1.5
                                                                                  --------          --------          -------
Net cash provided by operating activities .............................              65.4              86.8             53.1
                                                                                  --------          --------          -------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment ...........................             (32.9)            (28.6)           (13.4)
 Acquisitions, net of cash acquired ...................................             (12.6)            (16.1)            (2.9)
 Proceeds from asset sales ............................................               7.0               3.7              0.7
 Other ................................................................              (0.3)             (2.4)             0.7
 Net cash provided by (used in) discontinued operations ...............               1.2              (7.1)            (4.1)
                                                                                  --------          --------          -------
Net cash used in investing activities .................................             (37.6)            (50.5)           (19.0)
                                                                                  --------          --------          -------
FINANCING ACTIVITIES:
 Additions to long-term debt (Note 12) ................................            --                   3.6           --
 Reductions in long-term debt (Note 12) ...............................             (12.7)           (111.6)           (25.4)
 Proceeds from sale of preferred stock ................................            --                  86.3           --
 Dividends (Note 19) ..................................................              (9.8)             (6.5)            (5.0)
 Distributions to minority interest ...................................              (3.8)             (3.8)            (4.3)
 Securities issuance costs ............................................              (1.2)             (4.3)            (3.5)
 Premium on early extinguishment of debt (Note 12) ....................            --                --                 (1.0)
                                                                                  --------          --------          -------
Net cash used in financing activities .................................             (27.5)            (36.3)           (39.2)
                                                                                  --------          --------          -------
Net increase (decrease) in cash and cash equivalents ..................               0.3            --                 (5.1)
Cash and cash equivalents at the beginning of the year ................               7.4               7.4             12.5
                                                                                  --------          --------          -------
Cash and cash equivalents at the end of the year ......................           $   7.7          $    7.4          $   7.4
                                                                                  ========          ========          =======

                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                       (IN MILLIONS)
                                                     ---------------------------------------------------------------------------
                                                         PREFERRED STOCK            COMMON STOCK           CAPITAL
                                                     -----------------------    ----------------------  IN EXCESS OF   REINVESTED
                                                       SHARES        AMOUNT       SHARES       AMOUNT     PAR VALUE     EARNINGS
                                                     ---------     ---------    ---------    ---------    ---------     -------
Balance at December 31, 1992...................           3.0      $   67.9         16.9     $   21.2     $  126.6      $ 100.7

 Net loss......................................             -             -            -            -            -        (49.5)
 Dividends on preferred stock..................             -             -            -            -            -         (5.0)
 Exercise of stock options.....................             -             -          0.1          0.1         (0.1)        (0.8)
 Tax benefit from exercise of stock options....             -             -            -            -          1.1            -
                                                     ---------     ---------    ---------    ---------    ---------     -------
Balance at December 31, 1993...................           3.0      $   67.9         17.0     $   21.3     $  127.6      $  45.4

 Net earnings..................................             -             -            -            -            -          2.6
 Issuance of Series D Preferred Stock..........           1.7          86.3            -            -            -            -
 Dividends on preferred stock..................             -             -            -            -            -         (9.4)
 Issuance expenses of capital stock............             -             -            -            -         (4.0)           -
 Exercise of stock options.....................             -             -          0.2          0.2         (0.2)        (1.6)
 Tax benefit from exercise of stock options....             -             -            -            -          1.8            -
 Other.........................................          (0.1)         (2.2)         0.1          0.1          1.4         (0.1)
                                                     ---------     ---------    ---------    ---------    ---------     -------

Balance at December 31, 1994...................           4.6      $  152.0         17.3     $   21.6     $  126.6      $  36.9

 Net earnings..................................             -             -            -            -            -         47.5
 Dividends on preferred stock..................             -             -            -            -            -         (9.8)
 Exercise of stock options.....................             -             -            -            -          0.2         (0.1)
 Tax benefit from exercise of stock options....             -             -            -            -          0.1            -
 Other.........................................             -          (0.1)           -            -          0.1            -

                                                     ---------     ---------    ---------    ---------    ---------     -------
Balance at December 31, 1995...................           4.6      $  151.9         17.3     $   21.6     $  127.0      $  74.5
                                                     =========     =========    =========    =========    =========     =======

                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

         Southdown, Inc. (Southdown or the Company) engages in the production and marketing of cement and concrete products. The Company operates eight manufacturing facilities and seven quarrying sites and utilizes a network of 19 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cements, primarily in the Ohio valley and the southwestern and southeastern regions of the United States. The Company is also vertically integrated in the regional vicinity of its two largest cement plants, with ready-mixed concrete operations serving markets in Florida and southern California. For information regarding the relative importance of the Company's business segments see Note 4 of Notes to Consolidated Financial Statements. Beginning in mid-1990, through the fourth quarter of 1994, the Company was also engaged in the environmental services business, which involved the collection and processing of hazardous waste into hazardous waste derived fuel (HWDF) that, together with tires and other waste materials, were utilized in certain of the Company's cement kilns as supplements to conventional fuels. The environmental services business was discontinued in the fourth quarter of 1994. (See also Note 3 of Notes to Consolidated Financial Statements.)

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

         STATEMENT OF CONSOLIDATED CASH FLOWS SUPPLEMENTAL DISCLOSURES - For purposes of the Statement of Consolidated Cash Flows, short-term investments which have an original maturity of three months or less are considered cash equivalents. Cash payments for income taxes totaled $12.1 million in 1995, $300,000 in 1994 and $2.8 million in 1993. In addition, the Company paid a $7.6 million tax assessment in January 1995 as a result of an Internal Revenue Service audit of prior year federal income tax returns. During 1993 the Company received a $15.7 million federal income tax refund from the carryback of tax losses. Interest paid, net of amounts capitalized was $24.3 million, $26.6 million and $36.4 million in 1995, 1994 and 1993, respectively. Interest capitalized was $1.5 million, $2.0 million and $700,000 in 1995, 1994 and 1993, respectively. Noncash investing activities in 1995 included (i) the assumption of $4.1 million in liabilities as partial consideration for the acquisition of six ready-mixed concrete batch plants and (ii) the receipt of $8.4 million in notes receivable as partial consideration in connection with the sale of the Company's remaining hazardous waste processing facilities. Noncash investing activities in 1993 included the sale of a hazardous waste processing facility for preferred stock which the Company valued at $4.8 million and the exchange of $9.2 million in accounts and notes receivable and the assumption of $6.8 million in liabilities as partial consideration for the acquisition from the debtors of five ready-mixed concrete batch plants and one aggregate quarry. In conjunction with the $48.5 million noncash charge in 1993 for the cumulative effect of a change in accounting principle, the Company also recorded a charge to deferred income taxes of $25.9 million and a credit to postretirement benefit obligations of $74.4 million.

         INVENTORIES - Inventories are valued at the lower of cost (which includes material, labor and manufacturing overhead) or market. The valuation of cement inventories is determined on the last-in, first-out (LIFO) method. The valuation of the remaining inventories, primarily parts and supplies, is determined on the first-in, first-out (FIFO) or average cost method. (See also Notes 2 and 7 of Notes to Consolidated Financial Statements.)

         PROPERTY, PLANT AND EQUIPMENT - The Company capitalizes all direct and certain indirect expenditures incurred in conjunction with the acquisition or construction of major facilities. Depreciation and amortization of these capitalized costs commence when the completed facility is placed in service. Depreciation and amortization of property, plant and equipment are computed primarily on a straight-line basis over estimated useful lives of the related assets, ranging from three to fifty years. On average, buildings and improvements are depreciated based on a 50 year life; machinery and equipment are depreciated over estimated useful lives ranging from ten to 35 years; office furniture, fixtures and equipment over lives ranging from five to ten years and mobile equipment over lives ranging from four to 25 years. Depletion of mineral rights is computed on the units-of-production method. Certain costs and expenses associated with the acquisitions of various facilities have been capitalized and are being amortized over the estimated useful lives of the related assets. Gain or loss is generally reflected in earnings upon the retirement or sale of property, plant and equipment. (See also Note 8 of Notes to Consolidated Financial Statements.)

         ENVIRONMENTAL EXPENDITURES - Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of property owned by the Company, mitigate or prevent environmental contamination that has yet to occur, or that are incurred in anticipation of a sale of property are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated, whether or not this coincides with the completion of a remediation investigation/feasibility study or the Company's commitment to a formal plan of action. Such estimates are revised as additional information becomes known. (See also Note 18 of Notes to Consolidated Financial Statements.)

         GOODWILL - The excess of cost over the fair value of net assets of businesses acquired is amortized, on a straight-line basis, over periods ranging from 15 to 40 years. Such amortization amounted to $2.7 million, $2.5 million and $2.4 million in 1995, 1994 and 1993, respectively. Accumulated amortization of goodwill was $16.5 million and $13.8 million as of December 31, 1995 and 1994, respectively. The Company utilizes estimates of undiscounted future cash flows of the acquired operations to evaluate any possible impairment of the related goodwill.

         INCOME RECOGNITION ON IMPAIRED LOANS - Interest income is recognized on impaired loans using a combination of the cost recovery and the cash basis methods. The Company recognized no material amounts of interest income on impaired loans during the years ended December 31, 1995 and 1994 and recognized approximately $700,000 of such interest income in 1993.

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

         Effective January 1, 1993, the Company revised its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax assets for all existing potential future tax benefits subject to an impairment valuation based on the likelihood of realization. There was no cumulative effect on the Company's consolidated financial statements resulting from the adoption of SFAS No. 109. (See also Note 13 of Notes to Consolidated Financial Statements.)


NOTE 2 - CHANGE IN INTERIM PERIOD ACCOUNTING METHOD:

         For interim reporting purposes, the Company previously charged cost of goods sold for its cement manufacturing operations on the basis of predetermined standard cost estimates established by management. The Company deferred as a charge or credit to inventory any difference between actual manufacturing costs and the standard. At year-end, any difference remaining between the result at standard cost and actual cost was charged or credited to cost of goods sold. In the fourth quarter of 1995, the Company changed the method of accounting for its Cement segment cost of goods sold in interim periods to reflect actual costs on a quarterly basis rather than a standard cost. Management believes that the change, which has been recorded as if it occurred at the beginning of fiscal year 1995, is preferable as the new method is consistent with the predominant method used by the Company's publicly-traded industry peers. Because any difference remaining between the results at standard cost and actual cost was always charged or credited to cost of goods sold at the end of each year, there is no cumulative effect of this change in accounting method. In 1995, as a result of the fourth quarter change in accounting method, quarterly results differ from amounts previously reported on the Forms 10-Q for each of the first three quarters of the year. A reconciliation of earnings from operations before interest and taxes, net income and earnings per share to amounts previously reported is presented under the caption "Selected Quarterly Financial Data".

NOTE 3 - DISCONTINUED ENVIRONMENTAL SERVICES SEGMENT:

         During the fourth quarter of 1994, the Company adopted a formal plan to exit the environmental services business and recorded a $21.6 million charge to earnings to reflect (i) the difference between the book value of the environmental services assets and the estimated proceeds from the disposal of those assets and (ii) the estimated losses to be incurred prior to the sale of the assets and other direct costs of exiting the business. During April 1995, the Company sold all the outstanding shares of stock of its remaining hazardous waste processing facilities for a combination of $11.8 million in cash and notes plus certain working capital items. The Company remains contingently liable for certain environmental remediation issues, known and unknown, under the indemnification provisions of the sales agreements. (See also Notes 15 and 18 of Notes to Consolidated Financial Statements.)

NOTE 4 - BUSINESS SEGMENT INFORMATION:

         Operating results and certain other financial data for the Company's principal business segments for and at the end of each year presented are as follows:

                                                                 (IN MILLIONS)
                                               -------------------------------------------------
                                                    1995             1994              1993
                                               -------------    --------------    --------------
Contributions to revenues:
  Cement.....................................  $      419.1     $       397.5     $       369.5
  Concrete Products..........................         219.2             208.1             176.3
  Intersegment sales.........................         (42.2)            (45.3)            (38.1)
                                               -------------    --------------    --------------
                                               $      596.1     $       560.3     $       507.7
                                               =============    ==============    ==============
Contributions to operating earnings (loss):
  Cement.....................................  $      112.7     $        91.2     $        81.9
  Concrete Products..........................           7.9               9.3              (1.6)
  Corporate overhead
   General and administrative................         (21.6)            (25.1)            (28.9)
   Depreciation, depletion and amortization..          (4.2)             (5.0)             (4.3)
   Miscellaneous income (losses).............           2.7               1.3              (2.8)
                                               -------------    --------------    --------------
                                               $       97.5     $        71.7     $        44.3
                                               =============    ==============    ==============
Identifiable assets, end of year
  Cement.....................................  $      606.7     $       596.1     $       591.6
  Concrete Products..........................         145.4             130.3             128.0
  Discontinued Environmental Services........             -              19.1              39.6
  Other......................................         123.4             135.5             147.8
                                               -------------    --------------    --------------
                                               $      875.5     $       881.0     $       907.0
                                               =============    ==============    ==============

Depreciation, depletion and amortization
  Cement.....................................  $       27.1     $        25.8     $        25.9
  Concrete Products..........................           9.0               8.7               8.3
  Other......................................           6.8               8.3               7.1
                                               -------------    --------------    --------------
                                               $       42.9     $        42.8     $        41.3
                                               =============    ==============    ==============
Capital expenditures:
  Cement.....................................  $       25.1     $        16.8     $         8.5
  Concrete Products..........................           6.7               9.4               3.5
  Other......................................           1.1               2.6               1.4
                                               -------------    --------------    --------------
                                               $       32.9     $        28.8     $        13.4
                                               =============    ==============    ==============

         The Cement segment includes the operations of seven quarrying sites, eight manufacturing facilities and a network of 19 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cement. The Concrete Products segment includes primarily the production and sale of ready-mixed concrete, and to a lesser extent, the sale of construction aggregate and concrete block. Corporate overhead is generally not allocated to the operating segments. All of the Company's operations are conducted in the United States. Intersegment sales occur primarily between the Company's Florida cement manufacturing plant and the Florida concrete products operations and the Company's southern California cement manufacturing plant and the related California concrete products operations. Intersegment sales are accounted for at prices which approximate market prices and are eliminated for purposes of preparing consolidated financial statements. Capital expenditures shown above exclude capital acquisitions of $12.6 million, $16.1 million and $2.9 million, respectively, for the years ended December 31, 1995, 1994 and 1993.

NOTE 5 - CASH AND CASH EQUIVALENTS:
                                                           DECEMBER 31,
                                                          (IN MILLIONS)
                                                  ---------------------------
                                                      1995            1994
                                                  ------------    -----------

Cash on hand and demand deposits..............    $       5.7     $       4.5
Commercial paper, certificates of deposit
  and repurchase agreements - at cost, which
  approximates market value...................            2.0             2.9
                                                  ------------    -----------
                                                  $       7.7     $       7.4
                                                  ============    ===========

         There is no requirement for the Company to maintain compensating balances under any of the agreements with the Company's lending banks.


NOTE 6 - ACCOUNTS AND NOTES RECEIVABLE:
                                                  DECEMBER 31,
                                                 (IN MILLIONS)
                                          ----------------------------
                                              1995            1994
                                          ------------    ------------
Trade accounts and notes receivable..     $      72.7     $      76.9
Allowance for doubtful accounts......            (8.8)           (7.2)
                                          ------------    ------------
                                                 63.9            69.7
Other receivables....................             5.0             3.3
                                          ------------    -----------
                                          $      68.9     $      73.0
                                          ============    ===========


         SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - A majority of the Company's receivables are from users of portland cement, such as ready-mixed concrete producers and manufacturers of concrete products such as blocks, roof tile, pipe and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, construction contractors and, particularly from the Texas plant, oil well cementing companies. During the years ended December 31, 1995, 1994 and 1993 approximately 57%, 47% and 52%, respectively, of the Texas plant's cement sales volume consisted of oil well cement sales and the balance represented sales to local construction markets. Approximately 14%, 15% and 15%, respectively, of the cement sold by the Company's California plant in the years ended December 31, 1995, 1994 and 1993 was sold to the Company's ready-mixed concrete operations in California and approximately 37%, 41% and 37%, respectively, of the cement sold by the Florida plant in the years ended December 31, 1995, 1994 and 1993 was sold to the Company's Florida concrete products operations. The Company is a major producer of ready-mixed concrete in southern California, and a major producer and supplier of such products throughout Florida. There were no sales to any single third-party customer which aggregated in excess of 10% of consolidated revenues for 1995, 1994 or 1993.
                                       48

         An analysis of the activity in the allowance for doubtful accounts follows:

                                         YEARS ENDED DECEMBER 31,
                                              (IN MILLIONS)
                                ------------------------------------------
                                    1995           1994           1993
                                -----------    ------------    ------------
Beginning balance.............  $      7.2     $       7.0     $       6.2
Additions charged to expense..         3.6             4.8             4.3
Accounts written off..........        (2.2)           (5.3)           (3.6)
Recoveries....................         0.2             0.7             0.1
                                -----------    ------------    ------------
Ending balance................  $      8.8     $       7.2     $       7.0
                                ===========    ============    ============


         RESTRUCTURED ACCOUNTS RECEIVABLE - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. This practice became more prevalent during 1992 and continued during 1993 and 1994, particularly in the southern California market area where many of the Company's customers have been adversely affected by the prolonged recession in the construction industry in that region. Three such customers were indebted to the Company at December 31, 1995 in the amount of $13.9 million. At December 31, 1995, the related allowance for doubtful accounts attributable to the receivables of these three customers aggregated $5.8 million.

         In February 1995, one of the three customers filed for protection under Chapter 11 of the United States Bankruptcy Code and the Company is presently evaluating its options for collection of outstanding balances. Also in February 1995, a second of these three customers restructured its debt which resulted in the Company becoming a secured creditor. In August 1995, the third customer of this group restructured its debt with the Company resulting in an extension of the maturity date of the note until August 1997.

         In the opinion of management, the Company is adequately reserved for credit risks related to these and its other potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.


NOTE 7 - INVENTORIES:
                                           DECEMBER 31,
                                          (IN MILLIONS)
                                  ---------------------------
                                      1995            1994
                                  ------------    -----------
Finished goods...............     $      18.6     $      15.1
Work in process..............            14.6             6.5
Raw materials................             6.5             4.6
Parts and supplies...........            29.9            27.8
                                  ------------    -----------
                                  $      69.6     $      54.0
                                  ============    ===========

         Inventories valued on the LIFO method were $30.4 million at December 31, 1995 and $19.2 million at December 31, 1994 compared with current costs of $39.1 million and $27.5 million, respectively.

                                       49

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT:
                                                     DECEMBER 31,
                                                    (IN MILLIONS)
                                            ----------------------------
                                                1995            1994
                                            ------------    ------------
Land (at cost):
  Cement.................................   $      32.4     $      31.8
  Concrete Products......................          24.8            22.1
  Corporate and other....................           2.6             0.4
                                            ------------    -----------
                                                   59.8            54.3
                                            ------------    -----------
Plant and Equipment (at cost):
  Cement.................................         713.7           697.1
  Concrete Products......................         106.2            97.8
  Corporate and other....................          15.7            17.0
                                            ------------    -----------
                                                  835.6           811.9
                                            ------------    -----------
Less accumulated depreciation, depletion
  and amortization                               (330.0)         (306.0)
                                            ------------    ------------
                                            $     565.4     $     560.2
                                            ============    ===========
NOTE 9 - OTHER LONG-TERM ASSETS:
                                                              DECEMBER 31,
                                                             (IN MILLIONS)
                                                     ---------------------------
                                                         1995            1994
                                                     ------------    -----------
Prepaid pension costs (Note 16)..................... $      25.1     $      23.4
Long-term trade and other receivables...............        21.0            15.3
Unamortized debt issuance costs (1).................         6.4             7.5
Land held for sale (2)..............................         7.2             7.3
Net present value of purchased supply contracts (3).         4.9             5.4
Other...............................................         5.0             5.7
                                                     ------------    -----------
                                                     $      69.6     $      64.6
                                                     ============    ===========
-------------

(1) Costs and expenses associated with the issuance of certain of the Company's senior debt and senior subordinated notes. Debt issuance costs are being amortized over the respective terms of the debt.

(2) Includes various non-income producing real estate parcels offered for sale.

(3) Two contracts to supply flyash through 1999 and 2004, respectively, were acquired in conjunction with the purchase of Moore McCormack Resources, Inc. (Moore McCormack) in 1988. The supply contracts were recorded at their net present values at the date of acquisition and are being amortized over the respective lives of the contracts.

                                       50

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
                                                                  DECEMBER 31,
                                                                 (IN MILLIONS)
                                                               ----------------
                                                                1995      1994
                                                               ------    ------
Trade accounts payable......................................   $24.3     $ 28.4
Accrued compensation and benefits...........................    15.2       16.4
Accrued liabilities, trade..................................    12.9       14.4
Accrued interest payable....................................     4.2        4.4
Accrued taxes, other........................................     3.5        3.8
Accrued environmental remediation costs.....................     3.4        4.2
Current portion of postretirement benefit obligation........     3.0        3.0
Accrued dividends on preferred stock........................     3.0        3.0
Current portion of liabilities for discontinued operations..     1.0        2.2
Accrued loss contingencies on discontinued environmental
  services segment..........................................     1.1        6.3
Income tax liability........................................       -        4.7
Other accrued liabilities...................................     7.1        7.0
                                                               ------    ------
                                                               $78.7     $ 97.8
                                                               ======    ======

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Except for long-term debt, the carrying amounts of the Company's assets and liabilities which are considered to be financial instruments approximate their value. The estimated fair value amounts for the Company's long-term debt as of December 31, 1995 and 1994 have been determined by the Company using appropriate valuation methodologies and information available to management at that time. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The fair value of the Company's long-term debt was estimated based on the quoted market prices for similar issues or on the current rates available to the Company for debt with similar terms and remaining maturities.
                                        DECEMBER 31,
                                        (IN MILLIONS)
                  ---------------------------------------------------------
                             1995                            1994
                  --------------------------     --------------------------
                   CARRYING         FAIR          CARRYING         FAIR
                    AMOUNT          VALUE          AMOUNT          VALUE
                  ----------     -----------     ----------     -----------
Long-term debt... $    175.2     $     190.5     $    186.1     $     200.5
                  ==========     ===========     ==========     ===========

           The Company held no derivative financial instruments as of December 31, 1995 or 1994.
                                       51
NOTE 12 - LONG-TERM DEBT:

                                                            DECEMBER 31,
                                                           (IN MILLIONS)
                                                     -------------------------
                                                         1995            1994
                                                     ------------    ----------
Senior debt:
  Revolving credit facility......................... $      11.3     $    22.6
  Industrial development and pollution control bonds        39.3          40.0
  Other.............................................         2.4           1.6
Subordinated debt:
  14% senior subordinated notes.....................       122.2         121.9
                                                     ------------    ----------
                                                           175.2         186.1
Less current maturities.............................        (0.7)         (0.3)
                                                     ------------    ----------
                                                     $     174.5     $   185.8
                                                     ============    ==========

         REVOLVING CREDIT FACILITY - On November 3, 1995, the Company entered into a new restated revolving credit facility (Revolving Credit Facility) with Wells Fargo Bank, N.A., in its individual capacity and as agent; Societe Generale, Southwest Agency; Credit Suisse; Caisse Nationale De Credit Agricole; an affiliate of Canadian Imperial Bank of Commerce; Banque Paribas; The Bank of Nova Scotia and The First National Bank of Boston. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company, a Kentucky general partnership, are pledged to secure the revolving credit facility.

         The Revolving Credit Facility remains at $200 million, the same size as the Company's previous revolving credit facility, but (i) extends the maturity to October 30, 2000, (ii) provides the Company with enhanced flexibility under certain restrictive covenants and (iii) allows the Company to redeem or repurchase subordinated debt and capital stock within certain limits. The Revolving Credit Facility also permits the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Revolving Credit Facility contains various negative and affirmative covenants and cross default provisions and customary conditions to borrowing. Borrowings under the Revolving Credit Facility bear interest at margins either at or above a prime rate or above LIBOR as selected by the Company from time-to-time. At December 31, 1995, the interest rate under the Revolving Credit Facility was approximately 7.2%. As of December 31, 1995, there were $11.3 million of borrowings and $60.5 million in letters of credit outstanding under the Revolving Credit Facility and $17.4 million reserved under a Keepwell Agreement leaving $110.8 million of unused capacity.

         Prior to February 1996, the Company's borrowing capacity under its Revolving Credit Facility was restricted to the extent of $17.4 million for potential funding of obligations under a Keepwell Agreement between the Company and the U.S. Maritime Administration (MARAD) related to certain shipping operations owned previously by Moore McCormack. Certain of the Company's contingent obligations to MARAD and the restriction on the Company's borrowing capacity under the Revolving Credit Facility were terminated pursuant to February 13, 1996 agreements by and among the Company, MARAD and the successor company to the shipping operations.

         INDUSTRIAL DEVELOPMENT AND POLLUTION CONTROL BONDS - The industrial development and pollution control bonds were issued by various state or local financing authorities and are due on various dates through the year 2006. The obligations bear interest, which is nontaxable to the

                                       52

payees, at varying rates ranging from approximately 50% of the prevailing prime rate to 5.5%. The obligations are secured by irrevocable letters of credit issued under the Revolving Credit Facility or by liens on the pollution control equipment.

         12% SENIOR SUBORDINATED NOTES - On January 5, 1994 the Company borrowed $47 million under its revolving credit facility to redeem $45 million principal amount of 12% Notes due in 1997 and to pay the redemption premium and accrued interest thereon. The Company recorded a $1.6 million extraordinary charge ($1.0 million net of tax) as of December 31, 1993 to reflect the redemption premium on the early extinguishment of the debt. The Company redeemed the remaining $45 million outstanding principal amount of 12% Notes at par on May 1, 1994 with borrowings under the Company's revolving credit facility.

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

         The Notes were issued pursuant to an Indenture dated as of October 15, 1991 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee. During 1992 all of the Notes were exchanged in a registered exchange offer for $125 million aggregate principal amount of the Company's 14% Senior Subordinated Notes Due 2001, Series B (14% Notes) pursuant to a Registration Rights Agreement entered into at the time of the private placement. The 14% Notes were also issued under an indenture dated as of October 15, 1991 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, (Indenture) and the terms of the 14% Notes and such Indenture are substantially identical to those of the Notes and the original indenture. The 14% Notes pay interest semiannually, mature on October 15, 2001 and are noncallable until October 15, 1996, after which the 14% Notes are callable at the option of the Company, in whole or in part, at any time upon thirty days' notice at 105.25% of the principal amount, declining ratably to par on or after October 15, 1999. The 14% Notes are subordinate in right of payment to all existing and future senior debt, as defined, of the Company, rank on a parity with all existing and future senior subordinated debt, as defined, of the Company, and rank senior to all other existing and future subordinated debt of the Company. The Indenture includes affirmative and negative covenants which in certain instances restrict, among other things, incurrence of additional indebtedness, certain sales of assets and subsidiary stock, certain mergers and consolidations and dividends and distributions. Each Warrant is initially exercisable for one share of Common Stock of the Company at a price of $16.00, subject to certain anti-dilution adjustments. (See also Note 19 of Notes to Consolidated Financial Statements.) The Warrants expire on October 31, 1996.

         On February 14, 1996, the Company commenced a tender offer (Offer) to purchase its 14% Notes for cash. The Offer is conditioned on, among other things, the availability to the Company of funds from a private placement of new subordinated notes and, if necessary, borrowings under the Revolving Credit Facility sufficient to pay the aggregate purchase price and all related costs and expenses of the Offer on terms and conditions satisfactory to the Company, in its sole discretion, and other customary conditions. The consideration offered for the 14% Notes is the greater of (i) 109% of the aggregate principal amount, or (ii) a price calculated from a yield to October 15, 1996 (the
                                       53

earliest date on which the 14% Notes can be redeemed) equal to the sum of (a) the yield on a specified treasury note (Reference Security) based on the bid price for the Reference Security on February 28, 1996 plus (b) 50 basis points, plus, in either case (i) or (ii), accrued and unpaid interest up to the payment date for the Offer. The Offer will expire at midnight, New York City time, on March 13, 1996, unless extended by the Company. Any 14% Notes not tendered to and purchased by the Company pursuant to the Offer will remain outstanding and would rank PARI PASSU with the new notes. The Company may, after the Offer, acquire or otherwise retire any remaining 14% Notes. While the Company currently anticipates that any 14% Notes remaining outstanding after the Offer will be redeemed or otherwise retired, there can be no assurances as to which, if any, of its alternatives with respect to any remaining 14% Notes the Company may pursue. The premium and unamortized debt issuance costs associated with the repurchase and retirement prior to maturity of the 14% Notes, net of income tax, will be recorded as an extraordinary charge in the period in which the 14% Notes are retired.

         ANNUAL AGGREGATE MATURITIES OF LONG-TERM DEBT - The approximate aggregate payments due in future years on long-term debt as of December 31, 1995 are as follows:

                                                        (IN MILLIONS)

               1996 ..................................  $     0.7
               1997 ..................................        1.4
               1998 ..................................       26.9
               1999 ..................................        0.1
               2000 ..................................        0.1
               Thereafter ............................      146.0
                                                        ---------
                                                        $   175.2

NOTE 13 - INCOME TAXES:

         The Company adopted SFAS No. 109 effective January 1, 1993. SFAS No. 109 supersedes SFAS No. 96, "Accounting for Income Taxes" which was adopted by the Company in 1988. There was no cumulative effect on the Company's financial statements resulting from the adoption of SFAS No. 109. Under the requirements of SFAS No. 109, the Company recorded a charge of approximately $2.5 million in 1993 to recognize the increase in the deferred tax liability as a result of a one percent increase in the maximum federal income tax rate for corporations.

                                       54

         The following table provides a breakdown of the current and deferred components of the provisions for federal and state income taxes attributable to the earnings from continuing operations before income taxes and before extraordinary charges and the cumulative effect of a change in accounting principle.

                                                       YEARS ENDED DECEMBER 31,
                                                           (IN MILLIONS)
                                         -------------------------------------------------
                                              1995             1994              1993
                                         -------------    --------------    --------------
Federal income tax expense:
  Current............................    $        6.9     $         6.2     $          .8
  Deferred...........................            14.5               6.4                .9
State income tax expense (benefit):
  Current............................              .9                .9                .2
  Deferred...........................             1.0                .4               (.5)
                                         -------------    --------------    --------------
                                         $       23.3     $        13.9     $         1.4
                                         =============    ==============    ==============

         The tax benefit allocated to the loss from discontinued operations was $3.0 million and $1.7 million for the years ended December 31, 1994 and 1993, respectively. The tax benefit allocated to the loss on disposition of discontinued operations was $9.8 million for the year ended December 31, 1994.

         A reconciliation between the income tax expense recognized in the Company's Statement of Consolidated Earnings and the income tax expense computed by applying the statutory federal income tax rate to the earnings from continuing operations before income taxes and before extraordinary charge and the cumulative effect of a change in accounting principle follows:

                                                                         YEARS ENDED DECEMBER 31, (IN MILLIONS)
                                                      -----------------------------------------------------------------------------
                                                                1995                       1994                       1993
                                                      ----------------------      ----------------------      ---------------------
                                                       AMOUNT        PERCENT       AMOUNT        PERCENT       AMOUNT       PERCENT
                                                      --------      --------      --------      --------      --------      -------
Earnings from continuing operations
  before income taxes and before the
  extraordinary charge and the effect
  of a change in accounting principle ...........     $  70.8           --        $  44.0           --        $   5.0          --
                                                      ========                    ========                    ========
Income tax expense
 computed at statutory rate .....................     $  24.8          35.0%      $  15.4          35.0%      $   1.7         35.0%
Benefit of statutory depletion ..................        (4.0)         (5.6)         (3.6)         (8.2)         (3.4)       (68.9)
Cumulative effect of increase in
  statutory rate ................................         --            --            --            --            2.5         50.4
Effect of non-deductible goodwill ...............         0.7           1.0           0.7           1.6           0.7         13.8
Effect of state income tax
     expense (benefit) ..........................         1.3           1.8           0.8           1.9          (0.2)        (4.9)
Other ...........................................         0.5           0.7           0.6           1.3           0.1          3.2
                                                      --------      --------      --------      --------      --------      -------
                                                      $  23.3          32.9%      $  13.9          31.6%      $   1.4         28.6%
                                                      ========      ========      ========      ========      ========      =======

         The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109, and represents the change in the Company's deferred income tax liability during each year, including the effect of any enacted tax rate changes. A deferred income tax liability or asset is recognized for temporary differences between the tax bases of assets and liabilities and their reported
                                       55

amounts in the financial statements that will result in net taxable or deductible amounts in future years as well as the recognition, in certain instances, of the tax effects of operating loss and tax credit carryforwards.

         Significant components of the Company's net deferred tax liability as of December 31, 1995 and 1994 were as follows:
                                                  YEARS ENDED DECEMBER 31,
                                                       (IN MILLIONS)
                                                  ------------------------
                                                     1995           1994
                                                  ----------     ---------
Deferred tax liabilities:
    Differences between book and tax bases of
         property, plant and equipment........    $   151.4      $   151.3
    Assets of overfunded pension plan.........          9.6            9.0
    Other.....................................         14.3           15.5
                                                  ----------     ---------
                                                      175.3          175.8
                                                  ----------     ---------
Deferred tax assets:
    Postretirement benefit obligation.........         30.6           32.5
    Reserves not currently deductible.........         14.6           21.8
    Deferred state income taxes...............          6.2            5.8
    Operating loss carryforwards..............          4.7           11.8
    Tax credit carryforwards..................          5.0            7.1
    AMT credit carryforwards..................         14.1            5.7
    Other.....................................            -            0.4
                                                  ----------     ---------
                                                       75.2           85.1
    Valuation allowance.......................         (5.1)          (5.5)
                                                  ----------     ----------
                                                       70.1           79.6
                                                  ----------     ---------
Net deferred tax liability....................    $   105.2      $    96.2
                                                  ==========     =========

         The Company has provided a valuation allowance of $5.1 million against deferred tax assets recorded as of December 31, 1995. As of December 31, 1994 the valuation allowance was $5.5 million. The decrease is attributable to the anticipated use on the 1995 federal income tax return of investment tax credits acquired in prior business combinations and for which no tax benefit was recognized at the time of acquisition. Accordingly, in 1995 goodwill has been reduced by $0.4 million. The remaining valuation allowance will be allocated to reduce goodwill and other noncurrent intangible assets in future periods if realization of tax credit and net operating loss carryforwards acquired as a result of business combinations that occurred in prior years becomes more likely than not.

         The Company has included in its calculation of the net deferred income tax liability the tax benefits related to net operating loss carryforwards of $13.2 million after valuation allowance of $0.1 million, net investment tax credit carryforwards of $5.0 million offset by a valuation allowance of $5.0 million and an alternative minimum tax carryforward of $14.1 million. If not used, the net operating loss and investment tax credit carryforwards will expire between 1998 and 2007 and between 1996 and 2005, respectively.
                                       56

         The consolidated federal income tax returns of the Company have been examined through 1992 and various state income tax returns are presently under examination. In the opinion of management, adequate provision has been made at December 31, 1995 for income taxes that might be due as a result of these audits and any resulting assessments will have no material effect on the Company's consolidated earnings.

NOTE 14 - MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE:

         Kosmos Cement Company (Kosmos Cement) is a partnership which includes a cement plant located in Kosmosdale, Kentucky and a cement plant located near Pittsburgh, Pennsylvania along with related terminals and facilities. The partnership is 25% owned by Lone Star Cement, Inc. (Lone Star) and operated and 75% owned by the Company. The Company's Consolidated Balance Sheet includes 100% of the assets and liabilities of Kosmos Cement. Lone Star's 25% interest in Kosmos Cement and the earnings therefrom have been reflected as "Minority interest in consolidated joint venture" and "Minority interest in earnings of consolidated joint venture" on the Company's Consolidated Balance Sheet and Statement of Consolidated Earnings, respectively.

NOTE 15 - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:
                                                          DECEMBER 31,
                                                         (IN MILLIONS)
                                                  ---------------------------
                                                      1995            1994
                                                  ------------    -----------
Accrued loss contingencies on discontinued
   environmental services segment...............  $       4.4     $       5.4
Estimated liabilities of discontinued Moore
    McCormack operations........................          4.4             8.1
Deferred payment obligation.....................          7.7             7.7
Supplemental pension liabilities................          3.5             3.9
Other...........................................          2.0             1.3
                                                  ------------    -----------
                                                  $      22.0     $      26.4
                                                  ============    ===========

         DISCONTINUED ENVIRONMENTAL SERVICES SEGMENT - The Company is contingently liable for certain environmental issues under the indemnification provisions of sales agreements associated with the discontinued environmental services operations. (See Note 3 of Notes to Consolidated Financial Statements.)

         DISCONTINUED MOORE MCCORMACK OPERATIONS - As part of the acquisition of Moore McCormack in 1988, the Company assumed certain fixed and contingent liabilities pursuant to certain guarantees and undertakings related to operations that had been previously discontinued by Moore McCormack. As of December 31, 1995 and 1994 such estimated liabilities totaled $5.4 million and $10.3 million, respectively, $1.0 million and $2.2 million of which were included in current liabilities in 1995 and 1994, respectively.

         In conjunction with the Company's acquisition of Moore McCormack, Southdown assumed an obligation to MARAD under a Keepwell Agreement whereby the Company would keep up to $20 million available under its revolving credit facility for cash flow deficiencies of the former Moore McCormack shipping operations equal to certain of Moore McCormack's obligations to MARAD. There were no outstanding advances under the Keepwell Agreement as of December 31, 1995 and 1994. The Company's contingent obligation to MARAD had declined to $17.4 million as of
                                       57

December 31, 1995. The Keepwell Agreement, as well as the associated restriction on the Company's borrowing capacity, was terminated pursuant to February 1996 agreements by and among the Company, MARAD and the successor company to the shipping operations.

         DEFERRED PAYMENT OBLIGATION - In connection with the July 1990 purchase of a hazardous waste processing facility from an affiliate of Browning-Ferris Industries, Inc. (BFI), the Company assumed a conditional payment obligation payable to the former shareholders of the BFI subsidiary.

         SUPPLEMENTAL PENSION LIABILITIES - A small number of former employees and retirees of the Company are eligible for payments under supplemental pension agreements. Under such arrangements, the present value of probable future cash outlays was accrued during the expected service life of the employee and charged to earnings for financial reporting purposes.

NOTE 16 - PENSION PLANS:

         The Company has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation and are integrated with Social Security. The Company's union employees are covered by either a multi-employer plan, a salaried plan, or, prior to December 31, 1994, a collectively bargained Company-sponsored plan providing a flat dollar benefit for each year of service. Effective December 31, 1994, the collectively bargained Company-sponsored plan was merged into the Company's defined benefit plan. The Company's policy is to fund its pension plan in accordance with sound actuarial principles.

         The funded status of the Company's pension plan is based on a comparison of the market value of the plan's assets at the end of the year with actuarial estimates of the projected benefit obligation. The assumed weighted average discount rate used to measure the projected benefit obligation was 7.5% in 1995, 8.5% in 1994 and 7.5% in 1993. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.5% in 1995 and 4% in both 1994 and 1993. The expected long-term rate of return on assets was 8.5% in all three years ended 1995. Differences in estimates used and actual experience along with changes in assumptions from year-to-year are included in net deferred gains or losses. The Company amortizes the unrecognized net gains or losses whenever such amount exceeds 10% of the greater of the projected benefit obligation or the market value of plan assets. The unrecognized net obligation or net asset, unrecognized net gain or loss and prior service costs were amortized over periods of 8 to 13 years for 1995 and over periods of 9 to 14 years for both 1994 and 1993 which approximated the estimated average remaining service periods of employees expected to receive benefits under the plan.

         The Company recognized pension income of approximately $1.6 million, $2.6 million and $1.6 million in 1995, 1994 and 1993, respectively, under such Company-sponsored plans. In addition to the Company-sponsored plan, certain union employees of the Company's concrete operations in southern California and the Colorado cement operations are covered under multi-employer defined benefit plans administered by the respective unions. Amounts contributed to the multi-employer plans and included in pension expense were $1.6 million in 1995, $1.9 million in 1994 and $1.8 million in 1993.

                                       58

         The pension plan's assets exceeded the accumulated benefit obligation as of both December 31, 1995 and 1994 . The following table sets forth information regarding the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1995 and 1994:

                                                            DECEMBER 31,
                                                           (IN MILLIONS)
                                                   ----------------------------
                                                       1995            1994
                                                   ------------    ------------
Actuarial present value of accumulated benefit
 obligations:
   Vested portion..............................    $    (107.6)    $     (94.7)
   Nonvested portion...........................           (2.3)           (2.3)
                                                   ------------    ------------
Accumulated benefit obligation.................         (109.9)          (97.0)
Effect of estimated future pay increases.......           (8.4)           (5.8)
                                                   ------------    ------------
Projected benefit obligation...................         (118.3)         (102.8)
Plan assets at fair value, primarily debt
  and equity securities(1).....................          173.8           144.3
                                                   ------------    -----------
Overfunded status..............................           55.5            41.5
Unrecognized net gain..........................          (33.6)          (21.6)
Unrecognized prior service cost................            3.4             3.8
Unrecognized net asset.........................           (0.2)           (0.3)
                                                   ------------    ------------
Prepaid pension costs                              $      25.1     $      23.4
                                                   ============    ============
-----------------
(1)   Plan assets include 449,000 shares of the Company's Series A Preferred
      Stock.

         The components of net periodic pension cost included in the results of operations for the years ended December 31, 1995, 1994 and 1993 under Company-sponsored plans were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                      (IN MILLIONS)
                                     -------------------------------------------------
                                          1995             1994              1993
                                     -------------    --------------    --------------
Service cost.....................    $        2.0     $         2.2     $         2.1
Interest cost on projected
  benefit obligation.............             8.5               8.0               8.1
Actual return on assets..........           (38.3)             (3.4)            (21.4)
Asset (loss) gain deferred.......            26.5              (9.0)             10.1
Amortization of unrecognized -
  Net gain.......................            (0.6)             (0.7)             (0.6)
  Prior service cost.............             0.4               0.4               0.2
  Net asset......................            (0.1)             (0.1)             (0.1)
                                     -------------    --------------    --------------
Net pension income...............    $       (1.6)    $        (2.6)    $        (1.6)
                                     =============    ==============    ==============

         DIRECTORS PENSION PLAN - The Company also has an unfunded defined benefit pension plan covering the members of its Board of Directors who have five years of service and are not participants in any of the Company's qualified pension plans. Eligible directors are entitled to a monthly benefit equal to two-thirds of their average monthly fee. The benefit is payable over a number of months equal to such director's service on the Board. During 1995, the Company included in expense $100,000 to provide for benefits accrued under the plan.

         RETIREMENT SAVINGS PLAN - The Company maintains a retirement savings plan (Savings Plan) in which substantially all employees are eligible to participate. The Savings Plan is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986 (Code). Under the Savings

                                       59

Plan, a participating employee may elect to defer taxation on a portion of his or her eligible earnings up to a maximum amount defined by the Code, by directing the Company to contribute such earnings to the Savings Plan on the employee's behalf. A participating employee may also make after-tax contributions to the Savings Plan. The Company contributes an amount to the Savings Plan equal to 50% of an employee's contributions, subject to certain limitations. The Company's matching contributions are invested solely in its common stock acquired in open market purchases. All employee contributions and Company matching contributions are fully vested when made. Amounts held by the Savings Plan for the account of a participating employee are distributable as a lump-sum upon termination of employment for any reason. Subject to certain conditions and restrictions, a participating employee may receive a distribution or a loan of a portion of his account balance while employed by the Company. The Company contributed $1.9 million each year in 1995 and 1994 and $1.7 million in 1993, in matching contributions that were charged to compensation expense and invested in the Company's common stock.

NOTE 17 - HEALTH CARE AND LIFE INSURANCE BENEFITS:

         The Company offers health care benefits to active employees and their dependents. Certain retirees under the age of sixty-five and their dependents are also offered health care benefits which are essentially the same as benefits available to active employees. However, benefit payments for covered retirees sixty-five years of age or older are reduced by benefits paid by Medicare.

         Postretirement benefits currently provided by the Company to its eligible retirees consist primarily of medical and life insurance benefits. Through December 31, 1992 the Company accounted for postretirement benefits as costs were incurred. Effective January 1, 1993, the Company adopted SFAS No. 106 and recorded a $48.5 million after-tax, non-cash charge which represented the initial estimated liability for postretirement benefits attributable to employee services provided prior to 1993. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments as the employee provides services to the Company. The Company previously expensed the cost of these benefits as claims were incurred, and it continues to pay for postretirement benefit costs as incurred.

         General and administrative expenses for 1993 included a charge of approximately $2.5 million representing the estimated cost of postretirement health care benefits in excess of claims incurred. Effective with the third quarter of 1993, the Company amended its plan for postretirement health care benefits which had the effect of reducing the estimated liability for such costs by approximately $47 million. As required by SFAS No. 106, the $47 million reduction is being amortized over the average remaining service life to full eligibility for benefits of the Company's active employees. The remaining average service life to full eligibility for the Company's active employees is 14 years. These changes have eliminated the charge incurred in the first half of 1993.
                                       60

         The following table sets forth the Company's accumulated postretirement benefit obligation, none of which has been funded, reconciled with the amount shown in the Company's balance sheet at December 31, 1995 and 1994.
                                                             DECEMBER 31,
                                                            (IN MILLIONS)
                                                      -----------------------
                                                        1995            1994
                                                      --------        -------

Accumulated postretirement benefit obligation (APBO)
     Retirees.......................................  $  28.1         $  34.3
     Fully eligible active plan participants........       .8             2.4
     Other active plan participants.................      2.2             6.8
                                                      --------        -------
                                                         31.1            43.5
Plan assets at fair value                                   -               -
                                                      --------        -------
Accumulated postretirement benefit obligation.......     31.1            43.5
Unrecognized prior service credit...................     31.0            33.4
Unrecognized net gain...............................     17.7             8.1
                                                      --------        -------
Accrued postretirement benefit costs................  $  79.8         $  85.0
                                                      ========        =======

         The components of net periodic postretirement benefit costs included in the results of operations for the three years ended December 31, 1995 were as follows:
                                           YEARS ENDED DECEMBER 31
                                                (IN MILLIONS)
                                 ----------------------------------------------
                                    1995              1994              1993
                                 ----------        ----------        ----------
Service cost                     $     0.3         $     0.7         $     1.9
Interest cost on APBO                  2.4               3.3               5.2
Amortization of unrecognized
  prior service
  credit and net gain                 (4.7)             (2.7)             (1.4)
                                 ----------        ----------        ----------
                                 $    (2.0)        $     1.3         $     5.7
                                 ==========        ==========        ==========

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1995 was 9.0% for general health care and prescription drugs decreasing each successive year until it reaches 6% in 2004 and thereafter. As of December 31, 1994 and 1993 the cost trend used was 9.5% for general health care and 14% for prescription drugs, decreasing each successive year until each reaches 6% in 2017 and thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. For example, a one-percentage-point increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1995 and net periodic postretirement health care cost by approximately 5.2% and 4.2%, respectively. The assumed discount rates used in determining the APBO were 7.5% as of December 31, 1995 and as of December 31, 1994 and 1993, 8.5% and 7.5%, respectively.

         Most of the Company's health care benefits are self-insured and administered on cost plus fee arrangements with a major insurance company or provided through health maintenance organizations. Claims, premiums and administrative costs paid for active employees and their dependents were $8.2 million, $9.8 million and $12.3 million in 1995, 1994 and 1993, respectively. For retirees and their dependents these costs were $3.2 million in 1995, $3.1 million in 1994 and $3.2 million in 1993.

         The Company provides life insurance benefits to its active and retired employees. Generally, life insurance benefits for retired employees are reduced over a number of years from the date of retirement to a minimum level. Costs paid for life insurance benefits for employees were approximately $896,000 in 1995, $584,000 in 1994 and $984,000 in 1993. The costs of providing such benefits for retired employees were de minimis in each of the three years in the period ended December 31, 1995.

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES:

         OPERATING LEASES - Rental expense covering manufacturing, transportation and certain other facilities and equipment for the years 1995, 1994 and 1993 aggregated $14.0 million, $11.9 million and $9.9 million, respectively. Minimum annual rental commitments as of December 31, 1995 under noncancelable leases are set forth as follows:

                                                (IN MILLIONS)
                              ------------------------------------------------
                                                MANUFACTURING
                                  MOBILE          EQUIPMENT
                                 EQUIPMENT        AND OTHER           TOTAL
                              ------------     -------------     -------------
1996                          $        6.9     $         3.0     $         9.9
1997                                   6.1               2.3               8.4
1998                                   5.5               2.2               7.7
1999                                   4.8               0.7               5.5
2000                                   3.1               0.5               3.6
Thereafter                             1.9               2.6               4.5
                              -------------    --------------    -------------
                              $       28.3     $        11.3     $        39.6
                              =============    ==============    =============

         ENVIRONMENTAL MATTERS - Industrial operations have been conducted at some of the Company's facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that are designated as hazardous substances. All of these activities are regulated by federal, state and local laws and regulations pertaining to the protection of human health and the environment. In the past, the Company disposed of various materials, both onsite and offsite, in a manner which would not be permitted under current environmental regulations. Certain of these materials, if discarded today, might be categorized as hazardous wastes.

         Remediation under environmental clean-up rules can be costly. Federal environmental laws as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases into the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the hazardous substances, those who arranged for disposal of the hazardous substances, those who owned or operated the disposal site or facility at the time of disposal, and subsequent owners and operators. With regard to the discontinued environmental services business, the Company has both given indemnification to and received indemnification from others for properties previously owned although some courts have held that indemnification for such environmental liabilities is unenforceable. No estimate of the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, is presently available regarding these discontinued operations.

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

         The Company bases its estimates of environmental liabilities on the nature or extent of contamination, methods of remediation required, existing technology, presently enacted laws and regulations and prior Company experience in remediation of contaminated sites. Accrued liabilities specifically related to environmental matters were, in the aggregate, $3.4 million, $4.2 million and $8.8 million at December 31, 1995, 1994 and 1993, respectively. Additional amounts related to closure, remediation and other environmental related liabilities were included in the charge accrued in conjunction with the 1994 loss on disposal of the discontinued environmental services operations. Cash expenditures often lag by a number of years the period in which an accrual is recorded. However, because of uncertainties inherent in remediation activities and technologies, regulatory interpretations and the allocation of costs among various other parties, the Company is unable to accurately estimate the cost that might ultimately be incurred by the Company to resolve these environmental issues. Until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, there is at least a reasonable possibility, however, that amounts in excess of the accruals may be incurred.

         Additions to and expenditures charged against the Company's environmental accruals related to continuing operations during the past three years were as follows:
                                  YEARS ENDED DECEMBER 31,
                                        (IN MILLIONS)
                        ------------------------------------------
                           1995             1994            1993
                        ----------      -----------     ----------
Beginning balance       $     4.2       $      8.8      $     6.6
Expense provisions            1.7              2.9            4.5
Expenditures                 (2.5)            (7.5)          (2.3)
                        ----------      -----------     ----------
Ending balance          $     3.4       $      4.2      $     8.8
                        ==========      ===========     =========


         Based solely upon the information the Company has developed to date, which is subject to change as additional information becomes available, management of the Company believes that known matters can be successfully resolved in cooperation with local, state and federal regulating agencies. However, because the Company's results of operations vary considerably with construction activity and other factors, it is, at least reasonably possible that future charges for environmental contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

         CKD REMEDIATION IN OHIO - As discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters", three of a number of inactive CKD disposal sites near the Company's Ohio cement plant have been under investigation by the Company to determine if remedial action is required at any or all of these sites.

         The Company as well as state environmental agencies have conducted investigations to determine appropriate remedial action required at an inactive CKD disposal site in Ohio. Based on various remediation investigations, hydrogeological analyses and feasibility studies performed in prior years, the Company has recorded charges to the environmental accruals above totaling $13.3 million through the end of 1995 as the estimated remediation cost for the site, increasing the initial estimates as additional information became known. While the Company has no reason to believe that significant additional sums will be required to complete the remediation of this site, it remains at least reasonably possible the Company may be required to incur additional costs on the project. Until the regulatory agency renders a final decision on the site, the Company is unable to determine what additional costs, if any, may be incurred on the project.

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

         On September 24, 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under CERCLA and under applicable Ohio law, and therefore jointly and severally liable for costs associated with cleanup of the USX Site. The Company and USX have held settlement discussions with respect to this matter and, in late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX are jointly funding the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court granted a jointly requested stay of litigation until October 6, 1995 and has subsequently extended the previously ordered stay of proceedings until April 3, 1996.

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

         No substantial investigative work has been undertaken at the Company's other CKD sites in Ohio. Although data necessary to enable the Company to estimate additional remediation costs are not available, the Company acknowledges that it is at least reasonably possible the ultimate cost to remediate the CKD disposal problem in Ohio could be significantly more than the amounts reserved.


         Several of the Company's other inactive CKD disposal sites around the country are under study to determine if remedial action is required and, if so, the extent of remedial action required. These studies may take some time to complete. Thereafter, remediation plans, if required, will have to be devised and implemented, which could take several additional years.

         CLAIMS FOR INDEMNIFICATION - Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Tennessee Gas Pipeline Company (Tennessee Gas). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with Tennessee Gas to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. By letter dated October 18, 1995, the MMS' Houston Compliance Division advised EDC that it had determined preliminarily that a lump sum payment made by Tennessee Gas to Pelto was, for several alleged reasons, royalty bearing. The letter advised EDC of a preliminary determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. In late October 1995, the Company was notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to this matter. The MMS' position is based in large part on views articulated in its industry wide May 3, 1993 "Dear Payor" letter (Dear Payor letter). In the Dear Payor letter, the MMS set forth its views on, among other things, whether royalty was due on payments received by gas producers from pipelines in resolution of take or pay claims and contract buy out and buy down claims.

         In 1994, the Company timely filed its notice of appeal and its statement of reasons supporting its appeal regarding an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas Pipe Line Corporation (Transco) to Pelto. EDC is also seeking indemnification from the Company on the Transco matter.

         On June 14, 1995, in an unrelated case, Independent Petroleum Association of America v. Babbitt (the IPAA case), a United States District Court Judge upheld the Department of Interior's claim for royalty, based on MMS' Dear Payor letter, on the lump sum payment received by an unrelated gas producer for settling its contract claims with a gas purchaser. The Judge's opinion in the IPAA case may undercut defenses of other gas producers to MMS' royalty initiatives, including those involving the Company, to the extent such defenses are based upon the argument that the Dear Payor letter was legally deficient. The U.S. District Court Judge's opinion has been appealed.

         These claims by the MMS are part of an industry-wide effort by the MMS to seek royalties on most take-or-pay settlements received by gas producers in the late 1980s. Pelto is merely one of many producers facing these types of claims by the MMS. While, the Company disagrees with both MMS determinations, if the determinations as to the two payments to Pelto are ultimately upheld, the Company could have liability for royalties on those sums, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

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

COMMON STOCK

          At December 31, 1995, 17,286,000 shares of Common Stock were issued and outstanding and held of record by approximately 1,755 shareholders, and approximately 9.3 million shares were reserved for future issuance upon exercise of options granted under employee benefit plans or warrants or upon conversion of convertible securities. On January 25, 1996, the Company declared a dividend of $.10 per share of Common Stock, payable on March 1, 1996. No Common Stock dividends had been paid since 1991.

WARRANTS TO PURCHASE COMMON STOCK

          In October 1991, the Company issued and sold an aggregate of 1,250,000 Warrants pursuant to the terms of a Warrant Agreement dated as of October 31, 1991. Chemical Shareholder Services Group, Inc. is the Warrant Agent. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $16 per share, subject to adjustment in certain circumstances, until 5:00 p.m. New York City on October 31, 1996. The number and kind of securities purchasable upon exercise of the Warrants are subject to adjustment from time-to-time upon the occurrence of certain reclassifications, mergers or consolidations, stock splits, stock dividends, certain other distributions and events and certain issuances or sales of Common Stock at prices less than market value as defined in the Warrant Agreement. In lieu of an adjustment to the number of shares of Common Stock issuable pursuant to the exercise of the Warrants, the Company may elect to issue additional Warrants. In order to minimize the dilutive effect of the exercise of Warrants, the Company may acquire outstanding Warrants from time-to-time, or may use proceeds received from the exercise of Warrants to purchase shares of Common Stock.

                                       66
RIGHTS

          On March 4, 1991, the Company declared a dividend of one right to purchase preferred stock (Right) for each outstanding share of the Company's Common Stock, to shareholders of record at the close of business on March 14, 1991. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a Unit) of Preferred Stock, Cumulative Junior Participating Series C, par value $.05 per share (the Series C Preferred Stock), at a purchase price of $60 per Unit, subject to the adjustment (the Purchase Price). The description and terms of the Rights are set forth in a Rights Agreement dated as of March 4, 1991 (the Rights Agreement) between the Company and First City, Texas-Houston, N.A., as Rights Agent. Chemical Shareholders Services Group, Inc. now serves as Rights Agent.

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

                                       67

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

          SERIES A PREFERRED STOCK - In 1987, the Company issued 1,999,998 shares of Preferred Stock, $.70 Cumulative Convertible Series A (Series A Preferred Stock). The Series A Preferred Stock is senior to the Series B Preferred Stock, any Series C Preferred Stock that may be issued and the Series D Preferred Stock with respect to dividends and assets. As of December 31, 1995, 1,994,000 shares of Series A Preferred Stock were issued and outstanding. All such shares are fully paid and nonassessable.

          The Series A Preferred Stock (a) has a stated value and liquidation preference of $10 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $.70 per year, payable quarterly, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 540 days, (c) is initially convertible into one-half of a share of Common Stock for each share of Series A Preferred Stock, subject to adjustment, (d) is redeemable at the option of the Company at 120% of the $10 stated value thereof (declining to 100% of the stated value after April 30, 1997) plus accrued and unpaid dividends, and (e) is entitled to one vote per share, voting as a class with the Common Stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the holders of Series A Preferred Stock have certain class voting rights, including the right to approve certain mergers, consolidations and sales of assets; however, if a holder of Series A Preferred Stock does not grant a proxy to the Board of Directors to vote in favor of any such merger, consolidation or sales of assets, the Company may redeem such

                                       68

holder's shares of Series A Preferred Stock without the payment of any redemption premium. The Company has reserved 997,000 shares of Common Stock for issuance upon conversion of the Series A Preferred Stock. Dividends paid on the Series A Preferred Stock amounted to approximately $1.4 million in each of the last three years.

          SERIES B PREFERRED STOCK - In 1988, the Company issued 960,000 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock). The Series B Preferred Stock is junior to the Series A Preferred Stock, senior to any Series C Preferred Stock that may be issued and PARI PASSU to the Series D Preferred Stock with respect to dividends and assets. As of December 31, 1995, 914,360 shares of Series B Preferred Stock were issued and outstanding. All such shares are fully paid and nonassessable. Dividends accrued or paid on the Series B Preferred Stock amounted to approximately $3.4 million in 1995, $3.4 million in 1994 and $3.6 million in 1993.

          The Series B Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $3.75 per year, payable semi-annually, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 180 days, (c) is initially convertible into two and one-half shares of Common Stock for each share of Series B Preferred Stock, subject to adjustment, (d) is redeemable at the option of the Company at 100% of the $50 stated value thereof plus accrued and unpaid dividends, and (e) is entitled to one vote per share, voting as a class with the Common Stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the holders of the Series B Preferred Stock have certain class voting rights. The Company has reserved 2,285,900 shares of Common Stock for issuance upon conversion of the Series B Preferred Stock. In addition, the Series B Preferred Stock is exchangeable, in whole but not in part, at the option of the Company at any time for the Company's 7 1/2% Convertible Subordinated Debentures Due 2013 (the Debentures) at a rate of $50 in principal amount of Debentures per share of Series B Preferred Stock, provided that all dividends on the Series B Preferred Stock have been paid through the date of such exchange. The Company's Revolving Credit Facility restricts the Company's ability to exchange the Series B Preferred Stock for the Debentures.

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

          SERIES D PREFERRED STOCK - In 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock). With respect to dividends and assets, the Series D Preferred Stock ranks junior to the Series A Preferred Stock, PARI PASSU with the Series B Preferred Stock, and will be senior to any Series C Preferred Stock that may be issued. A total of 1,725,000 shares of Series D Preferred Stock were sold on January 27, 1994 and are outstanding. Dividends paid or accrued on the Series D Preferred Stock were $5.0 million in 1995 and $4.6 million in 1994.

                                       69

          The Series D Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative annual dividend of $2.875 per share, payable quarterly, and entitles the holders thereof, voting together as a single class with all other series or classes of preferred stock which are PARI PASSU with the Series D Preferred Stock as to dividends and which specifically state that they shall vote with the Series D Preferred Stock in such a case (which does not include the Series A Preferred Stock, the Series B Preferred Stock or, if any is issued, the Series C Preferred Stock), to elect two directors if dividends are in arrears for at least six quarterly dividend periods, (c) is initially convertible into 1.511 shares of Common Stock for each share of Series D Preferred Stock, subject to adjustment, (d) may be converted at the option of the Company, in whole but not in part, at any time on and after January 27, 1997 and until January 27, 2001, if for at least 20 trading days within a period of 30 consecutive trading days, including the last trading day of such 30 trading day period, the closing price of the Common Stock equals or exceeds 130% of the conversion price, into 1.511 shares of Common Stock, subject to adjustment, (e) is redeemable at the option of the Company at 100% of the stated value thereof plus accrued and unpaid dividend on and after January 27, 2001, and (f) is entitled to one vote per share, voting as a class with the Common Stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the Series D Preferred Stock has certain class voting rights. The Company has initially reserved 2,606,475 shares of Common Stock for issuance upon conversion of the Series D Preferred Stock.

EARNINGS PER SHARE

          Earnings used to compute primary per share earnings in each of the three years ended 1995 were net of preferred stock dividends of approximately $9.8 million in 1995, $9.4 million in 1994 and $5.0 million in 1993. Primary earnings per share were computed using average number of shares, dilutive options and warrants outstanding in 1995 and 1994 and using the average number of shares of common stock outstanding for 1993. Additionally, the effect of an assumed conversion of the Series A, Series B, and in 1994, Series D Preferred Stock referred to above was anti-dilutive and, therefore, fully diluted earnings per share for 1994 and 1993 are the same as primary earnings per share. Fully diluted earnings for 1995 assume the conversion of all shares of preferred stock to common stock.


NOTE 20 - STOCK OPTION AND INCENTIVE PLANS:

          1991 DIRECTORS' PLAN - Under the 1991 Nonqualified Stock Option Plan for Non-Employee Directors (1991 Directors' Plan), options for a total of up to 150,000 shares of the Company's common stock were initially available for grant to directors of the Company who are not employed by the Company or any of the Company's subsidiaries. Of this total, 130,000 options had been awarded as of December 31, 1995. In 1991, the Board of Directors awarded to each of the Company's five non-employee directors an option to purchase 10,000 shares of the Company's common stock in the future. Newly elected non-employee directors shall be automatically granted an option to acquire 10,000 shares of the Company's common stock upon the date of a director's election to the Board of Directors. An additional option to acquire 5,000 shares of the Company's common stock shall be awarded to each non-employee director on the date of the annual meeting of shareholders at which the non-employee director is reelected to serve an additional three-year term. As provided in the 1991 Directors' Plan, options vest immediately to the extent of 25% of the total options and an additional 25% on each of the first through the third anniversaries from the date of
                                       70

the grant. Options granted under the 1991 Directors' Plan are exercisable at the fair market value of the stock at the date of grant and expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1995 under the 1991 Director's Plan were 20,000.

          1989 PLAN - Under the 1989 Stock Option Plan (1989 Plan) for officers and certain key employees of the Company and its subsidiaries, options for a total of up to 2,000,000 shares of the Company's common stock were initially available for award of which 1,231,200 options had been awarded as of December 31, 1995. As provided in the 1989 Plan, the Employee Compensation and Benefits Committee of the Board of Directors may determine to permit any option granted hereunder to be exercisable immediately upon the date of grant or at any time thereafter; provided, however, that no option granted hereunder may be exercised within the first six months after the date of grant except in the event of the death or disability of the optionee. Options granted under the 1989 Plan are exercisable at the fair market value of the stock at the date of grant and expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1995 under the 1989 Plan were 768,800.

          1987 PLAN - Under the 1987 Stock Option Plan (1987 Plan) for officers and certain key employees of the Company and its subsidiaries, a total of up to 2,000,000 shares of the Company's common stock were initially available for award of which 1,812,022 shares had been awarded as of December 31, 1995. The Employee Compensation and Benefits Committee of the Board of Directors may determine to permit any option granted hereunder to be exercisable immediately upon the date of grant or at any time thereafter; provided, however, that no option granted hereunder may be exercised within the first six months after the date of grant except in the event of the death or disability of the optionee. Options granted under the 1987 Plan are exercisable at the fair market value of the stock at the date of grant and expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1995 under the 1987 Plan were 187,978.

          Information with respect to the Company's stock option plans is as follows:
                                                     SHARES            AVERAGE
                                    OPTIONS           UNDER            OPTION
                                  EXERCISABLE        OPTION             PRICE
                                -------------     ------------     -----------

Balance, December 31, 1992..       1,118,151         1,850,701     $     17.20
                                =============                      ===========
Granted.....................                           122,105           13.37
Exercised...................                          (442,110)          15.83
Canceled....................                          (124,674)          19.71
                                                 --------------
Balance, December 31, 1993..       1,188,622         1,406,022     $     17.25
                                =============                      ===========
Granted.....................                           280,000           26.25
Exercised...................                          (545,129)          16.32
Canceled....................                           (37,200)          16.37
                                                 --------------
Balance, December 31, 1994..         743,993         1,103,693     $     19.03
                                =============                      ===========
Granted.....................                           182,800           20.27
Exercised...................                           (43,000)          14.21
Canceled....................                           (26,000)          21.30
                                                 --------------
Balance, December 31, 1995..         846,293         1,217,493     $     19.34
                                =============    ==============    ===========

                                       71

NOTE 21 - ISSUANCE OF NEW ACCOUNTING PRINCIPLE:

         The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," (SFAS No. 123) in October 1995. SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, allows companies either to (i) continue to measure compensation cost based on the "intrinsic value" method prescribed by Accounting Principles Board Opinion No. 25 (ABP No. 25) or (ii) adopt a "fair value" method of accounting for all employee stock-based compensation; provided, however, that in either case companies will be required to significantly expand disclosures related to stock-based employee compensation arrangements (including the pro forma amount of net income and earnings per share as if the new "fair value" method were adopted, for those companies choosing to retain the "intrinsic value" method of APB No. 25.) The accounting requirements for companies choosing to adopt SFAS No. 123 apply to all stock-based awards granted, modified or settled in cash in fiscal years beginning after December 15, 1995. The pro forma disclosure requirements for companies electing to continue to apply APB No. 25 include, for comparative purposes, the effects of all stock-based awards granted in fiscal years beginning after December 15, 1994. The Company has elected to continue utilizing the accounting for stock issued to employees prescribed by APB No. 25 and therefore the impact on the Company of this change in accounting principle will be only to increase its disclosure requirements.
                                       72
INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SOUTHDOWN, INC.

Southdown, Inc.
Houston, Texas


We have audited the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1995 and 1994, and the related statements of consolidated earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southdown, Inc. and subsidiary companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 13 and 17 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes effective January 1, 1993 to conform with Statements of Financial Accounting Standards No. 106 and 109, respectively.

DELOITTE & TOUCHE LLP

Houston, Texas
February 14, 1996
                                       73

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

                                     PART IV


ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K.

(a)      1.                  FINANCIAL STATEMENTS
                             Item 8 of this report lists certain consolidated financial statements and supplementary data of the Company and its subsidiaries.

         2.                  FINANCIAL STATEMENT SCHEDULES
                             No schedules are included because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                       74

   3.       Exhibits

                                                                                                                       SEQUENTIALLY
EXHIBIT                                                                                                                  NUMBERED
NUMBER                                               DESCRIPTION OF EXHIBIT                                                PAGE
   3.1      Restated Articles of Incorporation of the Company, as amended through
            January 24, 1994 - incorporated by reference from Exhibit 4.1 to the
            Company's Current Report on Form 8-K dated December 21, 1993............................................

   3.2      Articles of Amendment to the Restated Articles of Incorporation
            of the Company dated January 25, 1994 - incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for
            the fiscal year ended
            December 31, 1993 ......................................................................................

   3.3      Bylaws of the Company amended as of February 15, 1995 -
            incorporated by reference from Exhibit 3.1 to the Company's
            Quarterly Report on Form 10-Q
            for the quarter ended March 31, 1995 ...................................................................

   4.1      Indenture dated as of October 15, 1991 between the Company and
            State Street Bank and Trust Company of Connecticut, National
            Association, as Trustee as amended by First Supplemental
            Indenture dated as of December 10, 1993 incorporated by reference from Exhibit 4.3 to the Company's Current Report
            on Form 8-K dated December 21, 1993.....................................................................

   4.2      Warrant Agreement dated as of October 31, 1991 between the
            Company and Chemical Shareholder Services Group, Inc. (formerly
            Texas Commerce Bank, National Association) as Warrant Agent -
            incorporated by reference from Exhibit 4.3 to the Company's
            Quarterly Report on Form 10-Q for the quarter
            ended September 30, 1991................................................................................

   4.3      Rights Agreement dated as of March 4, 1991 between the Company and
            Chemical Shareholder Services Group, Inc. (formerly Texas Commerce Bank
            National Association ) as Rights Agent - incorporated by reference from
            Exhibit A to the Company's Current Report on Form 8-K dated March 4,
            1991....................................................................................................

   4.4      Description of Capital Stock - incorporated by reference from
            Exhibit 4.6 to the Company's Annual Report on Form 10-K for the
            fiscal year ended
            December 31, 1993.......................................................................................

   4.5      Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report.  The Company agrees to furnish a copy of any such instrument to the Commission upon request......................................................

                                       75

 +10.1      1987 Stock Option Plan of Southdown, Inc. - incorporated by reference from
            Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992............................................................................

 +10.2      Form of Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.4 to the Company's Annual Report on
            Form 10-K for the
            fiscal year ended December 31, 1992.....................................................................

 +10.3      1989 Stock Option Plan of Southdown, Inc. - incorporated by reference from
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.....................................................................................

 +10.4      1991 Nonqualified Stock Option Plan for Non-Employee Directors of
            the Company and form of related Stock Option Agreement of the
            Company incorporated by reference from Exhibit 28.1 to the
            Company Registration
            Statement on Form S-8 dated January 17, 1992............................................................

 +10.5      Special Severance Program dated May 18, 1989 - incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on
            Form 10-Q for the
            quarter ended June 30, 1993.............................................................................

 +10.6      Form of Supplemental Pension Agreement and amendment to Supplemental
            Pension Agreement - incorporated by reference from Exhibit 10.3 to the
            Company's Quarterly Report for the quarter ended June 30, 1993..........................................

 +10.7      Employment Agreements and form of Amendment to Employment
            Agreements between the Company and certain executive officers, as more specifically described below:
                                                           ............................................Date of
                        NAME OF OFFICER                    EMPLOYMENT AGREEMENT
                        (a)                                Clarence C. Comer......................June 1, 1988
                        (b)                                James L. Persky........................June 1, 1988
                        (c)                                Dennis M. Thies........................June 1, 1988
                        (d)                                J. Bruce Tompkins..................November 1, 1989
                        (e)                                Eugene P. Martineau..................March 23, 1992

            - incorporated by reference from Exhibit 10.4 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1993.................................................

 +10.8      Discretionary Bonus Program for Senior Executive Officers -
            incorporated by reference from Exhibit 10.20 to the Company's
            Annual Report on Form 10-K
            for the fiscal year ended December 31, 1991 ............................................................

                                       76

 +10.9      Southdown, Inc. Pension Plan as adopted on May 19, 1994 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended June 30, 1994.....................................................................

+10.10      Southdown, Inc. Retirement Savings Plan as amended and restated on July 1,
            1990 - incorporated by reference from Exhibit 99.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.......................................

+10.11      Southdown, Inc. Directors' Retirement Plan - incorporated by reference from
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 ...................................................................................

 10.12      Third Amended and Restated Credit Agreement as of November 3,
            1995 among the Company; Wells Fargo Bank, N.A.; Societe Generale,
            Southwest Agency; Credit Suisse; Caisse National De Credit
            Agricole; Banque Paribas; CIBC Inc.; The Bank of Nova Scotia; and
            The First National Bank of Boston incorporated by reference to
            Exhibit 99.1 to the Company's Quarterly Report
            on Form 10-Q for the quarter ended September 30, 1995 ..................................................

 10.13      Agreement dated May 1, 1993 by and between Kosmos Cement Company and the International Brotherhood of Boilermakers, Cement, Lime,
            Gypsum and Allied Workers Division Local Lodge No. D595 -
            incorporated by reference from Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1993........................................................................

*10.14      Agreement dated August 16, 1993, as amended November 16, 1995, by and between the Company and the United Paperworkers International Union.....................................

 10.15      Agreement dated as of February 19, 1991, between the Registrant and Southcoast Capital Corporation - incorporated by reference from Exhibit 28.1
            to the Company's Registration Statement on Form S-3 dated April 1, 1991.................................

 10.16      Agreement dated as of December 15, 1993 between Kosmos Cement
            Company and International Brotherhood of Boilermakers, Cement,
            Lime, Gypsum and Allied Workers Division Lodge D-592 -
            incorporated by reference from Exhibit 99.4 to the Company's
            Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1994....................................................................................

                                       77

 10.17      Agreement dated March 1, 1994 by and between the Southwestern
            Portland Cement and the International Brotherhood of
            Boilermakers, Cement, Lime, Gypsum and Allied Workers Division,
            Local Lodge No. D357 - incorporated by reference from Exhibit
            10.21 to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31,1994 ........................................................

 10.18      Agreement dated July 31, 1994 by and between the Southwestern
            Portland Cement Company (Odessa Plant) and the United Cement,
            Lime, Gypsum and Allied Workers Division, Boilermakers
            International Union, A.F.L.-C.I.O., Local No. D476 - incorporated by reference from Exhibit 10.22 to the Company's Annual Report on
            Form 10-K for the fiscal year ended December
            31, 1994 ...............................................................................................

 10.19      Agreement dated October 27, 1995 by and between the Company and
            Teamster Local No. 420, 495, 692 and 986 C - incorporated by reference from Exhibit 99.3 to the Company's Quarterly Report on
            Form 10-Q for the
            quarter ended September 30, 1995 .......................................................................

 10.20      Agreement dated March 1, 1995 by and between the Company and Cement,
            Lime and Gypsum Worker's Division Boilermaker's Union, Local Lodge No.
            D140 - incorporated by reference from Exhibit 99.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ......................................

 10.21      Agreement dated June 21, 1995 by and between the Company and the
            International Union of Operating Engineers, Local Union No. 9 -  incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1995 ..........................................................

   *11      Statement of computation of per share earnings..........................................................

   *18      Letter regarding change in accounting principles..................................................

   *21      Significant Subsidiaries of Southdown, Inc. as of December 31, 1995.....................................

   *23      Consent of independent auditors.........................................................................

   *27      Financial Data Schedule ................................................................................

--------------------
* Filed herewith
+ Compensatory plan or management agreement.

    (b)      REPORTS ON FORM 8-K.

             No reports on Form 8-K were filed during the quarter ended December 31, 1995.
                                       78

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              SOUTHDOWN, INC.
                                  (Registrant)

                                 By   CLARENCE C. COMER
                                      Clarence C. Comer
                                      President and Chief Executive Officer
Date: February 27, 1996

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     SIGNATURES             POSITIONS                                DATE


  CLARENCE C. COMER     President, Chief Executive Officer     February 27, 1996
  Clarence C. Comer     and Director (Principal Executive
                        Officer)

   JAMES L. PERSKY      Executive Vice President - Finance     February 27, 1996
   James L. Persky      and Administration (Principal
                        Financial Officer)

   ALLAN KORSAKOV       Corporate Controller (Principal        February 27, 1996
   Allan Korsakov       Accounting Officer)

    W. J. CONWAY        Director                               February 27, 1996
    W. J. Conway

KILLIAN L. HUGER JR.    Director                               February 27, 1996
Killian L. Huger Jr.

 MICHAEL A. NICOLAIS    Director                               February 27, 1996
 Michael A. Nicolais

    FRANK J. RYAN       Director                               February 27, 1996
    Frank J. Ryan

  ROBERT J. SLATER      Director                               February 27, 1996
  Robert J. Slater

   RONALD N. TUTOR      Director                               February 27, 1996
   Ronald N. Tutor

 V. H. VAN HORN III     Director                               February 27, 1996
 V. H. Van Horn III

 STEVEN B. WOLITZER     Director                               February 27, 1996
 Steven B. Wolitzer
                                   79