Form 10-Q
period 1996-03-31
SOUTHDOWN INC
filed 1996-05-15
CIK 313058

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

          At April 30, 1996 there were 17.3 million common shares outstanding.



===============================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                    PAGE
                                                                     NO.
PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited)

            Consolidated Balance Sheet
              March 31, 1996 and December 31, 1995 ...................    1

            Statement of Consolidated Earnings
              Three months ended March 31, 1996 and 1995 .............    2

            Statement of Consolidated Cash Flows
              Three months ended March 31, 1996 and 1995 .............    3

            Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
                Three months ended March 31, 1996 and 1995 ...........    4

            Statement of Shareholders' Equity
              Three months ended March 31, 1996 ......................    4

            Notes to Consolidated Financial Statements ...............    5

            Independent Accountants' Review Report ...................    8

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................    9


PART II     OTHER INFORMATION

Item 1      Legal Proceedings ........................................   14

Item 6      Exhibits and Reports on Form 8-K .........................   17

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                                        (IN MILLIONS)
                                                                            --------------------------------------
                                                                              MARCH 31,              DECEMBER 31,
                                                                                 1996                    1995
                                                                            --------------          --------------

ASSETS
Current assets:
    Cash and cash equivalents                                               $          8.1          $          7.7
    Accounts and notes receivable, less allowance for doubtful
         accounts of $9.7 and $8.8                                                    70.0                    68.9
    Inventories (Note 3)                                                              82.2                    69.6
    Deferred income taxes                                                             10.8                    11.7
    Prepaid expenses and other                                                         3.5                     3.3
                                                                            --------------          --------------
         Total current assets                                                        174.6                   161.2
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $336.3 and $330.0                                  563.1                   565.4
Goodwill                                                                              78.6                    79.3
Other long-term assets:
    Long-term receivables                                                             20.1                    21.0
    Other                                                                             50.6                    48.6
                                                                            --------------          --------------
                                                                            $        887.0          $        875.5
                                                                            ==============          ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                    $          1.3          $          0.7
    Accounts payable and accrued liabilities                                          72.2                    78.7
                                                                            --------------          --------------
         Total current liabilities                                                    73.5                    79.4
Long-term debt                                                                       207.0                   174.5
Deferred income taxes                                                                116.4                   116.9
Minority interest in consolidated joint venture                                       29.7                    30.9
Long-term portion of postretirement benefit obligation                                75.6                    76.8
Other long-term liabilities and deferred credits                                      20.4                    22.0
                                                                            --------------          --------------
                                                                                     522.6                   500.5
                                                                            --------------          --------------
Shareholders' equity:
    Preferred stock redeemable at issuer's option (Note 4)                           151.9                   151.9
    Common stock, $1.25 par value                                                     21.6                    21.6
    Capital in excess of par value                                                   127.1                   127.0
    Reinvested earnings                                                               63.8                    74.5
                                                                            --------------          --------------
                                                                                     364.4                   375.0
                                                                            --------------          --------------
                                                                            $        887.0          $        875.5
                                                                            ==============          ==============



                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                              ------------------------------------
                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ------------------------------------
                                                                                   1996                  1995
                                                                              --------------         -------------

Revenues                                                                      $         127.4        $        119.1
                                                                              --------------         -------------

Costs and expenses:
    Operating                                                                            91.9                  86.4
    Depreciation, depletion and amortization                                             10.1                   9.9
    Selling and marketing                                                                 3.9                   3.6
    General and administrative                                                            8.5                   9.4
    Other income, net                                                                    (0.2)                 (0.9)
                                                                              --------------         -------------
                                                                                        114.2                 108.4
Minority interest in earnings of consolidated joint venture                               0.3                   0.4
                                                                              --------------         -------------
                                                                                        114.5                 108.8
                                                                              --------------         -------------

Operating earnings                                                                       12.9                  10.3
Interest, net of amounts capitalized                                                     (6.0)                 (6.6)
                                                                              --------------         -------------
Earnings before income taxes and extraordinary charge                                     6.9                   3.7
Federal and state income tax expense                                                     (2.1)                 (1.2)
                                                                              --------------         -------------
Earnings before extraordinary charge                                                      4.8                   2.5
Extraordinary charge, net of income taxes (Note 2)                                      (11.4)                   -
                                                                              --------------         -------------
Net earnings (loss)                                                           $          (6.6)       $          2.5
                                                                              ==============         =============

Dividends on preferred stock (Note 4)                                         $          (2.4)       $         (2.4)
                                                                              ==============         =============

Earnings (loss) per common share (Note 4 and Exhibit 11):
    Earnings before extraordinary charge                                      $           0.14       $0.01
    Extraordinary charge, net of income taxes                                            (0.66)                  -
                                                                              --------------         -------------
                                                                              $          (0.52)      $0.01
                                                                              ==============         =============

Average shares outstanding (Exhibit 11)
    Primary                                                                              17.3                  17.3
                                                                              ==============         =============
    Fully diluted                                                                        17.3                  17.4
                                                                              ==============         =============




                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                                          (IN MILLIONS)
                                                                              --------------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              --------------------------------------
                                                                                  1996                     1995
                                                                              -------------            -------------

Operating activities:
    Earnings before extraordinary charge                                      $          4.8           $          2.5
    Adjustments to reconcile earnings before extraordinary charge to net cash provided by (used in) operating activities:
             Depreciation, depletion and amortization                                   10.1                      9.9
             Deferred income tax expense                                                 0.4                      0.5
             Amortization of debt issuance costs                                         0.7                      0.6
             Changes in operating assets and liabilities                               (14.3)                   (24.7)
    Net cash used in discontinued operations                                            (0.5)                    (3.2)
                                                                              -------------            -------------
Net cash provided by (used in) operating activities                                      1.2                    (14.4)
                                                                              -------------            -------------

Investing activities:
    Additions to property, plant and equipment                                          (9.6)                    (6.8)
    Acquisitions, net of cash acquired                                                    -                      (2.0)
    Proceeds from asset sales                                                            0.5                       -
    Other                                                                               (0.2)                     0.1
    Net cash used in discontinued operations                                              -                      (0.9)
                                                                              -------------            -------------
Net cash used in investing activities                                                   (9.3)                    (9.6)
                                                                              -------------            -------------

Financing activities:
    Additions to long-term debt                                                        150.7                     27.2
    Reductions in long-term debt                                                      (120.3)                    (0.1)
    Premium on early extinguishment of debt                                            (11.6)                      -
    Dividends                                                                           (5.0)                    (3.3)
    Securities issuance costs                                                           (3.8)                      -
    Distributions to minority interest                                                  (1.5)                      -
                                                                              -------------            -------------
Net cash provided by financing activities                                                8.5                     23.8
                                                                              -------------            -------------

Net increase (decrease) in cash and cash equivalents                                     0.4                     (0.2)
Cash and cash equivalents at beginning of period                                         7.7                      7.4
                                                                              -------------            -------------

Cash and cash equivalents at end of period                                    $          8.1           $          7.2
                                                                              =============            =============

    Cash payments for income taxes totaled $100,000 and $4.3 million in the first quarters of 1996 and 1995, respectively. In early January 1995 the Company also paid a $7.6 million tax assessment, including interest, proposed by the Internal Revenue Service in a preliminary audit report issued in late 1994. Interest paid, net of amounts capitalized, was $8.1 million and $1.9 million in 1996 and 1995, respectively.


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

            STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                               BY BUSINESS SEGMENT

                                   (UNAUDITED)


                                                                                       (IN MILLIONS)
                                                                           -------------------------------------
                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           -------------------------------------
                                                                               1996                    1995
                                                                           -------------           -------------

Contributions to revenues:
    Cement                                                                 $         82.6          $         80.1
    Concrete products                                                                55.8                    49.7
    Intersegment sales                                                              (11.0)                  (10.7)
                                                                           -------------           -------------
                                                                           $        127.4          $        119.1
                                                                           =============           =============
Contributions to operating  earnings (loss) before  interest  expense and income taxes:
         Cement                                                            $         17.1          $         16.4
         Concrete products                                                            1.9                     1.2
         Corporate
             General and administrative                                              (5.2)                   (6.4)
             Depreciation, depletion and amortization                                (0.9)                   (1.0)
             Miscellaneous income                                                      -                      0.1
                                                                           -------------           -------------
                                                                           $         12.9          $         10.3
                                                                           =============           =============


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                                      (IN MILLIONS)
                                      -----------------------------------------------------------------------------
                                                                                           CAPITAL
                                          PREFERRED STOCK            COMMON STOCK        IN EXCESS OF   REINVESTED
                                      -----------------------   ----------------------
                                       SHARES       AMOUNT        SHARES      AMOUNT      PAR VALUE      EARNINGS
                                      ---------   -----------   ----------   ---------   -----------    -----------

BALANCE AT DECEMBER 31, 1995                 4.6  $      151.9         17.3  $     21.6  $      127.0   $       74.5
NET LOSS                                      -             -            -           -             -            (6.6)
DIVIDENDS ON PREFERRED STOCK
    (NOTE 4)                                  -             -            -           -             -            (2.4)
DIVIDENDS PAID ON COMMON
     STOCK                                    -             -            -           -             -            (1.7)
OTHER                                         -             -            -           -            0.1             -
                                      ---------   -----------   ----------   ---------   -----------    -----------
BALANCE AT MARCH 31, 1996                    4.6  $      151.9         17.3  $     21.6  $      127.1   $       63.8
                                      =========   ===========   ==========   =========   ===========    ===========


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

         The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at March 31, 1996 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1995 is derived from the December 31, 1995 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

         In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year has been reclassified for purposes of comparison.

NOTE 2 - CHANGES IN LONG-TERM DEBT:

         On March 19, 1996, the Company issued in a private placement $125 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the 10% Notes) pursuant to an indenture dated as of that date between the Company and State Street Bank and Trust Company, as Trustee. Interest on the 10% Notes will be payable semi-annually, commencing September 1, 1996. The 10% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2001 at 105% of the principal amount declining ratably in annual increments to par on or after March 1, 2004. The 10% Notes are subordinate in right of payment to all existing and future senior debt, as defined, of the Company, rank on a parity with all existing and future senior subordinated debt, as defined, of the Company, and rank senior to other existing and future subordinated debt of the Company. The indenture includes affirmative and negative covenants which in certain instances restrict, among other things, incurrence of additional indebtedness, certain sales of assets, certain mergers and consolidations and dividends and distributions. In accordance with a Registration Rights Agreement entered at the time of the private placement, the Company filed a registration statement with the Securities and Exchange Commission on April 17, 1996, pursuant to which the Company proposes to exchange all of the 10% Notes in a registered exchange offer for 10% Senior Subordinated Notes due 2006, Series B, which will be substantially similar to the 10% Notes and will be issued under the same indenture. The registration statement has not yet become effective.

         The net proceeds of the 10% Notes and other funds were used to repurchase $120.2 million in principal amount of the Company's 14% Senior Subordinated Notes due 2001, Series B (the 14% Notes) for $131.8 million plus accrued interest of $7.2 million and to pay related costs and expenses. The Company recorded a $11.4 million net of tax charge in the first quarter of 1996 to reflect the prepayment premium and other costs incurred on the early retirement of the 14% Notes.

NOTE 3 - INVENTORIES:

                                                                             (UNAUDITED, IN MILLIONS)
                                                                          MARCH 31,           DECEMBER 31,
                                                                            1996                 1995
                                                                        -----------           ------------

          Finished goods                                                $      22.0           $      18.6
          Work in progress                                                     23.5                  14.6
          Raw materials                                                         6.8                   6.5
          Supplies                                                             29.9                  29.9
                                                                        -----------           -----------
                                                                        $      82.2           $      69.6
                                                                        ===========           ===========

         Inventories stated on the LIFO method were $41.7 million of total inventories at March 31, 1996 and $30.4 million of total inventories at December 31, 1995 compared with current costs of $50.6 million and $39.1 million, respectively.

NOTE 4 - CAPITAL STOCK:

     COMMON STOCK

         At March 31, 1996, a total of 17,304,000 shares of common stock were issued and outstanding. A quarterly dividend of $0.10 per share of common stock was paid on March 1, 1996.

     PREFERRED STOCK REDEEMABLE AT ISSUER'S OPTION

         SERIES A PREFERRED STOCK - The Company had 1,994,000 shares of Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) outstanding at March 31, 1996, December 31, 1995 and March 31, 1995. The Series A Preferred Stock (a) has a stated value and liquidation preference of $10 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $.70 per year, payable quarterly, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 540 days, (c) is initially convertible into one-half of a share of Common Stock for each share of Series A Preferred Stock, subject to adjustment and (d) is redeemable at the option of the Company at 105% of the $10 stated value thereof through April 30, 1997 (declining to 100% of the stated value thereafter) plus accrued and unpaid dividends. Dividends paid on the Series A Preferred Stock were approximately $350,000 during each of the three-month periods ended March 31, 1996 and 1995.

         SERIES B PREFERRED STOCK - The Company had 914,360 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock) outstanding at March 31, 1996, December 31, 1995, and March 31, 1995. The Series B Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $3.75 per year, payable semi-annually, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 180 days, (c) is initially convertible into two and one-half shares of Common Stock for each share of Series B Preferred Stock, subject to adjustment and (d) is redeemable at the option of the Company at 100% of the $50 stated value thereof plus accrued and unpaid dividends. Dividends accrued on the Series B Preferred Stock were approximately $860,000 during the three-month periods ended March 31, 1996 and 1995, respectively.

         SERIES D PREFERRED STOCK - The Company had 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) outstanding at March 31, 1996, December

31, 1995, and March 31, 1995. The Series D Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative annual dividend of $2.875 per share, payable quarterly, (c) is initially convertible into 1.511 shares of Common Stock for each share of Series D Preferred Stock, subject to adjustment, (d) may be converted at the option of the Company, in whole but not in part, at any time on and after January 27, 1997 and until January 27, 2001, if for at least 20 trading days within a period of 30 consecutive trading days, including the last trading day of such 30 trading day period, the closing price of the Common Stock equals or exceeds 130% of the conversion price, into 1.511 shares of Common Stock, subject to adjustment and (e) is redeemable at the option of the Company at 100% of the stated value thereof plus accrued and unpaid dividend on and after January 27, 2001. Dividends accrued on the Series D Preferred Stock were approximately $1.2 million during the three-month periods ended March 31, 1996 and 1995.

NOTE 5 - CONTINGENCIES:

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS:

         Effective January 1, 1996, the Company adopted two new accounting principles as mandated by the Financial Accounting Standards Board (FASB):

     (i) In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that certain long-lived assets and
intangibles   be  reviewed  for  impairment   whenever   events  or  changes  in
circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Company's financial statements.

     (ii) In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 allows companies either to continue to measure compensation cost based on the method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25) or adopt a "fair value" method of accounting for all employee stock-based compensation. The Company elected to continue utilizing the accounting for stock issued to employees prescribed by APB No. 25 and, therefore, the required adoption of SFAS No. 123 will have no impact on the financial position or results of operations of the Company.

NOTE 7 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS


         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three months ended March 31, 1996 and 1995 and the consolidated statement of shareholders' equity for the three months ended March 31, 1996. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP
Houston, Texas
April 24, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 21 through 35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

     CONSOLIDATED FIRST QUARTER EARNINGS

         Operating earnings for the first quarter of 1996 were $12.9 million compared with $10.3 million in the prior year quarter. Earnings before extraordinary charge for the first quarter of 1996 were $4.8 million, $0.14 per share, compared with $2.5 million, $0.01 per share, for the prior year quarter. The extraordinary charge of $11.4 million, $0.66 per share, reflects prepayment premium and other costs incurred on the early retirement of $120.2 million of 14% Senior Subordinated Notes.

         Consolidated revenues in the first quarter of 1996 increased 7% over the same period of the prior year primarily because of improved sales prices in both the Cement and Concrete Products segments and higher ready-mixed concrete sales volume from the Concrete Products segment. First quarter 1996 operating earnings improved $2.6 million over the same quarter of the prior year reflecting improvements in both operating segments and lower Corporate expenses. The Cement segment benefited from an improvement in sales prices, partially offset by higher per unit cost of sales. The Concrete Products segment's continued improvement resulted primarily from higher ready-mixed concrete sales prices and sales volumes also partially offset by higher per unit operating costs.

         Interest expense for the three months ended March 31, 1996 declined compared with the prior year quarter, reflecting lower borrowings on the Company's Revolving Credit Facility.

SEGMENT OPERATING EARNINGS

     CEMENT

         Operating earnings of the Cement segment for the three month period ended March 31, 1996 were $17.1 million compared with $16.4 million in the prior year quarter. A $2.26 per ton improvement in average cement sales prices, reflecting price increases implemented at several locations, resulted in a $700,000 increase in cement earnings. Sales volumes in the first quarter of 1996 were adversely impacted by unusually severe weather in the Ohio Valley region. Per unit operating costs were higher primarily because of: (i) the timing of the planned annual maintenance at two of the cement plants; and (ii) various unscheduled maintenance at other cement plants. Company purchases of imported cement for the first quarter of 1996 declined 55% compared with the prior year quarter.

         Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                  1996              1995
                                                                                --------          --------

         Tons of cement sold (thousands)                                           1,219             1,216
                                                                                ========          ========

         Weighted average per ton data:
            Sales price (net of freight)                                        $  60.42          $  58.16
            Cost of sales 1                                                        46.20             44.60
                                                                                --------          --------

         Margin                                                                 $  14.22          $  13.56
                                                                                ========          ========
         --------------
         (1)   Includes  fixed  and  variable   manufacturing   costs,  cost  of
               purchased   cement,   selling   expenses,   plant   general   and
               administrative  costs,  other plant  overhead  and  miscellaneous costs.

     CONCRETE PRODUCTS

         Operating earnings for the Concrete Products segment increased $700,000 or 58% over the prior year quarter. A $2.69 per yard improvement in ready-mixed concrete sales prices combined with an 8% increase in ready-mixed sales volumes more than offset higher per unit ready-mixed operating costs. The improvement in sales volumes primarily reflects increased construction activity and favorable weather in Florida. In contrast, inclement weather in California during the first quarter of 1996 offset most of the increase in ready-mixed concrete sales volume resulting from the Company's second quarter 1995 acquisition of additional southern California ready-mixed concrete operations. Higher per unit operating costs were principally attributable to the additional fixed costs related to the acquired southern California ready-mixed concrete operations.

         The segment's operating results also include the block, resale and fly ash operations in Florida and aggregate operations in southern California which combined totalled $1.4 million of operating earnings in the 1996 period compared with $1.8 million in the 1995 period.

         Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                  1996              1995
                                                                                --------          --------

         Yards of ready-mixed concrete
            sold (thousands)                                                         858              791
                                                                                ========          =======

         Weighted average per cubic yard data:
               Sales price                                                      $  52.72          $ 50.03
               Operating costs 1                                                   51.83            50.58
                                                                                --------          -------

         Margins 2                                                              $   0.89          $ (0.55)
                                                                                ========          ========
         --------------
         (1)   Includes  variable  and fixed  plant  costs,  delivery,  selling, general and administrative and miscellaneous operating costs.
         (2)   Does not include  profits from sale of aggregates,  concrete block and other related products.


     CORPORATE

         Corporate general and administrative expenses were $5.2 million in the first quarter of 1996 compared with $6.4 million in the prior year quarter. Corporate general and administrative expenses decreased primarily because of:
(i) lower costs recognized with respect to post retirement benefits and (ii) lower legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1996, the Company realized approximately $122 million in net proceeds from the issuance of $125 million of 10% Notes. The net proceeds combined with borrowings under the Company's Revolving Credit Facility were utilized to repurchase $120.2 million of the 14% Notes and to pay the related prepayment premium and other costs. Other borrowings under the Company's Revolving Credit Facility during the first quarter of 1996 were utilized to invest approximately $9.6 million in property, plant and equipment and pay dividends on capital stock.

         In the first quarter of 1995, borrowings under the Company's Revolving Credit Facility were utilized to (i) fund working capital requirements, (ii) invest approximately $8.8 million in property, plant and equipment and (iii) pay dividends on preferred stock.

         The Company's Revolving Credit Facility totals $200 million and matures in October 2000. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company are pledged to secure this facility. At March 31, 1996, $37 million of borrowings and $51.3 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $111.7 million of unused and unrestricted capacity.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1995 and March 31, 1996 reflects borrowings under the Company's Revolving Credit Facility to complete the repurchase of $120.2 million of the 14% Notes and fund capital expenditures and capital stock dividends. The increase in inventories reflects the seasonal build-up in cement inventories in preparation for the peak selling months in the second and third quarters and weather related delays in certain cement sales volumes in several market areas. Accounts payable and accrued liabilities decreased because of the timing of payments on normal trade and other obligations.

     KNOWN EVENTS, TRENDS AND UNCERTAINTIES

         ENVIRONMENTAL MATTERS

         The Company is subject to extensive, stringent and complex Federal, state and local laws, regulations and ordinances pertaining to the quality and the protection of the environment. These constantly changing laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials and may require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

         Industrial operations have been conducted at some of the Company's cement manufacturing facilities for almost 100 years. In the past, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous wastes. Several of the Company's previously and currently owned facilities at several locations have become the subject of various local, state and federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. Based on the information the Company has developed to date, the Company has no reason to believe it will be required to spend significant sums with regard to these locations either individually or in the aggregate. However, until it is determined what, if any, contribution the Company made to these locations and until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

         A  by-product  of the cement  manufacturing  process,  cement kiln dust
(CKD) that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The Company has recorded charges totaling approximately $13.3 million as the estimated remediation cost for one inactive CKD disposal site in Ohio. Approximately $12 million of the reserved amount had been expended through March 31, 1996.

         On a voluntary basis, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation
(USX) from 1945 to 1975. The Company believes that USX is a responsible party because it owned and operated the larger of the two sites (USX Site) at the time of disposal of the hazardous substances, arranged for the disposal of the hazardous substances and transported the hazardous substances to the USX Site. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable only because of its current ownership of the USX Site. In late September 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under Federal and under applicable Ohio law, and therefore, jointly and severally liable for costs associated with cleanup of the USX Site. The Company and USX have held settlement discussions with respect to this matter and are currently jointly funding the initial project of a phased approach to investigating and remediating the problems at the USX Site.

         Based on the limited information available, the Company has received two preliminary estimates of the potential magnitude of the remediation costs for the USX Site, $8 million and $32 million, depending on the assumptions used. No regulatory agency has directly asserted a claim against the Company as the owner of the USX Site requiring it to remediate the property, and no cleanup of the USX Site has yet been initiated. Under Federal and applicable Ohio law, a court generally applies equitable principles in determining the amount of contribution which a potentially responsible party must provide with respect to a cleanup of hazardous substances and such determination is within the sole discretion of the court.

         No substantial investigative work has been undertaken at the Company's other CKD sites in Ohio. Several of the Company's other inactive CKD disposal sites around the country are under study to determine if remedial action is required and, if so, the extent of remedial action necessary, or are in the preliminary stages of evaluation for inclusion as a "Superfund site" on the National Priorities List. These studies may take some time to complete. Thereafter, remediation plans, if required, will have to be devised and implemented, which could take several additional years.

         CLAIMS FOR INDEMNIFICATION

         Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Tennessee Gas Pipeline Company (Tennessee Gas). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with Tennessee Gas to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In late October 1995, the MMS's Houston Compliance Division advised EDC that it had determined that a lump sum payment made by Tennessee Gas to Pelto was, for several alleged reasons, royalty bearing. The MMS advised EDC of a preliminary determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. In 1994, the Company timely filed its notice of appeal and its statement of reasons supporting its appeal regarding an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas Pipe Line Corporation (Transco) to Pelto. The Company has been notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to both of these matters. The Company disagrees with MMS' preliminary determinations, however, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties on those sums, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

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

         DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Part I, Item 2 and Part II, Item 1 of this document include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein (Cautionary Disclosures). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

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

     In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX Case). In late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX are jointly funding the initial project of a phased approach to investigating and remediating the problems at the USX Site. The court granted a jointly requested stay of litigation until October 6, 1995 and has subsequently extended the previously ordered stay of proceedings until April 3, 1996. On April 4, 1996, the Company and USX filed a joint status report with the court indicating that the parties would continue to engage in settlement discussions and suggested that another joint status report be filed with the court on or before June 1, 1996 to inform the court as to the status of settlement and whether the matter should be scheduled for trial. The court has not yet responded to the parties' April 4, 1996 joint status report.

(c)  On  November  17,  1992,  Region IV of the U.S.  EPA  advised  the
     Company of certain alleged violations of the National Pollution Discharge Elimination System (NPDES) permit issued to a ready-mixed concrete facility operated by the Company in Tallahassee, Florida. The letter requested that Company representatives attend a meeting on December 15, 1992 to show cause why an enforcement action should not be commenced on account of the alleged violations. U.S. EPA officials indicated at the meeting that they would evaluate the information provided by the Company and would determine what, if any, enforcement action they believe is warranted. The Company voluntarily terminated operations at the facility in the Spring of 1993 and, in October 1993, the property was sold.

     Although the Company no longer owns the property involved in the alleged violation, on September 13, 1994, the United States Department of Justice, acting on behalf of U.S. EPA, brought an action against the Company in the United States District Court for the Northern District of Florida alleging NPDES Clean Water Act violations and seeking the statutory maximum penalty of $25,000 per day of violation. Discovery in preparation for potential trial is in progress. However, the parties continue to engage in negotiations to settle this matter. The court has rescinded a tentative trial date of March 12, 1996 to allow for discovery and settlement negotiations to proceed. The court has ordered a June 6, 1996 deadline for closure of discovery. The Department of Justice asserted that it believes a penalty in excess of one million dollars is appropriate. The Company and its counsel believe that a substantially lower aggregate penalty, if any, is appropriate. Following several months of extensive settlement negotiations with U.S. EPA and the Department of Justice, a tentative agreement in principle between the parties was reached in April 1996. Although the paperwork for this agreement has not been finalized, management believes, based on advice of counsel, that the remaining tasks for finalizing the agreement in principle will not alter the significant terms of the agreement, which stipulate the payment by the Company of a significantly reduced penalty.

(d)  In  late  August  1993,   the  Company  was  notified  by  Energy
     Development Corporation (EDC), the 1989 purchaser of the common stock of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company's oil and gas subsidiary owned an interest. The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. Murphy estimated the Company's share of this total to be approximately $4.2 million. On January 24, 1994, the presiding Administrative Law Judge at the Federal Energy Regulatory Commission (FERC) rendered a favorable decision for Murphy, materially reducing the amount it potentially owed to the DOE. This decision also had the effect of precluding the DOE from recovering from Murphy for any alleged overcharges attributable to Pelto's "in-kind" production. In mid-1994, Murphy notified the Company that it had settled with the DOE by agreeing to pay $10.7 million and that it would contact the Company later concerning the Company's alleged share of this amount. The Company advised Murphy that it does not accept liability for any portion of the settlement amount paid to the DOE other than its pro rata share of attorney's fees, which the Company has paid. On April 10, 1995, Murphy filed a complaint against the Company in the U.S. District court for the Southern District of Texas, Houston Division (Murphy Exploration & Production Company v. Southdown, Inc. - Case No. H-95-1049) alleging that the Company is liable for the Company's pro rata share of the $10.7 million payment made to the DOE by Murphy in its capacity as operator of the property. Murphy alleges this amount is $634,487 plus interest from October 15, 1994 and also seeks attorney's fees. Both Murphy and the Company filed motions for partial summary judgment in this matter, but the trial court denied both those motions on April 19, 1996. The case is set for trial during September 1996.

(e) In late 1988, Southern Prestressed, Inc. (SPI), a wholly owned subsidiary of Lohja, Inc., was designated the Buyer in an Agreement for Sale of Properties (Agreement) whereby certain prestressed concrete product plants owned and operated by the Company were acquired. On June 30, 1995, SPI filed suit against the Company (Southern Prestressed, Inc. v. Florida Mining & Materials Concrete Corp. and Southdown, Inc., Case No. C95-2217, Thirteenth Judicial Circuit Court, Hillsborough County, Florida) alleging environmental contamination at certain of the facilities SPI acquired from the Company and seeking compensation under the indemnification provisions of the Agreement.

(f)  In Jack Blair,  et al. vs. Ideal Basic  Industries,  Inc.,  United
     Cement, Lime, Gypsum and Allied Workers International Union, and Dixie Cement Company (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a subsidiary of Moore McCormack Resources Inc. which was acquired by the Company in 1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The plaintiffs' claims arise out of a December 1983
                                                       -15-
     transaction in which Dixie purchased a cement plant from Ideal. Among other things, the plaintiffs allege that they were not hired by Dixie because of their ages, that their retirements were not voluntary because they were induced to retire through factual misrepresentations made by Ideal employees, allegedly acting as agents of Dixie, as to their retirement benefits and Dixie's plans to rehire former Ideal employees, and that Dixie induced Ideal to breach its collective bargaining agreement with the Union. Dixie has assumed the defense of Ideal with respect to the claim under
     Section 301 of the National Labor Relations Act based on the indemnification provision of the agreement pursuant to which the Knoxville plant was acquired. The plaintiffs are seeking compensatory damages (including back pay and benefits), liquidated damages (under the federal age discrimination statute), punitive damages, treble damages (under the same statute prohibiting interference with contracts), interest and attorney's fees.

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

     On August 28, 1995, after a hearing in the Chancery Court of Knox County, Tennessee, the Chancery Court granted Dixie's motion to reopen discovery as to all issues, including damages issues, ordered Plaintiffs to respond to outstanding discovery requests within thirty days thereafter, and denied the motion of Ideal seeking reconsideration of the Court's July 7, 1992 order setting aside a summary judgment order previously entered in favor of Ideal. On November 13, 1995, the Court heard argument on a motion by the Union seeking to dismiss the Plaintiffs' state law claims against the Union, but has not yet ruled on that motion. Discovery has recommenced and depositions of the Plaintiffs are expected to be taken after Plaintiffs have complied with written discovery obligations as to the damages issues. At the hearing on August 28, 1995, the Court indicated that the case would be tried in the fall of 1996; however, the parties have not received notice of a specific trial date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     4.1 Indenture dated as of March 19, 1996, between the Registrant and State Street Bank and Trust Company, as Trustee, relating to the Registrant's 10% Senior Subordinated Notes due 2006 and 10% Senior Subordinated Notes due 2006, Series B - incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-02585) filed April 17, 1996.

     4.2 Registration Rights Agreement dated as of March 19, 1996, among the Registrant, Lehman Brothers, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated - incorporated by reference from
             Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-02585) filed April 17, 1996.

     10.1 Letter Agreement dated February 29, 1996, amending the Third Amended and Restated Credit Agreement as of November 3, 1995, among the Registrant and the banks party thereto incorporated by reference from Exhibit 99.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-02585) filed April 17, 1996.

     11      Statement of Computation of Per Share Earnings

     27      Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SOUTHDOWN, INC.
                                                   (Registrant)



Date:  May 15, 1996            By:                JAMES L. PERSKY
                                          ------------------------------
                                                  James L. Persky
                              Executive Vice President-Finance & Administration
                                           (Principal Financial Officer)




Date:  May 15, 1996            By:                ALLAN KORSAKOV
                                           ----------------------------
                                                  Allan Korsakov
                                               Corporate Controller
                                           (Principal Accounting Officer)