Form 10-Q
period 1996-06-30
SOUTHDOWN INC
filed 1996-08-06
CIK 313058

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO _____________________


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

          At July 31, 1996 there were 17.3 million common shares outstanding.


==============================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                         PAGE
                                                                          NO.
                                                                        ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              June 30, 1996 and December 31, 1995                         1

            Statement of Consolidated Earnings
              Three and Six months ended June 30, 1996 and 1995           2

            Statement of Consolidated Cash Flows
              Six months ended June 30, 1996 and 1995                     3

            Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
              Three and Six months ended June 30, 1996 and 1995           4

            Statement of Shareholders' Equity
              Six months ended June 30, 1996                              4

            Notes to Consolidated Financial Statements                    5

            Independent Accountants' Review Report                        8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            14

Item 6.     Exhibits and Reports on Form 8-K                             16

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                     SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                            CONSOLIDATED BALANCE SHEET

                                                    (UNAUDITED)


                                                                                       (IN MILLIONS)
                                                                       ---------------------------------------------
                                                                            JUNE 30,                 DECEMBER 31,
                                                                              1996                       1995
                                                                       ------------------          -----------------

ASSETS
Current assets:
    Cash and cash equivalents                                          $               8.4         $              7.7
    Accounts and notes receivable, less allowance for doubtful
         accounts of $9.9 and $8.8                                                    89.0                       68.9
    Inventories (Note 3)                                                              73.4                       69.6
    Deferred income taxes                                                              9.5                       11.7
    Prepaid expenses and other                                                         3.0                        3.3
                                                                       ------------------          -----------------
         Total current assets                                                        183.3                      161.2
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $338.8 and $330.0                                  562.3                      565.4
Goodwill                                                                              78.2                       79.3
Other long-term assets:
    Long-term receivables                                                             18.9                       21.0
    Other                                                                             50.2                       48.6
                                                                       ------------------          -----------------
                                                                       $             892.9         $            875.5
                                                                       ==================          =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                               $               1.3         $              0.7
    Accounts payable and accrued liabilities                                          83.1                       78.7
                                                                       ------------------          -----------------
         Total current liabilities                                                    84.4                       79.4
Long-term debt (Note 2)                                                              186.9                      174.5
Deferred income taxes                                                                117.2                      116.9
Minority interest in consolidated joint venture                                       31.4                       30.9
Long-term portion of postretirement benefit obligation                                74.5                       76.8
Other long-term liabilities and deferred credits                                      19.4                       22.0
                                                                       ------------------          -----------------
                                                                                     513.8                      500.5
                                                                       ------------------          -----------------
Shareholders' equity:
    Preferred stock redeemable at issuer's option (Note 4)                           151.9                      151.9
    Common stock, $1.25 par value                                                     21.6                       21.6
    Capital in excess of par value                                                   127.1                      127.0
    Reinvested earnings                                                               78.5                       74.5
                                                                       ------------------          -----------------
                                                                                     379.1                      375.0
                                                                       ------------------          -----------------
                                                                       $             892.9         $            875.5
                                                                       ==================          =================


                                     SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                        STATEMENT OF CONSOLIDATED EARNINGS

                                                    (UNAUDITED)


                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                             ----------------------------------------------------------
                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                             ----------------------------   ---------------------------
                                                                 1996            1995           1996           1995
                                                             ------------    ------------   ------------   ------------

Revenues                                                     $       178.2   $       155.0  $       305.6  $       274.1
                                                             ------------    ------------   ------------   ------------

Costs and expenses:
    Operating                                                        118.6           108.0          210.5          194.4
    Depreciation, depletion and amortization                          10.1             9.8           20.2           19.7
    Selling and marketing                                              4.0             3.9            7.9            7.5
    General and administrative                                         9.9             9.1           18.4           18.5
    Other income, net                                                 (0.2)           (1.8)          (0.4)          (2.7)
                                                             ------------    ------------   ------------   ------------
                                                                     142.4           129.0          256.6          237.4
Minority interest in earnings of consolidated joint venture            1.7             1.3            2.0            1.7
                                                             ------------    ------------   ------------   ------------
                                                                     144.1           130.3          258.6          239.1
                                                             ------------    ------------   ------------   ------------

Operating earnings                                                    34.1            24.7           47.0           35.0
Interest, net of amounts capitalized                                  (5.2)           (6.8)         (11.2)         (13.4)
                                                             ------------    ------------   ------------   ------------
Earnings before income taxes and extraordinary charge                 28.9            17.9           35.8           21.6
Federal and state income tax expense                                 (10.0)           (5.9)         (12.1)          (7.1)
                                                             ------------    ------------   ------------   ------------
Earnings before extraordinary charge                                  18.9            12.0           23.7           14.5
Extraordinary charge, net of income taxes (Note 2)                      -               -           (11.4)            -
                                                             ------------    ------------   ------------   ------------
Net earnings                                                 $        18.9   $        12.0  $        12.3  $        14.5
                                                             ============    ============   ============   ============


Dividends on preferred stock (Note 4 and Exhibit 11)         $         2.5   $         2.5  $         4.9  $         4.9
                                                             ============    ============   ============   ============

Earnings (loss) per common share (Note 4 and Exhibit 11):
Primary
    Earnings before extraordinary charge                     $        0.92   $        0.54  $        1.05  $        0.55
    Extraordinary charge, net of income taxes                           -               -           (0.63)           -
                                                             ------------    ------------   ------------   ------------
                                                             $        0.92   $        0.54  $        0.42  $        0.55
                                                             ============    ============   ============   ============

Fully diluted
    Earnings before extraordinary charge                     $        0.79   $        0.51  $        1.05  $        0.55
    Extraordinary charge, net of income taxes                           -               -   $       (0.63)           -
                                                             ------------    ------------   ------------   ------------
                                                             $        0.79  $         0.51  $        0.42  $        0.55
                                                             ============    ============   ============   ============

Average shares outstanding (Exhibit 11)
    Primary                                                           17.9            17.6           17.8           17.5
                                                             ============    ============   ============   ============
    Fully diluted                                                     23.9            23.5           17.9           17.6
                                                             ============    ============   ============   ============



                                         SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                           STATEMENT OF CONSOLIDATED CASH FLOWS

                                                        (UNAUDITED)


                                                                                                 (IN MILLIONS)
                                                                                     -------------------------------------
                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                     -------------------------------------
                                                                                         1996                    1995
                                                                                     -------------          --------------

Operating activities:
    Earnings before extraordinary charge                                             $         23.7          $         14.5
    Adjustments to reconcile earnings before extraordinary charge to net cash provided by (used in) operating activities:
             Depreciation, depletion and amortization                                          20.2                    19.7
             Deferred income tax expense                                                        2.5                     4.0
             Amortization of debt issuance costs                                                1.4                     1.3
             Changes in operating assets and liabilities                                      (16.0)                  (49.6)
             Other adjustments                                                                  2.5                     1.8
    Net cash used in discontinued operations                                                   (0.7)                   (1.5)
                                                                                     -------------          --------------
Net cash provided by (used in) operating activities                                            33.6                    (9.8)
                                                                                     -------------          --------------

Investing activities:
    Additions to property, plant and equipment                                                (17.7)                  (13.0)
    Proceeds from asset sales                                                                   0.9                     4.0
    Acquisitions, net of cash acquired                                                           -                    (12.6)
    Other                                                                                      (0.4)                   (0.5)
    Net cash used in discontinued operations                                                     -                     (1.5)
                                                                                     -------------          --------------
Net cash used in investing activities                                                         (17.2)                  (23.6)
                                                                                     -------------          --------------

Financing activities:
    Additions to long-term debt                                                               130.7                    41.4
    Reductions in long-term debt                                                             (120.4)                   (0.2)
    Premium on early extinguishment of debt                                                   (11.6)                     -
    Dividends                                                                                  (8.4)                   (6.6)
    Securities issuance costs                                                                  (4.5)                     -
    Distributions to minority interest                                                         (1.5)                     -
                                                                                     -------------          --------------
Net cash provided by (used in) financing activities                                           (15.7)                   34.6
                                                                                     -------------          --------------

Net increase in cash and cash equivalents                                                       0.7                     1.2
Cash and cash equivalents at beginning of period                                                7.7                     7.4
                                                                                     -------------          --------------

Cash and cash equivalents at end of period                                           $          8.4         $           8.6
                                                                                     =============          ==============


    Cash payments for income taxes totaled $1.2 million and $7.9 million in the first six months of 1996 and 1995, respectively. Further, in order not to incur additional interest charges, in early January 1995 the Company also paid a $7.6 million tax assessment, including interest, proposed by the Internal Revenue Service in a preliminary audit report issued in late 1994. Interest paid, net of amounts capitalized, was $9.5 million and $12.4 million in the first six months of 1996 and 1995, respectively.



                                         SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                 STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                                                    BY BUSINESS SEGMENT

                                                        (UNAUDITED)


                                                                                       (IN MILLIONS)
                                                               --------------------------------------------------------------
                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                               ----------------------------      ----------------------------
                                                                   1996            1995              1996            1995
                                                               ------------    ------------      ------------    ------------

Contributions to revenues:
    Cement                                                     $       127.9   $       108.8     $       210.5   $       188.9
    Concrete products                                                   63.1            56.5             118.9           106.2
    Intersegment sales                                                 (12.8)          (10.3)            (23.8)          (21.0)
                                                               ------------    ------------      ------------    ------------
                                                               $       178.2   $       155.0     $       305.6   $       274.1
                                                               ============    ============      ============    ============
Contributions to operating earnings (loss) before interest
expense
    expense and income taxes:
         Cement                                                $        36.4    $       27.7     $        53.5   $        44.1
         Concrete products                                               4.4             2.7               6.3             3.9
         Corporate
             General and administrative                                 (5.9)           (5.9)            (11.1)          (12.3)
             Depreciation, depletion and amortization                   (0.9)           (1.1)             (1.8)           (2.1)
             Miscellaneous income                                        0.1             1.3               0.1             1.4
                                                               ------------    ------------      ------------    ------------
                                                               $        34.1   $        24.7     $        47.0   $        35.0
                                                               ============    ============      ============    ============


                                         SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                             STATEMENT OF SHAREHOLDERS' EQUITY

                                                        (UNAUDITED)


                                                                  (IN MILLIONS)
                                      -----------------------------------------------------------------------------
                                                                                           CAPITAL
                                          PREFERRED STOCK            COMMON STOCK        IN EXCESS OF   REINVESTED
                                      -----------------------   ----------------------
                                       SHARES       AMOUNT        SHARES      AMOUNT      PAR VALUE      EARNINGS
                                      ---------   -----------   ----------   ---------   -----------    -----------


BALANCE AT DECEMBER 31, 1995                 4.6  $      151.9         17.3  $     21.6  $      127.0   $       74.5
NET EARNINGS                                  -             -            -           -             -            12.3
DIVIDENDS ON PREFERRED STOCK
    (NOTE 4)                                  -             -            -           -             -            (4.9)
DIVIDENDS PAID ON COMMON STOCK                -             -            -           -             -            (3.4)
OTHER                                         -             -            -           -            0.1             -
                                      ---------   -----------   ----------   ---------   -----------    -----------
BALANCE AT JUNE 30, 1996                     4.6  $      151.9         17.3  $     21.6  $      127.1   $       78.5
                                      =========   ===========   ==========   =========   ===========    ===========


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

        The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at June 30, 1996 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1995 is derived from the December 31, 1995 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

        In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended June 30, 1996 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year have been reclassified for purposes of comparison.

NOTE 2 - CHANGES IN LONG-TERM DEBT:

        On March 19, 1996, the Company issued $125 million of 10% Senior Subordinated Notes due 2006 (the 10% Notes) in a private placement. Interest on the 10% Notes will be payable semi-annually, commencing September 1, 1996. The 10% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2001 at 105% of the principal amount, declining ratably in annual increments to par on or after March 1, 2004, plus accrued interest. The 10% Notes are subordinate in right of payment to the Company's existing and future senior debt, as defined in the indenture under which the 10% Notes were issued, rank on a parity with the Company's existing and future senior subordinated debt, as defined in the indenture, and rank senior to other existing and future subordinated debt of the Company. The indenture includes affirmative and negative covenants which in certain instances restrict, among other things, incurrence of additional indebtedness, certain sales of assets, certain mergers and consolidations and dividends and distributions. In accordance with a Registration Rights Agreement entered at the time of the private placement, the Company exchanged all of the 10% Notes in a registered exchange offer that expired on July 5, 1996 for 10% Senior Subordinated Notes due 2006, Series B, which are substantially similar to the 10% Notes and were issued under the same indenture.

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

NOTE 3 - INVENTORIES:


                                                                                (UNAUDITED, IN MILLIONS)
                                                                            ---------------------------------
                                                                             JUNE 30,            DECEMBER 31,
                                                                               1996                  1995
                                                                            -----------          ------------

             Finished goods                                                 $      19.4          $      18.6
             Work in progress                                                      17.6                 14.6
             Raw materials                                                          6.6                  6.5
             Supplies                                                              29.8                 29.9
                                                                            -----------          -----------
                                                                            $      73.4          $      69.6
                                                                            ===========          ===========

        Inventories stated on the LIFO method were $35.6 million of total inventories at June 30, 1996 and $30.4 million of total inventories at December 31, 1995 compared with current costs of $44.3 million and $39.1 million, respectively.

NOTE 4 - CAPITAL STOCK:

    COMMON STOCK

        At June 30, 1996, a total of 17,307,000 shares of common stock were issued and outstanding. A quarterly dividend of $0.10 per share of common stock was paid on March 1, 1996 and June 3, 1996.

    PREFERRED STOCK REDEEMABLE AT ISSUER'S OPTION

        SERIES A PREFERRED STOCK - The Company had 1,994,000 shares of Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) outstanding at June 30, 1996, December 31, 1995 and June 30, 1995. The Series A Preferred Stock (a) has a stated value and liquidation preference of $10 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $.70 per year, payable quarterly, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 540 days, (c) is initially convertible into one-half of a share of Common Stock for each share of Series A Preferred Stock, subject to adjustment and (d) is redeemable with at least 10 days notice at the option of the Company at 105% of the $10 stated value thereof through April 30, 1997 (declining to 100% of the stated value thereafter) plus accrued and unpaid dividends. Dividends paid on the Series A Preferred Stock were approximately $350,000 and $700,000, respectively, during the three and six-month periods ended June 30, 1996 and 1995.

        SERIES B PREFERRED STOCK - The Company had 914,360 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock) outstanding at June 30, 1996, December 31, 1995, and June 30, 1995. The Series B Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $3.75 per year, payable semi-annually, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 180 days, (c) is initially convertible into two and one-half shares of Common Stock for each share of Series B Preferred Stock, subject to adjustment and (d) is redeemable with at least 30 days notice at the option of the Company at 100% of the $50 stated value thereof plus accrued and unpaid dividends. Dividends accrued on the Series B Preferred Stock were approximately $860,000 and $1.7 million, respectively, during the three and six-month periods ended June 30, 1996 and 1995.

        SERIES D PREFERRED STOCK - The Company had 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) outstanding at June 30, 1996, December 31, 1995, and June

30, 1995. The Series D Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative annual dividend of $2.875 per share, payable quarterly, (c) is initially convertible into 1.511 shares of Common Stock for each share of Series D Preferred Stock, subject to adjustment, (d) may be converted at the option of the Company, in whole but not in part, at any time on and after January 27, 1997 and until January 27, 2001, if for at least 20 trading days within a period of 30 consecutive trading days, including the last trading day of such 30 trading day period, the closing price of the Common Stock equals or exceeds 130% of the conversion price, into 1.511 shares of Common Stock, subject to adjustment and
(e) is redeemable at the option of the Company at 100% of the stated value thereof plus accrued and unpaid dividends on and after January 27, 2001. Dividends paid on the Series D Preferred Stock were approximately $1.3 million and $2.5 million, respectively, during the three and six-month periods ended June 30, 1996 and 1995.

NOTE 5 - CONTINGENCIES:

        On a voluntary basis, the Company is investigating two inactive Ohio cement kiln dust (CKD) disposal sites. When CKD is infused with water, it may produce leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The two sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation (USX) from 1945 to 1975. The Company believes that USX is a responsible party because it owned and operated the larger of the two sites (USX
Site) at the time of disposal of the CKD, and also arranged for the disposal and transported the CKD to the USX Site. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable only because of its current ownership of the USX Site. In September 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under both Federal and applicable Ohio law, and therefore, jointly and severally liable for costs associated with cleanup of the USX Site. The Company and USX have held settlement discussions with respect to this matter and are currently jointly funding a phased approach to investigating and remediating the problems at the USX Site.

        Based on the information obtained from this investigation project, the Company has received revised estimates of the potential magnitude of the remediation costs for the USX Site which are substantially below previous estimates. Current estimates of the total cost are between $300,000 and $8 million, depending on the assumptions used. No regulatory agency has directly asserted a claim against the Company as the owner of the USX Site requiring it to remediate the property, and no cleanup of the USX Site has yet been initiated. Under Federal and applicable Ohio law, a court generally applies equitable principles in determining the amount of contribution which a potentially responsible party must provide with respect to a cleanup of hazardous substances and such determination is within the sole discretion of the court.

        See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

NOTE 6 - REVIEW BY INDEPENDENT ACCOUNTANTS:

        The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of June 30, 1996 and for the three and six-month periods ended June 30, 1996 and 1995 follows.

                         INDEPENDENT ACCOUNTANTS' REPORT



TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS


        We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of June 30, 1996, and the related statements of consolidated earnings for the three and six-month periods ended June 30, 1996 and 1995, consolidated cash flows for the six months ended June 30, 1996 and 1995 and the statement of shareholders' equity for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1995 and the related statements of consolidated earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP
Houston, Texas
July 26, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 21 through 35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

    CONSOLIDATED SECOND QUARTER EARNINGS

        Operating earnings for the second quarter of 1996 were $34.1 million compared with $24.7 million in the prior year quarter. Net earnings for the second quarter of 1996 were $18.9 million, $0.79 per share, fully diluted, compared with $12 million, $0.51 per share, fully diluted, for the prior year quarter.

        Consolidated revenues in the second quarter of 1996 increased 15% over the same period of the prior year primarily because of improved sales volumes and sales prices from cement and ready-mixed concrete. Second quarter 1996 operating earnings improved $9.4 million over the same quarter of the prior year reflecting improvements in both operating segments.

        Second quarter interest expense in 1996 declined compared with the prior year quarter, reflecting the refinancing of the 14% Notes with the 10% Notes in March 1996 and lower borrowings on the Company's Revolving Credit Facility.

    CONSOLIDATED YEAR-TO-DATE EARNINGS

        Earnings before extraordinary charge for the six months ended June 30, 1996 were $23.7 million, $1.05 per share, fully diluted, compared with $14.5 million, $0.55 per share, fully diluted, in the prior year period. The extraordinary charge of $11.4 million, $0.63 per share, reflects prepayment premium and other costs incurred on the early retirement of $120.2 million of the 14% Notes. The year-over-year improvement in operating results includes a 21% increase in Cement segment earnings, a $2.4 million improvement in the results reported by Concrete Products and a 10% reduction in Corporate expenses. The Cement segment benefited from a 10% increase in sales volumes and a 3% improvement in average sales prices. Operating earnings from the Concrete Products segment were also significantly improved primarily because of higher ready-mixed concrete sales volumes and sales prices. Interest expense in the 1996 period was 16% below that of the comparable prior year period because of lower debt levels and borrowing costs.

SEGMENT OPERATING EARNINGS

    CEMENT

        SECOND QUARTER - The record quarterly operating earnings of the Cement segment for the three-month period ended June 30, 1996 were $36.4 million compared with $27.7 million in the prior year quarter. The improvement reflects a 17% increase in sales volumes and a weighted average $1.09 per ton improvement in cement sales prices. Higher sales volumes were reflected at all but one of the Company's cement plants. Sales volumes were favorably impacted by strong market conditions and favorable weather in most of the Company's market areas. The improvement in sales prices reflected price increases implemented during the previous twelve months in most of the Company's market areas. Per unit Cement segment operating costs declined primarily because of higher clinker production, despite a six week outage related to the modernization project at the Fairborn, Ohio plant.

        YEAR-TO-DATE - Operating earnings for the six months ended June 30, 1996 were $53.5 million compared with $44.1 million in the prior year period. The Cement segment benefited from a 264,000 ton increase in cement sales volumes and a 3% improvement in the weighted average sales price. The higher sales volumes and sales prices reflected strong demand in most market areas. Per unit operating costs, excluding a 1995 litigation settlement charge, were essentially unchanged for the comparable year-to-date periods.

        Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                    ---------------------------        -------------------------
                                                       1996             1995              1996             1995
                                                    ---------         ---------        ---------         -------

       Tons of cement sold (thousands)                  1,813             1,552            3,032             2,768
                                                    =========         =========        =========         ==========

       Weighted average per ton data:
         Sales price (net of freight)               $   62.80         $   61.71        $   61.83         $   60.13
         Cost of sales (1)                              42.72             43.38  (2)       44.10             43.80  (2)
                                                    ---------         ---------        ---------         ---------

         Margin                                     $   20.08         $   18.33        $   17.73         $   16.33
                                                    =========         =========        =========         =========
       --------------
       (1)    Includes fixed and variable manufacturing costs, cost of purchased cement, selling expenses,  plant general and administrative costs, other plant overhead and miscellaneous costs.
       (2)    Excludes a $750,000 charge for the three months ended June 30,1995 and a total charge of $1 million for the six months then ended related to a litigation settlement.

    CONCRETE PRODUCTS

        SECOND QUARTER - Operating earnings for the Concrete Products segment increased $1.7 million or 63% over the prior year quarter. A $2.23 per yard improvement in ready-mixed concrete sales prices combined with a 10% increase in ready-mixed sales volumes. The increase in sales volumes was based almost entirely on an improved Florida market. Favorable weather and an improved construction market contributed to higher Florida concrete operations sales volumes and sales prices and resulted in a 72% increase in earnings from the Florida division. Operating results in California were approximately flat between the two quarters as a $3.44 per yard improvement in average ready-mixed concrete sales prices were offset by a 52% decrease in earnings from the California aggregate operation. Operating results at the California aggregate operations have been adversely impacted by a further slide in construction activity in the Company's market area.

        YEAR-TO-DATE - Concrete Products operating earnings increased 62% to $6.3 million for the six months ended June 30, 1996. The Concrete Products segment achieved a significant improvement because of higher earnings from the Florida concrete operation. Fair weather and a strong construction market resulted in higher Florida ready-mixed concrete sales volumes and sales prices. Operating results from the California operation declined $811,000 because a 63% decrease in California aggregate earnings more than offset slightly improved results from the ready-mixed concrete operation. The California aggregate operations were adversely impacted by a further slide in construction activity in the Company's market area.

        The segment's operating results also include the block, resale and fly ash operations in Florida and aggregate operations in southern California which combined totalled $3.3 million of operating earnings in the 1996 period compared with $4 million in the 1995 period.

        Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                    ---------------------------        -------------------------
                                                       1996             1995              1996             1995
                                                    ---------         ---------        ---------         -------

       Yards of ready-mixed concrete
         sold (thousands)                                 974               889            1,832            1,680
                                                    =========         =========        =========         ========

       Weighted average per cubic yard data:
            Sales price                             $   53.33         $   51.10        $   53.04         $  50.60
            Operating costs (1)                         51.05             50.65            51.41            50.62
                                                    ---------         ---------        ---------         --------

            Margin(2)                               $    2.28         $    0.45        $    1.63         $  (0.02)
                                                    =========         =========        =========         =========
       --------------
         (1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.
         (2) Does not include aggregate, concrete block and other related products.

    CORPORATE

        SECOND QUARTER - Corporate general and administrative expenses were flat in the second quarter of 1996 compared with the prior year quarter.

        YEAR-TO-DATE - Corporate general and administrative expenses for the first six months of 1996 were $1.2 million below the prior year period primarily because of lower accruals required for postretirement benefits.

LIQUIDITY AND CAPITAL RESOURCES

         The net proceeds from the Company's March 1996 issuance of $125 million of 10% Notes, combined with borrowings under the Company's Revolving Credit Facility, were utilized to repurchase $120.2 million of 14% Notes and to pay the related prepayment premium and other costs. The Company currently anticipates that the 14% Notes remaining outstanding will be redeemed or otherwise retired after they become redeemable in October 1996.

         Internally generated cash flow during the first six months of 1996 was utilized to invest approximately $17.7 million in property, plant and equipment, reduce borrowings outstanding under the Revolving Credit Facility and pay dividends on capital stock. In the first six months of 1995, borrowings under the Company's Revolving Credit Facility were utilized to (i) fund working capital requirements, (ii) invest approximately $13 million in property, plant and equipment, (iii) acquire additional ready-mix concrete operations in Florida and in southern California for a total of $12.6 million and (iv) pay dividends on preferred stock.

         The Company's Revolving Credit Facility totals $200 million and matures in October 2000. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company are pledged to secure this facility. At June 30, 1996, $17 million of borrowings and $51.3 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $131.7 million of unused and unrestricted capacity.

    CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1995 and June 30, 1996 reflects the March 1996 issuance of $125 million of 10% Notes, borrowings under the Company's Revolving Credit Facility and internally generated cash flow to complete the repurchase of $120.2 million of the 14% Notes and fund capital expenditures and capital stock dividends.
Accounts and notes receivables increased because of the additional sales activity occurring in the summer construction season relative to the winter months. The increase in inventories reflects the seasonal build-up in cement inventories in preparation for the peak selling months in the second and third quarters. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations. Other liabilities and deferred credits decreased because of payments made in conjunction with the shipping operations formerly owned by a predecessor company and other obligations.

    KNOWN EVENTS, TRENDS AND UNCERTAINTIES

         ENVIRONMENTAL MATTERS

         The Company is subject to Federal, state and local laws, regulations and ordinances pertaining to the protection of the environment. These laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials and may require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous wastes. Several of the Company's previously and currently owned facilities at several locations have become the subject of various local, state and Federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. Based on the information the Company has developed to date, the Company has no reason to believe it will be required to spend significant sums with regard to these locations either individually or in the aggregate. However, until it is determined what, if any, contribution the Company or its predecessors made to these locations and until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

         Cement kiln dust (CKD) is a by-product of the cement manufacturing process. Most manufacturing plants in the industry have typically disposed of CKD in and around the plant site since the inception of cement manufacturing operations. When CKD is infused with water, it may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The Company has recorded charges totaling approximately $13.3 million as the estimated remediation cost for one inactive CKD disposal site in Ohio. Approximately $12 million of the reserved amount had been expended through June 30, 1996.

         On a voluntary basis, the Company is also investigating two other inactive Ohio CKD disposal sites. The two additional sites in question were part of a cement manufacturing facility that was owned and operated by a now dissolved cement company from 1924 to 1945 and by a division of USX Corporation
(USX) from 1945 to 1975. The Company believes that USX is a responsible party because it owned and operated the larger of the two sites (USX Site) at the time of disposal of the CKD, and also arranged for the disposal and transported the CKD to the USX Site. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs because, based on the facts known at this time, the Company itself disposed of no CKD at the USX Site and is potentially liable only because of its current ownership of the USX Site. In September 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under both Federal and applicable Ohio law, and therefore, jointly and severally liable for costs associated with cleanup of the USX Site. The Company and USX have held settlement discussions with respect to this matter and are currently jointly funding a phased approach to investigating and remediating the problems at the USX Site.

         Based on the information obtained from this investigation project, the Company has received revised estimates of the potential magnitude of the remediation costs for the USX Site which are substantially below previous estimates. Current estimates of the total cost are between $300,000 and $8 million, depending on the assumptions used. No regulatory agency has directly asserted a claim against the Company as the owner of the USX Site requiring it to remediate the property, and no cleanup of the USX Site has yet been initiated. Under Federal and applicable Ohio law, a court generally applies equitable principles in determining the amount of contribution which a potentially responsible party must provide with respect to a cleanup of hazardous substances and such determination is within the sole discretion of the court.

         No substantial investigative work has been undertaken at the Company's other CKD sites in Ohio. Several of the Company's other inactive CKD disposal sites around the country are under study to determine if remedial action is required.

    CLAIMS FOR INDEMNIFICATION

         Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Tennessee Gas Pipeline Company (Tennessee Gas). The Minerals Management Service (MMS) of the Department of the Interior has reviewed the 1988 agreement Pelto entered into with Tennessee Gas to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In October 1995, the MMS's Houston Compliance Division advised EDC that it had determined that a lump sum payment made by Tennessee Gas to Pelto was, for several alleged reasons, royalty bearing. The MMS advised EDC of a preliminary determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. In 1994, the Company timely filed its notice of appeal and its statement of reasons supporting its appeal regarding an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas Pipe Line Corporation (Transco) to Pelto. The Company has been notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to both of these matters. The Company disagrees with MMS' preliminary determinations, however, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties on those sums, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- - Known Events, Trends and Uncertainties Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

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

In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3- 93-354, U.S. District Court, Southern District of
Ohio Western Division) (USX Case). In late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX jointly funded the initial project of a phased approach to investigating and remediating the problems at the USX Site and have since agreed to undertake a Phase II investigation of remedial options. The Phase II investigation is estimated to take approximately six months to complete. As a result, during a pretrial status conference in early July 1996, the Court indicated its intention to stay this litigation but has not yet formally entered such a stay of these proceedings.

(c) On November 17, 1992, Region IV of the U.S. EPA advised the Company of certain alleged violations of the National Pollution Discharge Elimination System (NPDES) permit issued to a ready-mixed concrete facility operated by the Company in Tallahassee, Florida. Although the Company no longer owns the property involved in the alleged violation, on September 13, 1994, the United States Department of Justice (DOJ), acting on behalf of U.S. EPA, brought an action against the Company in the United States District Court for the Northern District of Florida alleging NPDES Clean Water Act violations and seeking the statutory maximum penalty of $25,000 per day of violation. After several months of preparation for discovery and negotiations to settle this matter, the Company and DOJ recently reached an agreement in principle with respect to it. That agreement in principle calls for the Company to pay the United States the sum of $350,000 and to carry out a Supplemental Environmental Project. The Supplemental Environmental Project involves a commitment by the Company to conduct a series of educational seminars for the ready-mix concrete association addressing the general environmental obligations of the industry, with specific emphasis on the regulatory programs governing water and wastewater. The agreement in principle calls for the Company to invest a minimum of $200,000 to complete these seminars. The total cost of the seminars is not expected to be significantly higher than that amount. Although the paperwork for this agreement has not been finalized, the Company does not believe that the remaining tasks for finalizing the agreement in principle will alter the terms of the agreement in any significant way.

(d) In the matter of Jack Blair, et al. vs. Ideal Basic Industries, Inc., United Cement, Lime, Gypsum and Allied Workers International Union, and Dixie Cement Company (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), which is described in the Company's 1995 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 1996, the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a subsidiary of Moore McCormack Resources Inc. which was acquired by the Company in 1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The Union and Plaintiffs reached a separate settlement agreement in early 1996 and Plaintiff's claim against the Union has been dismissed. The Company has subpoenaed information concerning this agreement. Discovery has recommenced and depositions of the Plaintiffs were taken in June 1996. The case has now been set for trial during February 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         11      Statement of Computation of Per Share Earnings

         27      Financial Data Schedule

         99.1    Bylaws of the Company amended as of March 21, 1996.

         99.2 Agreement dated May 1, 1996 by and between Kosmos Cement Company and the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and Allied Workers Division Lodge D- 595.

(b)      Reports on Form 8-K

         On May 21,  1996,  the  Company  filed a  Current  Report  on Form  8-K reporting the results of matters submitted to a vote of the Shareholders of the Company at its Annual Meeting on May 16, 1996, namely the election of three directors to the Company's Board of Directors, the ratification and approval of the Board of Directors' amendment of the 1991 Nonqualified Stock Option Plan for Non-Employee Directors of the Company and the ratification of the appointment of Deloitte & Touche LLP as the independent auditors for the fiscal year ending December 31, 1996.

         No other reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SOUTHDOWN, INC.
                                                   (Registrant)



Date:  August 6, 1996         By:                 JAMES L. PERSKY
                                         -------------------------------
                                                  James L. Persky
                               Executive Vice President-Finance & Administration
                                           (Principal Financial Officer)




Date:  August 6, 1996         By:                  ALLAN KORSAKOV
                                         --------------------------------
                                                   Allan Korsakov
                                                Corporate Controller
                                            (Principal Accounting Officer)