Form 10-Q
period 1996-09-30
SOUTHDOWN INC
filed 1996-11-01
CIK 313058

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     At September 30, 1996 there were 17.7 million common shares outstanding.


===============================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                        PAGE
                                                                         NO.
                                                                        -----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              September 30, 1996 and December 31, 1995                    1

            Statement of Consolidated Earnings
              Three and nine months ended September 30, 1996 and 1995     2

            Statement of Consolidated Cash Flows
              Nine months ended September 30, 1996 and 1995               3

            Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
              Three and nine months ended September 30, 1996 and 1995     4

            Statement of Shareholders' Equity
              Nine months ended September 30, 1996                        4

            Notes to Consolidated Financial Statements                    5

            Independent Accountants' Report                               9

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  10


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            17

Item 6.     Exhibits and Reports on Form 8-K                             19

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                   SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                                       (IN MILLIONS)
                                                                       ---------------------------------------------
                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                              1996                       1995
                                                                       ------------------          -----------------

ASSETS
Current assets:
    Cash and cash equivalents                                          $              37.6         $              7.7
    Accounts and notes receivable, less allowance for doubtful
         accounts of $10.2 and $8.8                                                   83.8                       68.9
    Inventories (Note 3)                                                              63.1                       69.6
    Deferred income taxes                                                              8.0                       11.7
    Prepaid expenses and other                                                         3.9                        3.3
                                                                       ------------------          -----------------
         Total current assets                                                        196.4                      161.2
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $345.0 and $330.0                                  568.2                      565.4
Goodwill                                                                              79.3                       79.3
Other long-term assets:
    Long-term receivables                                                             13.8                       21.0
    Other                                                                             51.6                       48.6
                                                                       ------------------          -----------------
                                                                       $             909.3         $            875.5
                                                                       ==================          =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                               $               1.2         $              0.7
    Accounts payable and accrued liabilities                                          88.6                       78.7
                                                                       ------------------          -----------------
         Total current liabilities                                                    89.8                       79.4
Long-term debt (Note 2)                                                              169.5                      174.5
Deferred income taxes                                                                120.0                      116.9
Minority interest in consolidated joint venture                                       29.6                       30.9
Long-term portion of postretirement benefit obligation                                73.3                       76.8
Other long-term liabilities and deferred credits                                      18.4                       22.0
                                                                       ------------------          -----------------
                                                                                     500.6                      500.5
                                                                       ------------------          -----------------
Shareholders' equity:
    Preferred stock redeemable at issuer's option (Note 4)                           151.9                      151.9
    Common stock, $1.25 par value                                                     22.1                       21.6
    Capital in excess of par value                                                   133.1                      127.0
    Reinvested earnings                                                              101.6                       74.5
                                                                       ------------------          -----------------
                                                                                     408.7                      375.0
                                                                       ------------------          -----------------
                                                                       $             909.3         $            875.5
                                                                       ==================          =================


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                             ----------------------------------------------------------
                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ----------------------------   ---------------------------
                                                                 1996            1995           1996           1995
                                                             ------------    ------------   ------------   ------------

Revenues                                                     $       189.3   $       170.4  $       494.9  $       444.5
                                                             ------------    ------------   ------------   ------------

Costs and expenses:
    Operating                                                        122.0           115.0          332.5          309.4
    Depreciation, depletion and amortization                          10.6            10.2           30.8           29.9
    Selling and marketing                                              4.1             3.8           12.0           11.3
    General and administrative                                         7.7             9.3           26.1           27.8
    Other income, net                                                 (3.8)           (1.7)          (4.2)          (4.4)
                                                             ------------    ------------   ------------   ------------
                                                                     140.6           136.6          397.2          374.0
Minority interest in earnings of consolidated joint venture            2.7             2.6            4.7            4.3
                                                             ------------    ------------   ------------   ------------
                                                                     143.3           139.2          401.9          378.3
                                                             ------------    ------------   ------------   ------------

Operating earnings                                                    46.0            31.2           93.0           66.2
Interest, net of amounts capitalized                                  (4.6)           (6.6)         (15.8)         (20.0)
                                                             ------------    ------------   ------------   ------------
Earnings before income taxes and extraordinary charge                 41.4            24.6           77.2           46.2
Federal and state income tax expense                                 (14.0)           (8.1)         (26.1)         (15.2)
                                                             ------------    ------------   ------------   ------------
Earnings before extraordinary charge                                  27.4            16.5           51.1           31.0
Extraordinary charge, net of income taxes (Note 2)                      -               -           (11.4)            -
                                                             ------------    ------------   ------------   ------------
Net earnings                                                 $        27.4   $        16.5  $        39.7  $        31.0
                                                             ============    ============   ============   ============


Dividends on preferred stock (Note 4 and Exhibit 11)         $        (2.4)  $        (2.4) $        (7.3) $        (7.3)
                                                             ============    ============   ============   ============

Earnings (loss) per common share (Note 4 and Exhibit 11):
Primary
    Earnings before extraordinary charge                     $         1.39  $         0.80 $              $         1.35
    Extraordinary charge, net of income taxes                           -               -            (0.63)           -
                                                             ------------    ------------   ------------   ------------
                                                             $         1.39  $         0.80 $         1.81 $         1.35
                                                             ============    ============   ============   ============
Fully diluted
    Earnings before extraordinary charge                     $         1.15  $         0.70 $         2.14 $         1.31
    Extraordinary charge, net of income taxes                           -               -            (0.48)           -

                                                             ------------    ------------   ------------   ------------
                                                             $         1.15  $         0.70 $         1.66 $         1.31
                                                             ============    ============   ============   ============

Average shares outstanding (Exhibit 11)
    Primary                                                           17.9            17.6           17.9           17.5
                                                             ============    ============   ============   ============
    Fully diluted                                                     23.9            23.5           23.8           20.8
                                                             ============    ============   ============   ============


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                                                 (IN MILLIONS)
                                                                                     -------------------------------------
                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                     -------------------------------------
                                                                                         1996                    1995
                                                                                     -------------          --------------

Operating activities:
    Earnings before extraordinary charge                                             $         51.1         $          31.0
    Adjustments to reconcile earnings before extraordinary charge to net cash provided by (used in) operating activities:
             Depreciation, depletion and amortization                                          30.8                    29.9
             Deferred income tax expense                                                        6.8                     8.5
             Amortization of debt issuance costs                                                2.2                     2.0
             Changes in operating assets and liabilities                                        8.1                   (46.9)
             Other adjustments                                                                  2.4                     2.7
    Net cash used in discontinued operations                                                   (0.9)                   (2.5)
                                                                                     -------------          --------------
Net cash provided by operating activities                                                     100.5                    24.7
                                                                                     -------------          --------------

Investing activities:
    Additions to property, plant and equipment                                                (32.0)                  (19.3)
    Acquisitions, net of cash acquired                                                         (6.2)                  (12.6)
    Proceeds from asset sales                                                                   4.6                     8.8
    Other                                                                                      (0.5)                   (0.5)
    Net cash used in discontinued operations                                                     -                     (1.5)

                                                                                     -------------          --------------
Net cash used in investing activities                                                         (34.1)                  (25.1)
                                                                                     -------------          --------------

Financing activities:
    Additions to long-term debt                                                               125.0                    13.4
    Reductions in long-term debt                                                             (132.3)                   (0.4)
    Premium on early extinguishment of debt                                                   (11.6)                     -
    Dividends                                                                                 (13.4)                   (8.2)
    Exercise of warrants to purchase common stock                                               6.4                      -
    Securities issuance costs                                                                  (4.6)                     -
    Distributions to minority interest                                                         (6.0)                   (1.3)
                                                                                     -------------          --------------
Net cash provided by (used in) financing activities                                           (36.5)                    3.5
                                                                                     -------------          --------------

Net increase in cash and cash equivalents                                                      29.9                     3.1
Cash and cash equivalents at beginning of period                                                7.7                     7.4
                                                                                     -------------          --------------

Cash and cash equivalents at end of period                                           $         37.6         $          10.5
                                                                                     =============          ==============


     Cash payments for income taxes totaled $3.4 million and $9.9 million in the first nine months of 1996 and 1995, respectively. Further, in order not to incur additional interest charges, in early January 1995 the Company also paid a $7.6 million tax assessment, including interest, proposed by the Internal Revenue Service in a preliminary audit report issued in late 1994. Interest paid, net of amounts capitalized, was $16.3 million and $13.8 million in the first nine months of 1996 and 1995, respectively.


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

            STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                               BY BUSINESS SEGMENT

                                   (UNAUDITED)


                                                                                       (IN MILLIONS)
                                                               --------------------------------------------------------------
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                               ----------------------------      ----------------------------
                                                                   1996            1995              1996            1995
                                                               ------------    ------------      ------------    ------------

Contributions to revenues:
    Cement                                                     $       140.4   $       124.3     $       350.9   $       313.2
    Concrete products                                                   62.0            56.7             180.9           162.9
    Intersegment sales                                                 (13.1)          (10.6)            (36.9)          (31.6)
                                                               ------------    ------------      ------------    ------------
                                                               $       189.3   $       170.4     $       494.9   $       444.5
                                                               ============    ============      ============    ============
Contributions to operating earnings (loss) before interest
expense and income taxes:
         Cement                                                $        44.3   $        35.7     $        97.8   $        79.8
         Concrete products                                               4.7             0.7              11.0             4.6
         Corporate
             General and administrative                                 (4.1)           (5.8)            (15.2)          (18.1)
             Depreciation, depletion and amortization                   (0.8)           (1.0)             (2.6)           (3.1)
             Miscellaneous income                                        1.9             1.6               2.0             3.0
                                                               ------------    ------------      ------------    ------------
                                                               $        46.0   $        31.2     $        93.0   $        66.2
                                                               ============    ============      ============    ============



                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                                        (IN MILLIONS)
                                      ---------------------------------------------------------------------------------
                                                                                                CAPITAL
                                           PREFERRED STOCK              COMMON STOCK          IN EXCESS OF  REINVESTED
                                      -------------------------   ------------------------
                                        SHARES        AMOUNT        SHARES        AMOUNT       PAR VALUE     EARNINGS
                                      -----------   -----------   ----------    ----------    -----------   -----------


BALANCE AT DECEMBER 31, 1995                   4.6  $      151.9         17.3   $      21.6   $      127.0  $       74.5
NET EARNINGS                                    -             -            -             -              -           39.7
DIVIDENDS ON PREFERRED STOCK
    (NOTE 4)                                    -             -            -             -              -           (7.3)
DIVIDENDS PAID ON COMMON STOCK                  -             -            -             -              -           (5.2)
EXERCISE OF WARRANTS TO PURCHASE
     COMMON STOCK                               -             -           0.4           0.5            5.9            -
OTHER                                           -             -            -             -             0.2          (0.1)
                                      -----------   -----------   ----------    ----------    -----------   -----------
BALANCE AT SEPTEMBER 30, 1996                  4.6  $      151.9         17.7   $      22.1   $      133.1  $      101.6
                                      ===========   ===========   ==========    ==========    ===========   ===========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

        The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at September 30, 1996 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1995 is derived from the December 31, 1995 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

        In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year have been reclassified for purposes of comparison.

NOTE 2 - CHANGES IN LONG-TERM DEBT:

        On March 19, 1996, the Company issued $125 million of 10% Senior Subordinated Notes due 2006 (the 10% Notes) in a private placement. Interest on the 10% Notes is payable semi-annually, commencing September 1, 1996. The 10% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2001 at 105% of the principal amount, declining ratably in annual increments to par on or after March 1, 2004, plus accrued interest. The 10% Notes are subordinate in right of payment to the Company's existing and future senior debt, as defined in the indenture under which the 10% Notes were issued, rank on a parity with the Company's existing and future senior subordinated debt, as defined in the indenture, and rank senior to other existing and future subordinated debt of the Company. The indenture includes affirmative and negative covenants which in certain instances restrict, among other things, incurrence of additional indebtedness, certain sales of assets, certain mergers and consolidations, dividends and distributions and redemptions and repurchases of equity securities. In accordance with a Registration Rights Agreement entered into at the time of the private placement, the Company exchanged all of the 10% Notes in a registered exchange offer for 10% Senior Subordinated Notes due 2006, Series B, which are substantially similar to the 10% Notes and were issued under the same indenture.

        The net proceeds of the 10% Notes and other funds were used to retire $120.2 million in principal amount of the Company's 14% Senior Subordinated Notes due 2001, Series B (the 14% Notes) that the Company had offered to repurchase for $131.8 million plus accrued interest of $7.2 million and to pay related costs and expenses. The Company recorded a $11.4 million net of tax extraordinary charge in the first quarter of 1996 to reflect the prepayment premium and other costs incurred in the repurchase. The remaining $4.8 million in principal amount of the 14% Notes was called for redemption on October 31, 1996 at 105.25% of the principal amount plus accrued interest.

NOTE 3 - INVENTORIES:


                                                                  (UNAUDITED IN MILLIONS)
                                                          ----------------------------------------
                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                1996                    1995
                                                          ----------------        ----------------

            Finished goods                                $           15.2        $           18.6
            Work in progress                                          11.4                    14.6
            Raw materials                                              6.4                     6.5
            Supplies                                                  30.1                    29.9
                                                          ----------------        ----------------
                                                          $           63.1        $           69.6
                                                          ================        ================


        Inventories stated on the LIFO method were $26.7 million of total inventories at September 30, 1996 and $30.4 million of total inventories at December 31, 1995 compared with current costs of $35.4 million and $39.1 million, respectively.

NOTE 4 - CAPITAL STOCK:

    COMMON STOCK

        At September 30, 1996, a total of approximately 17,715,000 shares of Common Stock were issued and outstanding. A quarterly dividend of $0.10 per share of Common Stock has been paid quarterly beginning in March 1996, and the Company has declared a quarterly dividend of $0.10 per share payable on December 2, 1996, to holders of record on November 15, 1996.

    PREFERRED STOCK REDEEMABLE AT ISSUER'S OPTION

        Series A Preferred Stock - The Company had 1,994,000 shares of Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) outstanding at September 30, 1996, December 31, 1995 and September 30, 1995. The Series A Preferred Stock (a) has a stated value and liquidation preference of $10 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $.70 per year, payable quarterly, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 540 days, (c) is convertible into one-half of a share of Common Stock for each share of Series A Preferred Stock and (d) is redeemable with at least 10 days notice at the option of the Company at 105% of the $10 stated value thereof through April 30, 1997 (declining to 100% of the stated value thereafter) plus an amount equal to accrued and unpaid dividends. Dividends paid on the Series A Preferred Stock were approximately $350,000 and $1 million, respectively, during the three and nine-month periods ended September 30, 1996 and 1995. The Company has called all of the shares of its Series A Preferred Stock for redemption on November 8, 1996. The Series A Preferred Stock will remain convertible into Common Stock until 5:00 p.m., Houston, Texas time, on the November 8, 1996 redemption date.

        Series B Preferred Stock - The Company had 914,360 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock) outstanding at September 30, 1996, December 31, 1995, and September 30, 1995. The Series B Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative dividend of $3.75 per year, payable semi-annually, and entitles the holders of a majority thereof to elect two directors if dividends are in arrears for at least 180 days, (c) is convertible into two and one-half shares of Common Stock for each share of Series B Preferred Stock and (d) is redeemable with at least 30 days notice at the option of the Company at 100% of the $50 stated value thereof plus an amount equal to accrued and unpaid dividends. Dividends accrued on the Series B Preferred

Stock were approximately $860,000 and $2.6 million, respectively, during the three and nine-month periods ended September 30, 1996 and 1995.

        On August 29, 1996, the Company announced that it would call for redemption fifty percent of the shares of its Series B Preferred Stock outstanding. The redemption price was $50.00 per share of Series B Preferred Stock plus accrued dividends of $1.13. On October 18, 1996, which was the date set for redemption, only 150 shares of Series B Preferred Stock were redeemed. The remaining 457,030 shares of Series B Preferred Stock which had been called for redemption (plus an additional 14,775 shares of Series B Preferred Stock which had not been called for redemption) had been converted into Common Stock prior to the redemption date, leaving 442,405 shares of Series B Preferred Stock outstanding on the close of business on October 18, 1996. On a proforma basis, assuming that 471,805 shares of Series B Preferred Stock were converted into Common Stock at the beginning of the year, primary earnings per share would have been reduced by $0.06 per share and $0.04 per share, respectively, for the three and nine months ended September 30, 1996.

        On October 22, 1996, the Company issued a notice of redemption for all of the remaining outstanding shares of Series B Preferred Stock. The redemption date has been set for November 21, 1996. The Series B Preferred Stock will remain convertible into Common Stock until 5:00 p.m., Houston, Texas time on the November 21, 1996 redemption date.

        Series D Preferred Stock - The Company had 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) outstanding at September 30, 1996, December 31, 1995, and September 30, 1995. The Series D Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative annual dividend of $2.875 per share, payable quarterly, (c) is convertible into
1.511 shares of Common Stock for each share of Series D Preferred Stock, subject to adjustment and (d) may be converted at the option of the Company, in whole but not in part, at any time on and after January 27, 1997 and until January 27, 2001, if for at least 20 trading days within a period of 30 consecutive trading days, including the last trading day of such 30 trading day period, the closing price of the Common Stock equals or exceeds 130% of the conversion price of $33.092 and (e) is redeemable at the option of the Company at 100% of the stated value thereof plus accrued and unpaid dividends on and after January 27, 2001. Dividends paid on the Series D Preferred Stock were approximately $1.2 million and $3.7 million, respectively, during the three and nine-month periods ended September 30, 1996 and 1995.

        Warrants to Purchase Common Stock - In October 1991, the Company issued and sold an aggregate of 1,250,000 Warrants pursuant to the terms of a Warrant Agreement dated as of October 31, 1991. ChaseMellon Shareholder Services, L.L.C. is the Warrant Agent. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $16 per share until 5:00 p.m. New York City on October 31, 1996. The closing price of the Company's Common Stock on the New York Stock Exchange on October 29, 1996 was $28.75 as reported in The Wall Street Journal. As of October 29, 1996, 616,500 Warrants remained unexercised.

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

        In September 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under both Federal and applicable Ohio law, and therefore, jointly and severally liable for costs associated with cleanup of the USX Site. The Company and USX have held settlement discussions with respect to this matter and are currently jointly funding a phased approach to investigating the problems at the USX Site. Based on the information obtained from this investigation project, current estimates of the potential magnitude of the remediation costs for the USX Site are between $300,000 and $8 million, depending on the assumptions used. No regulatory agency has directly asserted a claim against the Company as the owner of the USX Site requiring it to remediate the property, and no cleanup of the USX Site has yet been initiated.

        See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

NOTE 6 - REVIEW BY INDEPENDENT ACCOUNTANTS:

        The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of September 30, 1996 and for the three and nine-month periods ended September 30, 1996 and 1995 follows.

                         INDEPENDENT ACCOUNTANTS' REPORT



TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS


        We  have  reviewed  the  accompanying   consolidated  balance  sheet  of
Southdown, Inc. and subsidiary companies as of September 30, 1996, and the related statements of consolidated earnings for the three and nine-month periods ended September 30, 1996 and 1995, consolidated cash flows for the nine months ended September 30, 1996 and 1995 and the statement of shareholders' equity for the nine months ended September 30, 1996. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Houston, Texas
October 22, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 21 through 35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

    CONSOLIDATED THIRD QUARTER EARNINGS

        Operating earnings for the third quarter of 1996 were $46.0 million compared with $31.2 million in the prior year quarter. Net earnings for the third quarter of 1996 were $27.4 million, $1.15 per share, fully diluted, compared with $16.5 million, $0.70 per share, fully diluted, for the prior year quarter.

        Consolidated revenues in the third quarter of 1996 increased 11% over the same period of the prior year primarily because of improved sales volumes and sales prices in both cement and ready-mixed concrete. Third quarter 1996 operating earnings improved $14.8 million over the same quarter of the prior year reflecting improvements in both operating segments.

        Third quarter interest expense in 1996 declined compared with the prior year quarter, reflecting the refinancing of the 14% Notes with the 10% Notes in March 1996 and lower borrowings under the Company's Revolving Credit Facility.

    CONSOLIDATED YEAR-TO-DATE EARNINGS

        Earnings before extraordinary charge for the nine months ended September 30, 1996 were $51.1 million, $2.14 per share, fully diluted, compared with $31 million, $1.31 per share, fully diluted, in the prior year period. The extraordinary charge of $11.4 million, $0.48 per share, fully diluted, reflects the prepayment premium and other costs incurred in the first quarter of 1996 in conjunction with the repurchase of $120.2 million principle amount of the 14% Notes. Consolidated year-to-date revenues were 11% higher than the prior year period for the same reasons as discussed above. The year-over-year improvement in operating results includes a 23% increase in Cement segment earnings, a $6.4 million improvement in the results reported by the Concrete Products segment and a 16% reduction in Corporate expenses. The Cement segment benefited from an 11% increase in sales volumes and a 3% improvement in average sales prices. Operating earnings from the Concrete Products segment were also significantly improved primarily because of higher ready-mixed concrete sales volumes and sales prices. Interest expense in the 1996 period was 21% below that of the comparable prior year period because of lower debt levels and borrowing costs.

SEGMENT OPERATING EARNINGS

    CEMENT

        THIRD QUARTER - The record quarterly operating earnings of the Cement segment for the three-month period ended September 30, 1996 were $44.3 million compared with $35.7 million in the prior year quarter. The improvement reflects a 12% increase in sales volumes and a weighted average $1.44 per ton improvement in cement sales prices. Higher sales volumes were reflected at all but two of the Company's cement plants. Sales volumes were favorably impacted by strong market conditions and favorable weather. The improvement in sales prices reflected price increases implemented during the previous twelve months. Per unit Cement segment operating costs declined slightly.

        YEAR-TO-DATE - Operating earnings for the nine months ended September 30, 1996 were $97.8 million compared with $79.8 million in the prior year period. The Cement segment benefited from a 476,000 ton increase in cement sales volumes and a 3% improvement in the weighted average sales price. The higher sales volumes and sales prices reflected strong demand. Per unit operating costs were essentially unchanged for the comparable year-to-date periods.

        Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ---------------------------        ---------------------------
                                                       1996             1995              1996             1995
                                                    ---------         ---------        ---------         ---------

       Tons of cement sold (thousands)                  1,971             1,759           5,003              4,527
                                                    =========         =========        =========         =========

       Weighted average per ton data:
         Sales price (net of freight)               $   62.99         $   61.55        $   62.28         $   60.70
         Cost of sales (1)                              40.75             41.31            42.78             42.85  (2)
                                                    ---------         ---------        ---------         ---------

       Margin                                       $   22.24         $   20.24        $   19.50         $   17.85
                                                    =========         =========        =========         =========
       --------------
       (1)  Includes fixed and variable  manufacturing  costs, cost of purchased cement,  selling expenses,  plant general and administrative  costs, other plant overhead and miscellaneous costs.
       (2)  Excludes a $1 million charge for the nine months ended September 30,
            1995 related to a litigation settlement.


    CONCRETE PRODUCTS

        THIRD QUARTER - Excluding a $1.5 million gain from the sale of surplus California real estate, operating earnings for the Concrete Products segment increased $2.5 million over the prior year quarter because of a $1.30 per yard improvement in ready-mixed concrete sales prices combined with a 8% increase in ready-mixed sales volumes. The increase in sales volumes was based entirely on an improved Florida market. Favorable weather and an improved construction market contributed to higher Florida concrete operations sales volumes and sales prices and resulted in a twofold increase in earnings from the Florida division. Excluding the previously mentioned $1.5 million gain, operating results in California were higher than the prior year quarter. The improvement resulted primarily from lower operating costs from the California aggregate operations in contrast with the prior year quarter which was adversely impacted by a labor strike. Operating results from California ready-mixed concrete were improved, reflecting a 4% increase in ready-mixed concrete sales prices.

        YEAR-TO-DATE - Concrete Products operating earnings increased $6.4 million for the nine months ended September 30, 1996. The Concrete Products segment achieved a significant improvement primarily because of higher earnings from the Florida concrete operation. Fair weather and a strong construction market resulted in higher Florida ready-mixed concrete sales volumes and sales prices. Excluding the previously mentioned $1.5 million gain, operating results from the California operation improved slightly. The California Concrete Products operating results were favorably impacted by a $3.33 per yard increase in ready-mixed concrete sales prices offset by a 39% decline in earnings from the California aggregate operations. The California aggregate operations were adversely impacted by a further slide in construction activity in the Company's market area.

        The segment's operating results also include the block, resale and fly ash operations in Florida and aggregate operations in southern California which combined totalled $1.6 million and $5 million of operating earnings in the 1996 quarter and year-to-date periods, respectively, compared with $700,000 and $4.7 million in the 1995 periods, respectively.

        Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ---------------------------        --------------------------
                                                       1996             1995              1996             1995
                                                    ---------         ---------        ---------         --------

       Yards of ready-mixed concrete
         sold (thousands)                                 947              875             2,779            2,555
                                                    =========         ========         =========         ========

       Weighted average per cubic yard data:
            Sales price                             $   53.21         $  51.91         $   53.10         $  51.05
            Operating costs (1)                         51.62  (2)       51.96             51.48  (2)       51.08
                                                    ---------         ---------        ---------         --------

       Margin(3)                                    $    1.59         $  (0.05)        $    1.62         $  (0.03)
                                                    =========         =========        =========         =========
       --------------
         (1) Includes  variable  and  fixed  plant  costs,  delivery,  selling, general and administrative and miscellaneous operating costs.
         (2) Excludes a third quarter  1996,  $1.5 million gain from the sale of surplus real estate.
         (3) Does not include aggregate, concrete block and other related products.

    CORPORATE

        Corporate general and administrative expenses declined in both the current year third quarter and nine months year-to-date periods compared with the prior year periods primarily because of estimated credits for postretirement benefits and pension expense.

LIQUIDITY AND CAPITAL RESOURCES

        The net proceeds from the Company's March 1996 issuance of $125 million of 10% Notes, combined with borrowings under the Company's Revolving Credit Facility, were utilized to repurchase $120.2 million of 14% Notes and to pay the related prepayment premium and other costs. On October 1, 1996, the final $4.8 million in principal amount of the 14% Notes were called for redemption on October 31, 1996 at 105.25% of the principal amount plus accrued interest. The Company will utilize internally generated funds for the redemption.

        Internally generated cash flow during the first nine months of 1996 was utilized to (i) invest approximately $32 million in property, plant and equipment, (ii) acquire a terminal in Phoenix, Arizona, (iii) reduce borrowings outstanding under the Revolving Credit Facility and (iv) pay dividends on capital stock. In the first nine months of 1995, internally generated funds from operations and borrowings under the Company's Revolving Credit Facility were utilized to (i) fund working capital requirements including the build-up of inventories, (ii) invest approximately $19.3 million in property, plant and equipment, (iii) acquire additional ready-mix concrete operations in Florida and in southern California for a total of $12.6 million and (iv) pay dividends on preferred stock.

        The Company's Revolving Credit Facility totals $200 million and matures in October 2000. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company are pledged to secure this facility. At September 30, 1996, there were no borrowings and $51.4 million of letters of credit were outstanding under the Revolving Credit Facility, leaving $148.6 million of unused and unrestricted capacity.

        On August 29, 1996, the Company announced that it would call for redemption fifty percent of the shares of its Series B Preferred Stock outstanding. The redemption price was $50 per share of Series B Preferred Stock plus accrued dividends of $1.13. On October 18, 1996, which was the date set for redemption, only 150 shares of Series B Preferred Stock were redeemed. The remaining 457,030 shares of Series B Preferred Stock which had been called for redemption (plus an additional 14,775 shares of Series B Preferred Stock which had not been called for redemption) had been converted into Common Stock prior to the redemption date, leaving 442,405 shares of Series B Preferred Stock outstanding on the close of business on October 18, 1996.

        On October 22, 1996, the Company issued a notice of redemption for all of the remaining outstanding shares of the Series B Preferred Stock on November 21, 1996 and 100% of the Company's Series A Preferred Stock on November 8, 1996. The Series B Preferred Stock and the Series A Preferred Stock will remain convertible into Common Stock until 5:00 p.m. Houston, Texas time on their respective November 1996 redemption dates.

        In October 1991, the Company issued and sold an aggregate of 1,250,000 Warrants pursuant to the terms of a Warrant Agreement dated as of October 31, 1991. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $16 per share until 5:00 p.m. New York City on October 31, 1996. The closing price of the Company's Common Stock on the New York Stock Exchange on October 29, 1996 was $28.75 as reported in The Wall Street Journal. As of October 29, 1996, 616,500 Warrants remained unexercised.

    CHANGES IN FINANCIAL CONDITION

        The change in the financial condition of the Company between December 31, 1995 and September 30, 1996 reflects the March 1996 issuance of $125 million of 10% Notes, and the increase in internally generated cash flow to complete the repurchase of $120.2 million of the 14% Notes, pay down borrowings under the Company's Revolving Credit Facility and fund capital expenditures and capital stock dividends. Accounts and notes receivables increased because of the additional sales activity occurring in the summer construction season relative to the winter months. The decrease in inventories reflects the higher than anticipated cement sales volumes during the peak selling months in the second and third quarters. The decrease in long-term receivables reflects collections on restructured trade accounts receivable. The decrease in deferred income taxes reflects the reduction of net operating loss carryforwards. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations. Other liabilities and deferred credits decreased because of payments made in conjunction with the shipping operations formerly owned by a predecessor company and other obligations.

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

        Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Several of the Company's previously and currently owned facilities at several locations have become the subject of various local, state and Federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at several locations to which they are alleged to have shipped materials for disposal. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. Based on the information the Company has developed to date, the Company has no reason to believe it will be required to spend significant sums with regard to these locations either individually or in the aggregate. However, until it is determined what, if any, contribution the Company or its predecessors made to these locations and until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost of resolving these environmental matters.

        Cement kiln dust (CKD) is a by-product of the cement manufacturing process. Most manufacturing plants in the industry have typically disposed of CKD in and around the plant site since the inception of cement manufacturing operations. When CKD is infused with water, it may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The Company has recorded charges totaling approximately $13.3 million as the estimated remediation cost for one inactive CKD disposal site in Ohio. Approximately $12 million of the reserved amount had been expended through September 30, 1996.

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

        In September 1993, the Company filed a complaint against USX, alleging that USX is a potentially responsible party under both Federal and applicable Ohio law, and therefore, jointly and severally liable for costs associated with cleanup of the USX Site. The Company and USX have held settlement discussions with respect to this matter and are currently jointly funding a phased approach to investigating the problems at the USX Site. Based on the information obtained from this investigation project, current estimates of the potential magnitude of the remediation costs for the USX Site are between $300,000 and $8 million, depending on the assumptions used. No regulatory agency has directly asserted a claim against the Company as the owner of the USX Site requiring it to remediate the property, and no cleanup of the USX Site has yet been initiated.

        No substantial investigative work has been undertaken at the Company's other CKD sites in Ohio. Several of the Company's other inactive CKD disposal sites around the country are under study to determine if remedial action is required.

        Claims for Indemnification

        Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Tennessee Gas Pipeline Company (Tennessee Gas). The Minerals Management Service (MMS) of the Department of the Interior (DOI) has reviewed the 1988 agreement Pelto entered into with Tennessee Gas to determine whether a payment to Pelto thereunder is associated with Federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In October 1995, the MMS's Houston Compliance Division advised EDC that it had determined that a lump sum payment made by Tennessee Gas to Pelto was, for several alleged reasons, royalty bearing. The MMS advised EDC of a preliminary determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. In 1994, the Company timely filed its notice of appeal and its statement of reasons supporting its appeal regarding an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas Pipe Line Corporation (Transco) to Pelto. The Company has been notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to both of these matters. The Company disagrees with MMS' preliminary determinations; however, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties on those sums, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

        On June 14, 1995, in a case in which the Company is not involved, Independent Petroleum Association of America v. Babbitt, a United States District Court Judge upheld the DOI's claim for royalty, based on MMS' Dear Payor letter, on the lump sum payment received by an unrelated gas producer for settling its contract claims with a gas purchaser. The U.S. Circuit Court of Appeals, however, reversed the lower court decision and ruled that gas producers cannot be required to pay royalties on the payments in settlement of take-or-pay contracts and related contract claims. In its August 27, 1996 opinion, the three judge panel held 2-1 that the DOI impermissibly departed from established agency practices in attempting to collect royalties on the settlement payment. Rehearing of the Circuit Court of Appeals' decision, however, has been sought.

        Status of Antidumping Orders Against Mexican Cement and Clinker

     Historically, cement imports have increased during peak demand periods to supplement U.S. production. During the 1980s, however, competition from imported cement in most coastal and border areas grew significantly. According to the Portland Cement Association, U.S. consumption of foreign cement increased from approximately 4% of total U.S. consumption in 1982 to a peak of approximately 20% in 1987. The large volume of low priced imported cement depressed cement prices during a period of strong growth in cement consumption.

        In response to the surge of unfairly priced imports, groups of industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in subsequent years, against imports from certain other countries. Based upon affirmative final determinations of the International Trade Commission (ITC) and the Department of Commerce (DOC), an antidumping order was imposed against Mexican cement and clinker in 1990. As a result of this order, importers must tender antidumping duty cash deposits to the U.S. Customs Service with each entry of cement or clinker from Mexico equal to the customs value of the cement times the cash deposit rate applicable to the exporter.

        The dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC. In the case of Mexico, the dumping margins are subject to appeal either to the U.S. Court of International Trade (CIT) and the U.S. Court of Appeals for the Federal Circuit (CAFC) or to bi-national dispute panels under the North American Free Trade Agreement (NAFTA). NAFTA has thus far had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. On September 13, 1996, a NAFTA bi-national dispute resolution panel unanimously rejected Cemex's appeal of the DOC's final results of the third administrative review. The bi-national panel found that DOC's initiation of the original investigation was consistent with U.S. and International law and rejected Cemex's claim that an unadopted 1992 GATT panel recommendation required DOC to terminate the antidumping order. In the third administrative review, DOC determined a dumping margin for Cemex of 62% based on using the margin from the original investigation as best information available (BIA). The panel found that DOC had properly used BIA because of Cemex's refusal to provide DOC with requested information on Cemex's home market pricing of cement.

        On September 30, 1996, DOC found significant dumping margins in two administrative reviews of the antidumping order on Mexican cement. In the fifth administrative review, covering imports by Cemex during August 1994 - July 1995, DOC determined a preliminary dumping margin of 108%. DOC is scheduled to issue final results of the fifth administrative review in April 1997, which may then be appealed to a NAFTA bi-national panel. On September 30, 1996, DOC also released its redetermination on remand from the CIT in the second administrative review period of August 1991 through July 1992. The final dumping margin in this review was 109%. If both of these rulings are upheld, Cemex's estimated liability for antidumping duties exceeds $55 million for its entries during the second and fifth review periods.

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

     In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX
Case). In late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX jointly funded the initial project of a phased approach to investigating and remediating the problems at the USX Site and have since agreed to undertake a Phase II investigation of remedial options. The Phase II investigation is estimated to take approximately six months to complete. As a result, on August 13, 1996, the Court issued a stay of the USX Case until, at least, January 1, 1997 in order to allow the Phase II investigation to be completed.

     (c) In the matter of Jack Blair, et al. vs. Ideal Basic Industries, Inc., United Cement, Lime, Gypsum and Allied Workers International Union, and Dixie Cement Company (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), which is described in the Company's 1995 Annual Report on Form 10- K and Quarterly Report on Form 10-Q for the period ended March 31, 1996, the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a subsidiary of Moore McCormack Resources Inc. which was acquired by the Company in 1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The Union and Plaintiffs reached a separate settlement agreement in early 1996 and Plaintiff's claim against the Union has been dismissed. The Company has subpoenaed information concerning this agreement.

        Discovery has recommenced and depositions of the Plaintiffs were taken in June 1996. The case has now been set for trial during February 1997.

     (d) In late August 1993, the Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company's oil and gas subsidiary owned an interest. The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. In mid-1994, Murphy notified the Company that it had settled with the DOE by agreeing to pay $10.7 million and that it would contact the Company later concerning the Company's alleged share of this amount. The Company advised Murphy that it did not accept liability for any portion of the settlement amount paid to the DOE other than its pro rata share of attorney's fees, which the Company paid. On April 10, 1995, Murphy filed a complaint against the Company in the U.S. District court for the Southern District of Texas, Houston Division (Murphy Exploration & Production Company v. Southdown, Inc. - Case No. H-95-1049) alleging that the Company is liable for $634,487 plus interest from October 15, 1994 and attorney's fees as the Company's pro rata share of the payment made to the DOE by Murphy in its capacity as operator of the property. In September 1996, the Company and Murphy reached an agreement in principle whereby Murphy, for and in consideration of a payment to be made by the Company, agreed to dismiss the lawsuit with prejudice and release and discharge the Company from all liabilities and claims in connection with this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

         11      Statement of Computation of Per Share Earnings

         15 Independent Accountants' Letter re. Unaudited Interim Financial Information

         27      Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



                                                   SOUTHDOWN, INC.
                                           -------------------------------
                                                    (Registrant)



Date:  October 31, 1996                    By:     JAMES L. PERSKY
                                           -------------------------------
                                                   James L. Persky
                             Executive Vice President-Finance & Administration
                                            (Principal Financial Officer)




Date:  October 31, 1996                    By:     ALLAN KORSAKOV
                                           -------------------------------
                                                   Allan Korsakov
                                                Corporate Controller
                                            (Principal Accounting Officer)