Form 10-K
period 1996-12-31
SOUTHDOWN INC
filed 1997-03-28
CIK 313058

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                    FORM 10-K

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

        [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM _________________ TO __________________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
          -------------------                         ---------------------
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES  [ X ]         NO  [  ]

        As of February 28, 1997 the number of shares of common stock outstanding was 21.4 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, Inc. was approximately $862.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III.
===============================================================================

                                TABLE OF CONTENTS

                                                                          PAGE

                                     PART I

Item  1.     Business......................................................   1
                General....................................................   1
                Industry ..................................................   1
                Business Strategy..........................................   1
                Cement Operations..........................................   2
                Concrete Products Operations...............................   8
                Environmental Matters......................................   9
                Employees..................................................  12
                Segment Information........................................  13

Item  2.     Properties....................................................  13

Item  3.     Legal Proceedings.............................................  13

Item  4.     Submission of Matters to a Vote of Security Holders...........  15

                                     PART II

Item  5.     Market for Registrant's Common Equity and Related
                Security Holder Matters....................................  16

Item  6.     Selected Financial Data.......................................  17

Item  7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................  18

Item  8.     Financial Statements and Supplementary Data...................  31

Item  9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.......................................  64

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant............  64

Item 11.     Executive Compensation........................................  64

Item 12.     Security Ownership of Certain Beneficial Owners and Management  64

Item 13.     Certain Relationships and Related Transactions................  64

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...............................................   64

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

         The Company is one of the leading cement and ready-mixed concrete companies in the United States. The Company operates eight manufacturing facilities, seven quarrying sites and a network of 20 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cements, primarily in the Ohio valley and the southwestern and southeastern regions of the United States. The Company is also vertically integrated in the regional vicinity of its two largest cement plants, with ready-mixed concrete operations serving markets in Florida and southern California.

INDUSTRY

         Demand for cement is derived from the demand for concrete products which, in turn, is dependent on the demand for construction. According to estimates of the Portland Cement Association (PCA), the industry's primary trade organization, the three construction sectors that are the major components of cement consumption are (i) public works construction, including public buildings, (ii) commercial and industrial construction and (iii) residential construction, which comprised 54%, 18% and 22%, respectively, of U.S. cement consumption in 1995, the most recent period for which such data are available. Construction spending and cement consumption have historically fluctuated widely. The construction sector, and hence demand for cement and concrete, is affected by the general condition of the economy and prevailing interest rates, and can exhibit substantial variations in activity across the country as a result of the differing cycles and structures of regional economies. The impact on the Company of regional construction cycles may be mitigated to some degree by its geographic diversification. Because of the high fixed-cost nature of the business, however, the overall profitability of cement manufacturers, including the Company, is sensitive to variations in sales volumes and shifts in the balance between supply and demand. The Company's business is seasonal to the extent that construction activity tends to diminish during the winter months in many areas of the country and during other periods of inclement weather.

BUSINESS STRATEGY

         To enhance profitability and return on investment, the Company intends to continue to focus on its core business through internal growth opportunities, improving productivity and enhancing the Company's market position. The Company plans to take advantage of opportunities for internal growth by modernizing and expanding certain of its existing cement plants. A capital project to upgrade the Company's Ohio cement plant is nearing completion. This project is expected to enhance productivity and efficiency, reduce manufacturing costs and increase the plant's cement capacity by about 100,000 tons per year. Another major capital project to increase the production capacity of the Company's Victorville,

California cement plant by approximately 300,000 tons per year is underway and scheduled for completion in the last half of 1997. Capacity expansions and efficiency modifications at several additional facilities are also being evaluated. In the Company's two largest markets, Florida and southern California, the Company has sought to improve its market position through the recent acquisition of additional cement terminals and ready-mixed concrete operations. The Company may also evaluate other opportunities to improve its competitive position and increase profitability. Further, in an effort to increase the demand for cement and concrete, the Company is taking a leadership role in the industry's development of new promotional programs to increase concrete's market share in certain applications relative to other building products. In addition, the Company will continue to pursue antidumping actions, if necessary, to prevent unfairly priced foreign cement from adversely impacting the Company's markets.

CEMENT OPERATIONS

     COMPANY OPERATIONS

         Cement is the basic binding agent for concrete, a primary construction material. The Company's cement products are produced primarily from raw materials found at or near the Company's plant locations. Depending upon the process at individual plants, production of one ton of finished product consumes approximately 1.6 tons of raw material. The principal raw material used in the production of portland cement is calcium carbonate found in the form of limestone. The Company's total estimated recoverable reserves of limestone are approximately 810 million tons located on approximately 20,000 acres, most of which are owned by the Company in fee. Other raw materials, used in substantially smaller portions than limestone, include sand, iron ore or other iron bearing materials, clay and gypsum. When not found in adequate amounts in the Company's quarries, these materials are purchased from outside suppliers.

         The manufacture of portland cement primarily involves the crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then processed in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to produce finished cement. As fuel is a major component in the cost of producing clinker, the pyroprocessing systems of most modern cement plants, including seven of the eight plants operated by the Company, incorporate some form of the more fuel efficient "dry process" technology. In preheater/precalciner kilns, the most modern application of this technology, the raw materials are initially introduced into a preheater tower that utilizes hot exhaust gases from the kiln to effect partial calcination of the raw materials before they enter the rotary kiln. At present, kilns utilizing some variation of the dry process manufacturing technology comprise approximately 95% of the Company's clinker capacity. In contrast, based on 1995 data, the most current information available, the PCA estimates that approximately 28% of the domestic cement industry's capacity utilizes "wet process" technology.

         The Company's cement production facilities are located in California, Florida, Kentucky, Ohio, Tennessee, Texas, Colorado and Pennsylvania. These plants have a combined cement manufacturing capacity of approximately 6.5 million tons (6.2 million tons, excluding the joint venture interests of others). All of the facilities are wholly-owned except for the Kentucky and Pennsylvania plants. These two plants are owned by Kosmos Cement Company (Kosmos Cement), a joint venture owned 75% by the Company and 25% by Lone Star Industries, Inc. (Lone Star). The Company is the operator of all eight plants, including the two joint venture plants.

         The following table sets forth certain information regarding the Company's cement plants at December 31, 1996:


                                                                             ANNUAL
                                 NO.               CLINKER                   CEMENT                    ESTIMATED
                                 OF             MANUFACTURING               CAPACITY (1)                 LIFE OF
      PLANT LOCATION            KILNS              PROCESS               (IN 000 TONS) (2)         LIMESTONE RESERVES
      --------------            -----              -------               -------------             ------------------
  Victorville, California         2         Preheater/precalciner            1,666 (3)                 100+ years
                                                Long dry kiln
   Brooksville, Florida           2               Preheater                    1,304                    90+ years
 Kosmosdale, Kentucky (4)         1               Preheater                     791                    100+ years
      Fairborn, Ohio              1               Preheater                   650 (5)                   45+ years
   Knoxville, Tennessee           1         Preheater/precalciner               729                     65+ years
       Odessa, Texas              2               Preheater                     538                    100+ years
                                                Long dry kiln
      Lyons, Colorado             1         Preheater/precalciner               448                     24 years
Pittsburgh, Pennsylvania (4)      1                  Wet                        408                   30 years (6)

--------------------------- ------------- -------------------------- --------------------------  -----------------------



(1) Based on clinker capacity at December 31, 1996 converted to cement at each plant's 1996 product mix.
(2) All references to "tons" in this table and throughout this document are to U.S. short tons (2,000 pounds).
(3) Expansion project underway which is expected to increase cement capacity by approximately 300,000 tons per year when the project is completed in the second half of 1997.
(4) Owned by Kosmos Cement. The Company owns 75% of the joint venture and operates the joint venture's plants, sales offices and terminals.
(5) Does not include capacity from expansion project underway which is expected to increase cement capacity by 100,000 tons per year when the project is completed in mid-1997.
(6) The Company has contracted for a long-term supply agreement with an independent third party to provide limestone for this plant.


         As a result of continued high uptime and demand, the ratio of actual clinker production to rated kiln capacity was 98% in both 1996 and 1995 compared with 93% in 1994. During each of the past three years, the Company has also purchased cement from others for resale. In 1996, 6.2% of the cement sold by the Company was acquired from third parties compared with 7.5% in 1995 and 5.9% in 1994.

         During 1996, the Company sold approximately 7.0 million tons of cement compared with 6.3 million tons in 1995 and 6.5 million tons in 1994. Excluding the joint venture interests of others, sales volumes were 6.7 million tons, 6.1 million tons and 6.2 million tons for 1996, 1995 and 1994, respectively. High levels of construction activity in most regions of the country during the last several years has resulted in a more favorable balance in the supply and demand for cement which, in turn, has allowed sales prices to rise. During 1996, higher sales prices and continued strong demand resulted in further improvement in the industry. As a consequence of these improvements in market conditions, the Company's cement segment revenues and earnings have followed a pattern of continued growth since 1991.

         Although industry capacity has remained relatively stable in recent years, according to the PCA total U.S. clinker capacity at the end of 1995, the most recent data available, had declined by 7.0 million tons or 8% from its peak in 1975. During the last two years, several companies, including the Company, announced or undertaken capital projects to enhance the productivity and incrementally expand the capacity of existing cement manufacturing facilities.

     COMPETITION

         On the basis of statistics published by the PCA, the Company believes that, as of the end of 1995, the most recent period for which such data is available, it ranked third in total active cement manufacturing capacity among the 46 cement producers (including joint ventures) in the U.S. as set forth in the following table:


                            U.S. CLINKER (1)
                               CAPACITY          PERCENT OF
      RANK                    (000 TONS)       U.S. INDUSTRY                          COMPANY NAME
----------------- ------------------------- ------------------------ ----------------------------------------------
        1                     11,092                     13.2%       Holnam, Inc.
        2                      6,641                      7.9        Lafarge Corporation
        3                      5,881                      7.0        Southdown, Inc.
        4                      5,508                      6.6        CBR-HCI Construction Materials Corporation
        5                      5,306                      6.3        Ash Grove Cement Company
        6                      4,299                      5.1        Blue Circle, Inc.
        7                      4,165                      5.0        Essroc Corporation
        8                      3,850                      4.5        Lone Star Industries, Inc.
        9                      3,675                      4.4        Medusa Cement Company
       10                      3,275                      3.9        California Portland Cement Company
                           ---------             ----------
                              53,692                     63.9        Total Top Ten
                              30,278                     36.1        Others
                           ---------             ----------
                              83,970                    100.0%       Total Industry
                           =========             ==========
----------------- ------------------------- ------------------------ ----------------------------------------------

Source: Portland Cement Association. Clinker capacity for joint venture operations is based on each company's ownership interest.

(1) In general, one ton of clinker will produce approximately 1.05 tons of cement although this conversion varies depending on the type of cement being produced and other factors.


         The cost of transporting cement is high relative to the value of the product and, therefore, cement markets are generally regional. The majority of the Company's cement sales are made directly to users of portland and masonry cements, generally within a radius of approximately 200 miles of each plant. However, access to water transport, which is generally less expensive than truck or rail shipment, can effectively expand the market area of a particular production facility.

         The following table presents information regarding the market area served by each of the Company's plants and the Company's estimate of the number of competitors serving the same market area.


       Plant Location                 PRINCIPAL MARKET AREA SERVED*               NUMBER OF MAJOR COMPETITORS
----------------------------- --------------------------------------------- --------------------------------------
   Victorville, California       Southern California, Arizona and southern   Six cement producers and four import
                                 Nevada                                      facilities
   Brooksville, Florida          Florida                                     Four cement producers and eight
                                import facilities
   Kosmosdale, Kentucky          Kentucky, West Virginia and portions of     Nine cement producers
                                 Ohio, Indiana and Tennessee
   Fairborn, Ohio                Central and southern Ohio, eastern and      Nine cement producers
                                 southern Indiana and northern and central
                                 Kentucky
   Knoxville, Tennessee          Eastern Tennessee, North Carolina, and      Ten cement producers and an import
                                 portions of Kentucky, Virginia, South       facility
                                 Carolina, Georgia and Alabama
   Odessa, Texas                 Eastern New Mexico, Texas Panhandle         Twelve cement producers and an
                                 and west Texas, western Oklahoma,           import facility
                                 southeastern Colorado and southwestern
                                 Kansas
   Lyons, Colorado               Northern and central Colorado and           Four cement producers
                                 southeastern Wyoming
   Pittsburgh,                   Western Pennsylvania and portions of        Four cement producers
   Pennsylvania                  West Virginia and Ohio

----------------------------- -------------------------------------------- ------------------------------------------

   * Includes markets served by the Company's cement distribution terminals.


         Cement is a homogeneous commodity that is manufactured to meet standardized technical specifications and is marketed primarily in bulk quantities without special packaging or labeling. The Company's bagged cement products, which represented approximately 5 to 6% of the Company's total sales volume over the past three years, are marketed under the "Southdown" label. The Company also manufactures limited amounts of premium priced, specialty cement products. Because of the commodity nature of the product, competition among suppliers of cement is based primarily on price, with consistency of quality and service to customers being of lesser significance. The overall demand for cement is relatively price inelastic, however, since cement represents only a small portion of total construction costs and cement has few substitutes in many applications.

         The primary purchasers of cement in each of the Company's regional markets are ready-mixed concrete companies. Except with respect to certain major construction projects, it is not common in the industry to enter into long-term sales contracts. Although the Company has occasionally entered into long-term contracts in prior years, all of these had expired as of December 31, 1996. From time-to-time, the Company has entered into annual sales contracts with other cement manufacturers or distributors, but no one customer represents 10% or more of the Company's consolidated revenues. As a result of the Company's vertical integration, approximately 38%, 37% and 41%, respectively, of the cement sold by the Company's Brooksville, Florida plant in the years ended December 31, 1996, 1995 and 1994 was sold to the Company's Florida ready-mixed concrete products operations. Approximately 18%, 14% and 15%, respectively, of the cement sold by the Company's California plant in the years ended December 31, 1996, 1995 and 1994 was sold to the Company's California ready-mixed concrete operations. Other principal customers are manufacturers of concrete products such as blocks, roof tiles, pipes and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, construction contractors and, in some regions, oil well cementing companies. During the years ended December 31, 1996, 1995 and 1994 approximately 58%, 57% and 47%, respectively, of the Company's Texas plant's cement sales volume consisted of sales to oil well cementing companies.

         The Company's sales efforts are concentrated in its eight sales offices. In addition, the Company utilizes a network of cement distribution terminals which serves to broaden the Company's marketing area. These cement sales offices and distribution terminals are located as follows:


                      CEMENT SALES OFFICES                               CEMENT DISTRIBUTION TERMINALS
     -----------------------------------------------            ----------------------------------------------
         STATE                            CITY                       STATE                            CITY
     -------------                    -------------             --------------                    ------------
                                                                    Arizona                        Phoenix (1)
      California                          Brea                    California                        La Mirada
       Colorado                          Denver                    Colorado                         Florence
        Florida                        Brooksville                  Florida                       Jacksonville
       Kentucky                       Kosmosdale(2)                 Florida                           Miami
         Ohio                           Fairborn                    Florida                         Palm Beach
     Pennsylvania                     Pittsburgh(2)                 Florida                         Pensacola
       Tennessee                        Knoxville                   Florida                        Tallahassee
         Texas                           Odessa                     Florida                           Tampa
                                                                    Georgia                          Atlanta
                                                                   Kentucky                       Lexington(2)
                                                                North Carolina                    Castle Hayne
                                                                North Carolina                     Statesville
                                                                North Carolina                     Wilmington
                                                                     Ohio                         Cincinnati(2)
                                                                   Tennessee                      Grey Station
                                                                   Tennessee                        Kingsport
                                                                     Texas                          Amarillo
                                                                 West Virginia                    Charleston(2)
                                                                 West Virginia                    Huntington(2)

   ---------------

   (1)   Acquired July 31, 1996.
   (2) Owned by Kosmos Cement. The Company operates the joint venture's plants, sales offices and terminals.


       Import Competition - Historically, cement imports into the U.S. have increased primarily to supplement domestic cement production during peak demand periods. Throughout most of the 1980's, however, competition from low priced imported cement in most coastal and border areas of the U.S. grew significantly. According to the PCA, U.S. consumption of foreign cement increased from approximately 4% of total U.S. consumption in 1982 to a peak of approximately 20% in 1987. The large volume of low priced imported cement depressed cement prices during a period of strong growth in cement consumption.

       In response to the surge of unfairly priced imports, groups of U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in subsequent years, against imports from certain other countries. Based upon affirmative final determinations of the International Trade Commission (ITC) and the Department of Commerce
   (DOC), an antidumping order was imposed against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S., and (ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers. The Company and other U.S. producers have benefited substantially from the antidumping orders and the suspension agreement.

       As a result of these orders, importers must tender antidumping duty cash deposits to the U.S. Customs Service with each entry of cement or clinker from Mexico or Japan equal to the customs value of the cement times the cash deposit rate applicable to the exporter. In the case of Japan, imports of cement and clinker have declined precipitously since the imposition of antidumping duty cash deposits. Although imports from Mexico have continued, they declined significantly after the antidumping order and remain well below pre-order levels. The dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC. In addition, legislation passed by the U.S. Congress in December 1994 requires the initiation of "sunset" reviews of the antidumping orders prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

       In the case of Mexico, the dumping margins are subject to appeal either to the U.S. Court of International Trade (CIT) and the U.S. Court of Appeals for the Federal Circuit (CAFC) or to binational dispute panels under the North American Free Trade Agreement (NAFTA). NAFTA has thus far had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported from Mexico. On September 13, 1996, a NAFTA binational dispute resolution panel unanimously rejected Cemex's appeal of the DOC's final results of the third administrative review. The binational panel found that DOC's initiation of the original investigation was consistent with U.S. and international law and rejected Cemex's claim that an unadopted 1992 recommendation by a General Agreement on Tariffs and Trade (GATT) dispute resolution panel required DOC to terminate the antidumping order. In the third administrative review, DOC determined a dumping margin for Cemex of 62% based on using the margin from the original investigation as best information available (BIA). The panel found that DOC had properly used BIA because of Cemex's refusal to provide DOC with requested information on Cemex's home market pricing of cement.

       DOC has also found significant dumping margins in other administrative reviews of the antidumping order on Mexican cement. On September 27, 1996, DOC released its redetermination on remand from the CIT in the second administrative review period of August 1991 through July 1992. The final dumping margin in this review was 109%. In the fourth administrative review, covering Cemex's imports during August 1993 - July 1994, DOC determined a preliminary dumping margin of 62%. DOC's final results of this review, when issued, may be appealed to a NAFTA binational panel. In the fifth administrative review, covering imports by Cemex during August 1994 - July 1995, DOC determined a preliminary dumping margin of 108%. DOC is scheduled to issue final results of the fifth administrative review in April 1997, which may then be appealed to a NAFTA binational panel. If these rulings are upheld, Cemex's estimated liability for antidumping duties exceeds $81 million for its entries during the second, fourth and fifth review periods. In addition, Cemex's estimated liabilities for duties in the first and third administrative reviews (for which the DOC will request liquidation during 1997) is approximately $49 million.

       A substantial reduction or elimination of the existing antidumping duties as a result of the World Trade Organization, NAFTA, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the

   Company's results of operations. The Company, however, is of the opinion an influx of low-priced cement imports from countries not subject to antidumping orders is unlikely given the present circumstances in the U.S. market and the ownership profile of import terminals. U.S. imports of foreign cement once again increased in the mid-1990's as U.S. cement consumption began its recovery. The PCA has estimated that imports represented approximately 14% of U.S. consumption in 1996 as compared with approximately 16% in 1995 and 13% in 1994. During this recent period of strong demand, however, and as a result of the outstanding antidumping orders and the suspension agreement, the prices of cement imports have risen. Unlike the imports during the 1980's, many of the current imports are playing a supplementary rather than a disruptive role, because they are being made by domestic producers in response to cement demand in excess of the domestic supply. The Company owns or leases a total of four cement terminals in locations capable of receiving imported cement. To supplement its production capacity, the Company sought to meet excess demand with limited purchases of imported cement in 1994 and increased purchases of imported cement in 1995 and 1996.

   CONCRETE PRODUCTS

     COMPANY OPERATIONS

         Ready-mixed concrete is a versatile, low-cost building material used in almost all construction applications. Concrete is produced in batch plants by mixing stone, sand, water and admixtures with cement, the basic binding agent, and is transported to the customer's job site in mixer trucks. The Company has vertically integrated its operations in the regional vicinity of its two largest cement plants, which are located in Florida and in southern California. During the last three years, the Florida concrete products operations have consumed between 37% and 41% of the cement sold by the Company's Florida cement plant, while the southern California concrete products operations have purchased between 14% and 18% of the cement sold by the Company's California cement plant. The Company believes that this vertical integration into ready-mixed concrete and concrete products enhances its overall competitive position in these markets, where most cement producers are vertically integrated. During 1995, the Company increased its vertical integration in southern California with the mid-year acquisition of City Concrete Products, Inc.

         The Company, also doing business in southern California as Transit Mixed Concrete Company (Transmix) and through its subsidiaries, is a major producer of ready-mixed concrete in that area and is a supplier of aggregate in southern California. Transmix and the Company's other concrete affiliates in California sell primarily to commercial and industrial builders, as well as contractors on public construction projects. The Company, doing business as Florida Mining & Materials Concrete Corp. (Florida Mining), is a major producer and supplier of ready-mixed concrete and concrete masonry in Florida. Florida Mining's sales include a high percentage of sales to residential builders.

         The Company's Concrete Products segment operates a combined total of approximately 600 ready- mixed concrete trucks, approximately 70 batch plants, 12 concrete block plants and, in California, two aggregate quarries, one of which is under a long-term lease. The Company's estimate of its combined annual practical capacity as of December 31, 1996 is in excess of
   5.0 million cubic yards. The Company's concrete products operations in California and Florida each purchase most of their cement from the Company's cement plant in California and Florida, respectively. The southern California concrete products operations extract sand and gravel for use in its operations primarily from the two California aggregate quarries. The Company presently purchases sand and gravel for use in its Florida ready-mixed concrete operations under a long-term aggregate supply contract. Alternative supplies of cement and aggregate are readily available from other sources, if necessary.

     COMPETITION

         The demand for concrete products is derived from the demand for construction. The construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable interest rates and overall fluctuations in regional economies, which tend to be cyclical. The burden of relatively high fixed costs results in a disproportionate impact on profits from only minor variations in sales volume. Seasonal factors are not as significant in the market areas served by the Company's concrete products businesses as in some markets, but construction activity tends to diminish during prolonged periods of inclement weather. In 1996, Company sales volumes were 3.7 million cubic yards of ready- mixed concrete and approximately 1.4 million tons of aggregate. In 1995 and 1994 ready-mixed concrete sales volumes totaled approximately 3.4 million cubic yards and 3.5 million cubic yards, respectively, while sales volumes for the Company's southern California aggregate operations were approximately 1.4 million tons and 1.0 million tons of aggregates, respectively.

         Competition within each market includes numerous small and several large ready-mixed concrete operators. Competition for sales volume is strong, and is based primarily on price, with consistency of quality and service to customers being of lesser significance. In Florida, Florida Mining's principal competitors include Tarmac Florida, Inc., Rinker Materials Corp. and Florida Rock Industries, Inc. In California, the Company's principal competitors include United Ready-Mixed Concrete Co. Inc., A&A Ready-Mixed Concrete, Inc., Robertson's Ready Mix, Inc. and Catalina Pacific Concrete, Inc. and, for aggregate, CalMat Co.

   ENVIRONMENTAL MATTERS

         The Company is subject to a wide range of federal, state and local laws, regulations and ordinances pertaining to the protection of the environment. The most significant of these federal laws are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), the Federal Water Pollution Control Act (commonly known as the Clean Water
   Act) and the Clean Air Act (as amended in 1990). These laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. CERCLA creates joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances which may, as a result, require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

         The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. As mandated by the Clean Air Act, beginning in late 1995, the Company commenced submitting permit applications and paying annual permit fees for its cement manufacturing plants. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, given the age, condition, design and other features of the Company's cement manufacturing facilities, these more stringent standards may enhance the Company's competitive position.

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Several of the Company's previously and currently owned facilities are the subject of various local, state or federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at locations to which they are alleged to have shipped materials for disposal. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. Based on information developed to date, the Company has no reason to believe it will be required to spend significant sums in excess of the amounts reflected in the Company's reserves. However, until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, the ultimate cost that might be incurred by the Company to resolve these environmental matters can not be assured.

         Recurring Costs of Environmental Compliance - Management believes that the Company's current procedures and practices for handling and management of materials are generally consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Owners and operators of industrial facilities may be subject to fines or other actions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to hazardous substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

         The Company's compliance with the exacting requirements and varying interpretations of applicable laws and regulations related to the protection of human health and the environment requires substantial expenditures and significant amounts of management time and energy. Although the Company does not maintain records that segregate such costs from the other costs of on-going operations, management believes recurring environmental compliance costs are a material component of total costs. In addition to current period expenses, the Company typically spends several million dollars a year on capital projects related to environmental compliance. Approximately $3.9 million, 5% of the budgeted 1997 capital expenditures, is related to compliance with environmental regulations.

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

         Cement Kiln Dust - Cement kiln dust (CKD) is a by-product of the cement manufacturing process. The regulatory status of CKD is governed by the so-called Bevill amendment, enacted as part of the Solid

   Waste Disposal Act Amendments of 1980. Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, was excluded from regulation as hazardous waste under the Resource Conservation and Recovery Act (RCRA), Subtitle C, pending completion of a study and recommendations to Congress by the U.S. EPA. On January 31, 1995, the U.S. EPA issued its decision on the regulatory status of CKD. Although the U.S. EPA determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards. This rulemaking is not expected to identify CKD as a RCRA hazardous waste and the Bevill amendment exemption will remain in effect for CKD until issuance of the new CKD management standards. It is estimated that the proposed new standards for CKD will be published in late 1997. A change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

         Most manufacturing plants in the industry have typically disposed of CKD in and around their respective plant sites since the inception of cement manufacturing operations. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Leaching has led to the classification of at least three CKD disposal sites of other companies as federal Superfund sites. Over the period from mid-1991 through the end of 1995, as information became available, the Company recorded charges aggregating approximately $13.3 million relating to a remediation project at an inactive CKD disposal site in Ohio. The Company has expended a total of approximately $12.2 million of the reserved amount on remediation of the site through January 31, 1997. In late 1996, the Company submitted to the Ohio Environmental Protection Agency (OEPA) a Feasibility Study report which identified various remedial alternatives to address long term control of releases from the CKD disposal site. The OEPA is currently reviewing this report and the Company is awaiting final action on the site. The unexpended portion of the total accrued liability is intended to cover the costs for this final remedy. Until the OEPA renders a final decision on the Feasibility Study report, the Company is unable to determine what additional costs, if any, may be incurred on the project.

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

         The Company has filed a complaint against USX, alleging that USX is a potentially responsible party under both federal and applicable Ohio law, and therefore, jointly and severally liable for costs associated with cleanup of the USX Site. The Company and USX have held settlement discussions with respect to this matter and are currently jointly funding a phased approach to investigating the problems at the USX Site. Based on the information obtained to date from this investigation project, the Company now believes a viable remediation solution is available at an undiscounted cost of $3.0 million with approximately $400,000 of that to be expended initially and the balance to be incurred over 20-30 years of subsequent monitoring and maintenance costs. This remediation solution is still subject to detailed engineering and approval by the OEPA, however, the Company now believes the USX matter can be resolved without potential material adverse impact on the financial statements of the Company. Furthermore, under federal and applicable Ohio law, a court generally applies equitable principles in determining the amount of contribution which a potentially responsible party must provide with respect to a cleanup of hazardous substances and such determination is within the sole discretion of the court. Therefore, based on the advice of counsel, the Company believes there is a reasonable basis for the apportionment of cleanup costs relating to the USX Site between the Company and USX with USX shouldering substantially all of the cleanup costs.

         No substantial investigative work has been undertaken at the Company's other CKD sites in Ohio, however, several of the Company's other inactive CKD disposal sites around the country are under study to determine if remedial action is required and, if so, the extent of any such remedial action. These studies may take some time to complete. Thereafter, remediation plans, if required, will have to be devised and implemented, which could take several additional years.

         Concrete Products - As with the cement operations, the concrete products operations are presently the subject of extensive local, state or federal environmental laws and regulations. The Company, along with other entities with operations in the San Gabriel basin in the vicinity of Azusa, California, has received notices of potential responsibility and requests for information by the U.S. EPA. The Company presently leases and operates a quarry in the vicinity of Azusa which the Company sold, together with a related landfill, to a subsidiary of Browning-Ferris Industries, Inc. (BFI) in 1987.

         BFI is contractually obligated to indemnify the Company for any environmental liability arising from the Company's prior ownership of the land comprising its current aggregate and ready-mixed plant and the landfill site. BFI is also contractually obligated to indemnify the Company for any environmental liability arising from the Company's operation of the Azusa landfill prior to the sale of the property to BFI in 1987. The Company has formally requested that BFI indemnify and defend the Company with respect to these matters.

   EMPLOYEES

         As of December 31, 1996, the Company employed approximately 2,400 persons, including approximately 1,100 in the cement manufacturing operations, 1,200 in the concrete products operations and the remainder in the corporate office. Approximately 34% of the employees are represented by collective bargaining units, primarily the International Brotherhood of Boilermakers for the cement plants and the International Brotherhood of Teamsters at the Company's unionized concrete products operations in California. Collective bargaining agreements are in effect at all the Company's cement plants, except for the non-union facility located in Florida. Collective bargaining agreements are also in effect with all of the Teamster local unions at the southern California ready-mixed operations. The Company and the Teamster local unions have begun negotiations on an extension or renewal of collective bargaining agreements that expire on April 1, 1997. Members of the International Union of Operating Engineers (Operating Engineers) struck the concrete products industry in California in the third quarter of 1995. In the fourth quarter of 1995, the Company replaced those employees who refused to return to work. The Operating Engineers filed unfair labor practice charges with the National Labor Relations Board against the Company and others in the industry. The Board initially ruled in the Company's favor, and the Operating Engineers appealed. A decertification petition was filed and, as of February 28, 1997, is on hold pending the ruling on the appeal.

   SEGMENT INFORMATION

         Revenues and earnings before interest expense and income taxes contributed by each of the Company's industry segments during the periods indicated as well as identifiable assets, depreciation, depletion and amortization and capital expenditures by segment are presented in Note 3 of Notes to Consolidated Financial Statements, which is incorporated herein by this reference.


   ITEM 2.        PROPERTIES

         The material appearing under Item 1 herein is incorporated hereunder by reference, pursuant to Rule 12b-23. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company, a Kentucky general partnership, are pledged as security under the Company's revolving credit facility. (See also Note 11 of Notes to Consolidated Financial Statements.)


   ITEM 3.        LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not materially exceed the amounts accrued on the Company's books as of December 31, 1996 and will have no material adverse effect on the consolidated financial statements of the Company.

         (a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

         (b) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation (USX). In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. (GEC) v. Southdown, Inc., Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from the larger of these two sites (USX Site) and is seeking injunctive relief, unspecified civil penalties and attorney's fees, including expert witness fees (GEC
   Case). In December 1994, GEC agreed to a separate out-of-court settlement which included a cash payment by the Company to GEC and a covenant by the Company not to store, burn or dispose of hazardous wastes at the Ohio cement plant. As a result of the settlement, the GEC Case was stayed until January 2, 1997. This stay has been extended pending the completion of a Phase II investigation in the USX Case, as discussed below.

         In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX Case). In late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX jointly funded the initial project of a phased approach to investigating and remediating the problems at the USX Site and have since agreed to undertake a Phase II investigation of remedial options. As a result, on August 13, 1996, the Court issued a stay of the USX Case until, at least, March 1997 in order to allow the Phase II investigation to be completed.

         (c) In the matter of Jack Blair, et al. vs. Ideal Basic Industries, Inc., United Cement, Lime, Gypsum and Allied Workers International Union, and Dixie Cement Company (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), which is described in the Company's 1995 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 1996, the plaintiffs are fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants are Ideal, Dixie Cement Company (Dixie) (a subsidiary of Moore McCormack Resources Inc. which was acquired by the Company in 1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The Union and Plaintiffs reached a separate settlement agreement in early 1996 and Plaintiffs' claim against the Union has been dismissed. In February 1997, the Company and Plaintiffs reached a settlement agreement in principle and are finalizing the documentation.

         (d) In late August 1993, the Company was notified by Energy Development Corporation (EDC), the 1989 purchaser of the common stock of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement with respect to a Department of Energy (DOE) Remedial Order regarding the audit of crude oil produced and sold during the period September 1973 through January 1981 from an offshore, federal waters field in which the Company's oil and gas subsidiary owned an interest. The DOE alleged certain price overcharges and sought to recover a total of $68 million in principal and interest from Murphy Oil Corporation (Murphy), as operator of the property. In mid-1994, Murphy notified the Company that it had settled with the DOE by agreeing to pay $10.7 million and that it would contact the Company later concerning the Company's alleged share of this amount. The Company advised Murphy that it did not accept liability for any portion of the settlement amount paid to the DOE other than its pro rata share of attorney's fees, which the Company paid. On April 10, 1995, Murphy filed a complaint against the Company in the U.S. District court for the Southern District of Texas, Houston Division (Murphy Exploration & Production Company v. Southdown, Inc.
   - Case No. H-95-1049) alleging that the Company was liable for the Company's pro rata share of the payment made to the DOE by Murphy in its capacity as operator of the property. In late 1996, the Company and Murphy reached an agreement whereby Murphy, for and in consideration of a payment made by the Company, agreed to dismiss the lawsuit with prejudice and release and discharge the Company from all liabilities and claims in connection with this matter.

         (e) In late 1988, Southern Prestressed, Inc. (SPI), a wholly owned subsidiary of Lohja, Inc., was designated the Buyer in an Agreement for Sale of Properties (Agreement) whereby certain prestressed concrete product plants owned and operated by the Company were acquired. On June 30, 1995, SPI filed suit against the Company (Southern Prestressed, Inc. v. Florida Mining & Materials Concrete Corp. and Southdown, Inc., Case No. C95-2217,
   Thirteenth Judicial Circuit Court, Hillsborough County, Florida) alleging environmental contamination at certain of the facilities SPI acquired from the Company and seeking compensation under the indemnification provisions of the Agreement. The Company has denied liability and is vigorously contesting the matter.

         (f) On September 13, 1994, the United States Department of Justice
   (DOJ), acting on behalf of the U.S. EPA, brought an action against the Company in the United States District Court for the Northern District of Florida alleging certain violations of the National Pollutant Discharge Elimination System (NPDES) permit issued to a ready-mixed concrete facility operated by the Company located in Tallahassee, Florida.

         The Company and DOJ reached a settlement of this matter in mid-1996, which was memorialized in a Consent Decree entered on September 4, 1996. Under the Consent Decree, the Company committed to pay the United States the sum of $350,000 and to carry out a Supplemental Environmental Project. The Supplemental Environmental Project involved a commitment by the Company to conduct a series of educational seminars for the ready-mixed concrete association addressing the general environmental obligations of the industry, with specific emphasis on the regulatory programs governing water and wastewater. The Consent Decree called for the Company to invest a minimum of $200,000 to complete these seminars.


   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

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


   FISCAL YEAR 1996                                        HIGH                      LOW                  DIVIDEND
---------------------------------------------        -----------------        -----------------      ------------------
   First Quarter, ended March 1996                      $          24.50         $          18.00            0.10
   Second Quarter, ended June 1996                                 24.88                    20.75            0.10
   Third Quarter, ended September 1996                             25.75                    19.50            0.10
   Fourth Quarter, ended December 1996                             32.88                    24.50            0.10

   FISCAL YEAR 1995                                        HIGH                      LOW                  DIVIDEND
---------------------------------------------        -----------------        -----------------      ------------------
   First Quarter, ended March 1995                      $          17.25         $          11.50              *
   Second Quarter, ended June 1995                                 20.75                    17.00              *
   Third Quarter, ended September 1995                             21.75                    16.50              *
   Fourth Quarter, ended December 1995                             19.75                    14.25              *

------------------------------------
   *    No dividend declared.


         On January 31, 1997, the Board of Directors approved the payment of a fifth consecutive $0.10 per share quarterly dividend on the Company's common stock. The dividend was paid on February 28, 1997 to shareholders of record on February 14, 1997.

         For certain information describing the Company's capital stock, rights plan and change in control provisions, see Note 18 of Notes to Consolidated Financial Statements.

         On February 28, 1997, there were 1,653 holders of record of the Company's common stock. On February 28, 1997, the closing price of the stock was $35.75.

   ITEM 6.        SELECTED FINANCIAL DATA.

                                                       YEARS ENDED DECEMBER 31, (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     -------------------------------------------------------------------
                                                        1996             1995         1994          1993        1992
                                                     ------------   ------------  -----------   -----------   ----------
   Revenues                                            $   664.4      $    596.1    $    560.3    $   507.7     $  463.1
                                                     ============   ============  ===========   ===========   ==========
   Earnings (loss) from continuing operations          $    71.2      $     47.5    $     30.1    $     3.6     $(16.9)
   Loss from discontinued environmental services
      operations, net of income taxes (1)                    -               -          (5.9)          (3.6)     (24.5)
   Loss on disposition of discontinued environmental
      services operations, net of income taxes (1)           -              -          (21.6)           -          -
   Gain on disposition of discontinued oil and gas
      operations, net of income taxes (2)                    -               -             -            -          0.8
   Extraordinary charge, net of income taxes (3)           (11.5)             -            -           (1.0)       -
   Cumulative effect of change in accounting
      principle, net of income taxes (4)                     -               -             -        (48.5)         -
                                                    ------------   ------------  -------------   ---------   -----------
   Net earnings (loss)                                 $    59.7      $     47.5    $      2.6    $ (49.5)      $(40.6)
                                                    ============   ============  =============   =========   ===========
   Primary earnings (loss) per share -
      Continuing operations                           $     3.41      $      2.15   $      1.20$     (0.09)     $ (1.29)
      Loss from discontinued environmental services
         operations, net of income taxes (1)                -                -            (0.34)     (0.21)       (1.45)
      Loss on disposition of discontinued environmental
         services operations, net of income taxes (1)       -                -            (1.26)      -            -
      Gain on disposition of discontinued oil and gas
         operations, net of income taxes  (2)               -                -             -          -            0.05
      Extraordinary charge, net of income taxes (3)        (0.62)            -             -         (0.06)        -
      Cumulative effect of change in accounting
         principle, net of income taxes (4)                 -                -             -         (2.86)        -
                                                    ------------   ------------  -------------   ---------   -----------
      Net earnings (loss)                             $     2.79     $      2.15   $      (0.40)  $  (3.22)     $ (2.69)
                                                    ============   ============  =============   =========   ===========
   Fully diluted earnings (loss) per share -
      Continuing operations                           $     2.96     $      2.02   $       1.20   $  (0.09)     $ (1.29)
      Loss from discontinued environmental services
         operations, net of income taxes (1)                -               -             (0.34)     (0.21)       (1.45)
      Loss on disposition of discontinued environmental
         services operations, net of income taxes (1)       -               -             (1.26)      -            -
      Gain on disposition of discontinued oil and gas
         operations, net of income taxes (2)                -               -              -          -            0.05
      Extraordinary charge, net of income taxes (3)        (0.48)           -              -         (0.06)        -
      Cumulative effect of change in accounting
         principle, net of income taxes (4)                 -               -              -         (2.86)        -
                                                    ------------   ------------  -------------   ---------   -----------
      Net earnings (loss)                             $     2.48     $      2.02   $      (0.40)  $  (3.22)     $ (2.69)
                                                    ============   ============  =============   =========   ===========
   Total assets                                       $   932.0      $    875.5    $     881.0    $ 907.0       $921.5
                                                    ============   ============  =============   =========   ===========
   Capital expenditures (5)                           $    64.5      $     32.9    $      28.8    $  13.4     $    7.7
                                                    ============   ============  =============   =========   ===========
   Depreciation, depletion and amortization (6)       $    45.1      $     42.9    $      42.8    $  41.3     $   45.4
                                                    ============   ============  =============   =========   ===========
   Total debt                                         $   165.6      $    175.2    $     186.1    $ 293.9     $  314.8
                                                    ============   ============  =============   =========   ===========
   Shareholders' equity                               $   439.3      $    375.0    $     337.1    $ 262.2     $  316.4
                                                    ============   ============  =============   =========   ===========
   Ratio of debt to total capitalization (7)               27.4%           31.8%          35.6%      52.9%        49.9%
                                                    ============   ============  =============   =========   ===========
   Cash dividends paid per share of
      common stock                                    $     0.40     $      -      $       -      $   -       $    -
                                                    ============   ============  =============   =========   ===========

---------------------
   (1)In November 1994, the Company decided to exit the environmental services business and these business activities are presented as discontinued operations for years 1992 through 1994. (See also Note 20 of Notes to Consolidated Financial Statements.)
   (2)Final portion of the Company's gain realized in conjunction with the 1989 sale of the Company's oil and gas operations.
   (3)Premium on early extinguishment of debt.
   (4)Cumulative after-tax effect of change in accounting for initial obligation for estimated postretirement health care benefits as required by adoption of Statement of Financial Accounting Standards No. 106 effective January 1, 1993.
   (5)Excluding acquisition expenditures of $6.2 million, $12.6 million, $16.1 million and $2.9 million in years 1996, 1995, 1994 and 1993, respectively. There were no acquisition expenditures in 1992.
   (6)Includes amortization of debt issuance costs.
   (7)Total capitalization represents the sum of the book value of total debt and shareholders' equity.

         Management's Discussion and Analysis of Financial Condition and Results of Operations related to this information appears on Page 18 of this report.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   RESULTS OF OPERATIONS


                                                                        YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1996                  1995                   1994
                                                          -----------         ------------         ------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

        Revenues                                             $ 664.4             $  596.1             $  560.3
                                                          ===========         ============         ============
        Costs and expenses                                   $ 530.7             $  492.8             $  484.5
                                                          ===========         ============         ============
        Operating earnings (1)                               $ 127.5             $   97.5             $   71.7
                                                          ===========         ============         ============
        Interest expense                                     $ (19.8)            $  (26.7)            $  (27.7)
                                                          ===========         ============         ============
        Income tax expense                                   $ (36.5)            $  (23.3)            $  (13.9)
                                                          ===========         ============         ============
        Earnings from continuing operations                  $  71.2             $   47.5             $   30.1
                                                          ===========         ============         ============
        Net earnings                                         $  59.7             $   47.5             $    2.6
                                                          ===========         ============         ============
        Fully diluted earnings (loss) per share
           Continuing operations                             $  2.96             $   2.02             $   1.20
                                                          ===========         ============         ============
           Net earnings (loss)                               $  2.48             $   2.02             $  (0.40)
                                                          ===========         ============         ============



   (1)   Continuing operations before interest and income tax expense.


     CONSOLIDATED EARNINGS

         1996 compared with 1995 - Net earnings for 1996 were $59.7 million or $2.48 per share, fully diluted, compared with $47.5 million or $2.02 per share in the prior year. Results for 1996 included an extraordinary charge of $11.5 million, $0.48 per share fully diluted, reflecting prepayment premium and other costs incurred on the early retirement of $125 million of the Company's 14% Senior Subordinated Notes due 2001, Series B (the 14% Notes). The year-over-year improvement resulted primarily from record Cement segment earnings which surpassed the previous record by $22.1 million or 20%. A $5.9 million improvement in the results reported by Concrete Products, a 9% reduction in Corporate expenses and a 26% reduction in interest expense also contributed significantly to the year-over-year improvement. The Cement segment benefited from a 667,000 ton increase in cement sales volumes and a 3% improvement in the weighted average sales price. Even excluding a third quarter $1.5 million gain from the sale of surplus California real estate, the Concrete Products segment achieved a significant improvement, primarily because of higher earnings from the Florida Concrete operation. Corporate overhead expenses declined primarily because the 1996 credit to pension expense was $1.7 million higher than 1995. The 26% reduction of interest expense for the year reflects the refinancing of the 14% Notes and lower borrowings on the Company's revolving credit facility.

         1995 compared with 1994 - Net earnings for 1995 were $47.5 million or $2.02 per share, fully diluted, compared with $2.6 million, a loss of $0.40 per share, in the prior year, including a net after tax loss from the discontinued environmental services operation of $27.5 million, $1.60 per share.

   Consolidated revenues in 1995 were 6% higher than 1994 because of higher average per unit sales prices. The year-over-year improvement in pre-tax earnings resulted from a 24% increase in cement earnings, a 14% reduction in corporate expenses and a 4% reduction in interest expense. The Cement segment benefited from a 9% improvement in average sales prices, partly offset by a 3% decrease in sales volume and higher unit cost of sales. Excluding the 1994 gains on the sale of surplus used mixer trucks, operating earnings reported by the Concrete Products segment for 1995 were approximately the same as compared with the prior year period. Corporate overhead expenses in 1995 were lower than in the prior year primarily because of a $3.3 million reduction in post-retirement benefits expense. The reduction of interest expense primarily reflects the early retirement of $90 million of the Company's 12% Senior Subordinated Notes Due 1997 (12% Notes) during 1994.

         The Company's effective tax rate, which includes state taxes, approximated the federal statutory rate for 1996. The Company's effective tax rate was lower than the federal statutory rate for 1995 and 1994 primarily because of the favorable impact of permanent differences related to statutory depletion in excess of cost depletion applicable to the Company's limestone mining operations. The 1995 effective rate was higher than the 1994 effective rate primarily because of the smaller relative benefit of statutory depletion in 1995 compared with the higher 1995 pre-tax income.

     SEGMENT OPERATING EARNINGS


                                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------------
                                                                      1996                 1995                 1994
                                                                 ------------         ------------        -------------
                                                                                       (IN MILLIONS)
        REVENUES
          Cement                                                 $     473.0          $     419.1         $      397.5
          Concrete Products                                            241.0                219.2                208.1
          Intersegment sales                                           (49.6)               (42.2)               (45.3)
                                                                 ------------         ------------        -------------
                                                                 $     664.4          $     596.1         $      560.3
                                                                 ============         ============        =============
        OPERATING EARNINGS (EXPENSE):
          Cement                                                 $     134.8          $     112.7         $       91.2
          Concrete Products                                             13.8                  7.9                  9.3
          Corporate overhead                                           (21.1)               (23.1)               (28.8)
                                                                 ------------         ------------        -------------
                                                                 $     127.5          $      97.5         $       71.7
                                                                 ============         ============        =============



         Cement - Operating earnings for 1996 were $134.8 million compared with $112.7 million in the prior year. The Cement segment benefited from a 667,000 ton increase in cement sales volumes and a 3% improvement in weighted average sales price. The higher sales volumes and sales prices reflect strong demand and continued improvement in market conditions. Sales volumes improved at all of the Company's plants. Operating earnings for 1995 were $112.7 million compared with $91.2 million in the prior year. Despite lower sales volumes attributable to inclement weather in several market areas and higher per unit operating costs, 1995 operating earnings improved over the prior year primarily because of a $4.92 per ton increase in average cement sales prices. The 1995 increase in unit cost of sales over 1994 reflects: (i) a 24% increase in outside purchases of higher cost finished cement and (ii) higher terminal operating costs in the Company's Florida market area where an additional terminal was acquired in late 1994.

         Sales volumes and average unit prices, unit manufacturing and other plant operating costs and unit margins relating to cement plant operations for the past three years appear in the table below:


                                                                  1996          1995         1994
                                                              -----------    ----------    -------
         Tons of cement sold (in thousands)                        6,725         6,058        6,218
                                                              ===========    ==========    =========

         Weighted average per ton data:
            Sales price (net of freight)                      $    62.45     $   60.69     $  55.77
            Manufacturing and other plant operating costs(1)       42.43         41.97        40.95
                                                              ----------    ----------    ----------

            Margin                                            $    20.02     $   18.72     $  14.82
                                                              ===========    ==========    =========

         --------------
         (1) Includes fixed and variable manufacturing costs, selling expenses, cost of purchased cement, plant general and administrative costs, other plant overhead and miscellaneous costs.


         Concrete Products - The Concrete Products segment's operating earnings for 1996 were $13.8 million compared with $7.9 million in the prior year. Revenues increased 10% over the prior year reflecting higher sales volumes from the Florida operation and improved sales prices from both Florida and southern California operations. Even excluding a $1.5 million gain on the sale of surplus California real estate in 1996, the Concrete Products segment achieved a significant improvement, primarily because of higher earnings from the Florida Concrete operation. Fair weather and a strong Florida construction market resulted in higher sales volumes and sales prices. Excluding the previously mentioned gain, operating results from the California Concrete Products operations improved slightly. The California Concrete Products operating results were favorably impacted by a 6% improvement in ready-mixed concrete sales prices offset by a 16% decline in earnings from the aggregate operation. Sluggish construction activity in the California market area for concrete products continues to negatively impact operating results.

         The Concrete Products segment's operating earnings for 1995 were $7.9 million compared with $9.3 million in the prior year. The 1994 results include $1.7 million in gains realized on sales of used mixer trucks. Higher ready-mixed concrete sales prices attributable to price increases implemented in Florida during the previous twelve months were offset by lower sales volumes of ready-mixed concrete and higher operating costs. The decline in ready-mixed sales volumes in 1995 compared with 1994 reflects strike related problems in California and, in Florida, a decline in residential construction as well as abnormally heavy rainfall in much of the market area. Operating costs were higher because of: (i) lower volumes which resulted in fixed costs being spread over fewer units, (ii) higher priced raw materials (primarily the increases in cement prices which are discussed under "Cement" above) and,
   (iii) costs associated with an industry-wide labor strike in California.

         Sales volumes, average unit prices and unit operating cost and unit margins relating to the Company's ready-mixed concrete operations for the past three years appear in the following table:

                                                                  1996          1995          1994
                                                              -----------    ----------    -------
         Cubic yards of ready-mixed concrete
            sold (in thousands)                                     3,704         3,442         3,530
                                                              ===========    ==========    ==========

         Weighted average per cubic yard data:
            Sales price                                       $     53.06    $    51.34    $    47.76
            Operating costs (1)                                     51.45         50.75         47.32
                                                              -----------    ----------    ----------

            Margins                                           $      1.61    $     0.59    $     0.44
                                                              ===========    ==========    ==========


         (1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs, but excluding the $1.5 million gain realized on the sale of surplus California real estate in 1996 and the $1.7 million gain realized on the sale of trucks during 1994.


         While most of the revenues for the segment are generated by ready-mixed concrete operations, the Concrete Products segment operations also include the manufacture and sale of concrete block, the sale of masonry contractors' supplies, the mining and sale of aggregate to third parties in southern California and, in Florida, the sale of flyash. These collateral operations contributed approximately $6.3 million in 1996 and $6.0 million to this segment's operating results in both 1995 and 1994.

         Corporate Overhead - Corporate overhead consists primarily of costs attributable to the Company's Houston, Texas office which are not generally allocated to the business segments as well as interest income on invested funds and miscellaneous other income and expense items. Corporate overhead in 1996 declined primarily because the current year credit to pension expense was $1.7 million higher than the prior year. Corporate overhead in 1995 reflects the favorable impact of a further reduction in the long-term liability for post retirement benefits. The reduction is the result of a revision to actuarial assumptions used to compute the liability in order to
   (i) take into account the higher interest rates in effect at the beginning of the 1995 measurement period, (ii) factor in the Company's lower than expected claims experience and (iii) conform the long-term post retirement benefits contractually proffered to the Company's unionized cement plant workers with those benefits available to the rest of the Company's employees.

         Discontinued Operations - In November 1994, the Company decided to discontinue its environmental services business and recorded an after-tax charge of $21.6 million or $1.26 per share to reflect the difference between the book value of this line of business' assets and the estimated proceeds from asset sales, as well as the costs to exit the business and estimated losses to be incurred prior to the sale of assets. The charge as well as the results from the environmental services business are shown in the Company's financial statements as discontinued operations, net of income tax effect, for years 1994 and prior. The loss from operations of the discontinued environmental services business was $5.9 million in 1994.

   LIQUIDITY AND CAPITAL RESOURCES


                                                                              YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                                  1996                  1995                  1994
                                                             -------------         -------------         -------------
                                                                                   (IN MILLIONS)
             Cash, cash equivalents and
                 short-term investments                        $      57.2           $       7.7           $       7.4
                                                             =============         =============         =============
             Working capital                                   $     119.8           $      81.8           $      79.5
                                                             =============         =============         =============
             Net cash provided by operating
                 activities                                    $     150.4           $      65.4           $      86.8
                                                             =============         =============         =============
             Net cash used in investing activities             $      72.2           $      37.6           $      50.5
                                                             =============         =============         =============
             Net cash used in financing activities             $      40.5           $      27.5           $      36.3
                                                             =============         =============         =============
             Total assets                                      $     932.0           $     875.5           $     881.0
                                                             =============         =============         =============
             Total debt                                        $     165.6           $     175.2           $     186.1
                                                             =============         =============         =============
             Capital expenditures                              $      59.0           $      32.9           $      28.8
                                                             =============         =============         =============
             Capital acquisitions                              $       6.2           $      12.6           $      16.1
                                                             =============         =============         =============


         The net proceeds from the Company's 1996 issuance of $125 million of 10% Senior Subordinated Notes due 2006 (the 10% Notes) and other funds were utilized to repurchase $125 million of the Company's 14% Notes and to pay the related prepayment premium and other costs.

         The Company's short-term liquidity needs have generally been satisfied by: (i) internally generated cash flow from operations, (ii) borrowings under the Company's revolving credit facility or (iii) a combination of these two sources. In 1996, internally generated funds from operations were utilized to
   (i) invest approximately $59 million in plant, property and equipment, (ii) acquire a cement distribution terminal in Phoenix, Arizona, (iii) reduce borrowings outstanding under the Company's revolving credit facility, and
   (iv) pay dividends on preferred and common stock. Internally generated cash flow from operations and borrowings under its revolving credit facility were utilized to meet all of the Company's cash requirements for the year ended December 31, 1995. Such cash flow was utilized to: (i) fund working capital requirements, including the build-up of inventories, (ii) invest approximately $32.9 million in property, plant and equipment additions, (iii) acquire additional ready-mixed concrete operations in Florida and southern California for a total of $12.6 million, (iv) reduce long-term debt, and (v) pay dividends on preferred stock.

         The Company's revolving credit facility totals $200 million and matures in October 2000. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement are pledged to secure the Company's revolving credit facility. The terms of the revolving credit facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. At February 28, 1997, there were no borrowings and $51.4 million of letters of credit were outstanding under the revolving credit facility, leaving $148.6 million of unused and unrestricted capacity.

         In late 1996, the Company called for redemption of all of the shares of its Preferred Stock, $0.70 Cumulative Convertible Series A (Series A Preferred Stock) and Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock). One hundred percent of the Series A Preferred Stock was converted into 997,000 shares of common stock prior to the redemption date. All but 300 shares of the Series B Preferred Stock were converted into 2,285,000 shares of common stock prior to the redemption date. The conversion of the Series A Preferred Stock and the Series B Preferred Stock into common stock has enhanced the Company's capital structure by reducing fixed charges attributable to the difference between preferred and common stock dividends by approximately $3.5 million per year.

         During 1996, the Company received $20 million in proceeds from the exercise of 1,250,000 warrants issued pursuant to the terms of a Warrant Agreement dated as of October 31, 1991. Each warrant entitled the holder to purchase one share of common stock at a price of $16 per share until October 31, 1996.

         Early in 1994, the Company realized approximately $83 million in net proceeds from the sale of 1,725,000 shares of a new issue of preferred stock. The net proceeds were used to prepay a promissory note and to reduce borrowings under the Company's revolving credit facility.

     CASH FLOWS

         Operating Activities - Cash provided by operating activities in 1996 was $150.4 million. Cash provided by operating activities in 1995 and 1994 was $65.4 million and $86.8 million, respectively. The increase in cash provided by operating activities in 1996 resulted from: (i) a significant increase in earnings from continuing operations before extraordinary charge,
   (ii) the timing of payments on normal trade, tax and other obligations, (iii) a decline in cement and clinker inventory levels, and (iv) the repayment of various large notes receivables. The decline in cash provided by operating activities in 1995 resulted from (i) payments made to exit the environmental services business, (ii) the timing of payments on normal trade and other obligations and (iii) the increase in cement and clinker inventory levels.

         Investing Activities - Net cash used in 1996 investing activities was $72.2 million including acquisitions of $6.2 million and $59 million of additions to property, plant and equipment. Investing activities in 1995 included approximately $32.9 million of capital expenditures and $12.6 million in acquisitions. In addition to routine capital expenditures, investing activities for 1994 included the acquisition of a cement import terminal in Florida along with certain working capital items for approximately $16 million in cash.

         Financing Activities - The proceeds from the issuance of $125 million of 10% Notes combined with other borrowings were utilized to repurchase $125 million of the 14% Notes and to pay the related prepayment premium and other costs. Cash was also used in financing activities in 1996 to repurchase $5.6 million of common stock and pay dividends on capital stock. The exercise of
   1.25 million warrants to purchase common stock provided $20 million in cash from financing activities. Net cash used in financing activities in 1995 was $27.5 million in order to reduce long-term debt by $12.7 million and pay dividends on preferred stock. During 1994, the Company realized approximately $83 million in net proceeds from the sale of a new series of preferred stock which was used to prepay an $18 million promissory note and to reduce borrowings under the Company's revolving credit facility. The Company had used borrowings under its revolving credit facility to redeem $90 million of the Company's 12% Notes.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1995 and December 31, 1996 reflects the use of the proceeds from the March 1996 issuance of $125 million of 10% Notes and the increase in internally generated cash flow to complete the repurchase of $125 million of the 14% Notes, pay down borrowings under the Company's revolving credit facility and fund capital expenditures and capital stock dividends. Accounts and notes receivable increased reflecting the additional sales activity occurring in 1996 relative to the prior year. The decrease in inventories reflects the higher than anticipated cement sales volumes during 1996. The decrease in deferred income taxes primarily reflects the realization of temporary differences related to the reduction of net operating loss carryforwards. The decrease in other long-term assets reflects the final settlement of various long-term receivables during 1996. Accounts payable and accrued liabilities increased because of the timing of payments on taxes and normal trade and other obligations. The decrease in the long-term portion of postretirement benefit obligation reflects the continuing amortization of the Company's unrecognized prior service credit and unrecognized net gain. Other liabilities and deferred credits decreased because of payments made on certain retained liabilities related to shipping operations formerly owned by Moore McCormack Resources, Inc. The reduction in the Series A and B Preferred Stock and the increase in common stock and additional paid in capital reflects the conversion of substantially all of these preferred stock issues into shares of common stock.

     CAPITAL EXPENDITURES

         The Company invested $64.5 million in property, plant and equipment in 1996 including approximately $56.7 million for the Cement operations and $6.8 million for Concrete Products. The Company's 1997 planned capital expenditures are approximately $78 million, of which $65 million is allocated for the Cement segment and $11 million for the Concrete Products segment.

         Capital expenditures during 1996 amounted to $56.7 million for the Cement segment compared with $25.1 million and $16.8 million in 1995 and 1994, respectively. While the Company had been somewhat capital constrained for several years in the past, improved cash flow from operations enabled the Company to significantly increase its capital expenditure budget in 1996 in order to achieve process enhancements which are expected to yield improvements in efficiency and productivity. The budgeted Cement segment 1997 capital outlays of approximately $65 million include $10.5 million representing the final portion of the total cost to complete the modernization and expansion of the Company's Ohio plant and approximately $23 million estimated to be spent in 1997 to expand and modernize the Victorville, California plant. Budgeted 1997 capital expenditures also include approximately $6.0 million in quarry development costs at the Colorado plant and $2.4 million related to compliance with environmental regulations. The Company believes its expected cash flow from operating activities will be sufficient to fund these capital expenditures. If necessary, the Company has sufficient borrowing capacity available under its revolving credit facility to supplement these expected future operating cash flows.

         Capital expenditures during 1996 amounted to $6.8 million for the Concrete Products segment, compared with $6.7 million and $9.4 million in 1995 and 1994, respectively. Capital expenditures in

   1996 were primarily designed to further increase labor productivity, improve equipment availability and increase plant production rates. In most instances new mobile equipment is being leased instead of purchased. Capital outlays for the Concrete Products segment in 1997 have been budgeted at approximately $11 million, including approximately $8.0 million in plant expansion, equipment replacement and modernization, $1.0 million in quarry development, $1.5 million related to compliance with environmental regulations and the balance for general purchases.

   KNOWN EVENTS, TRENDS AND UNCERTAINTIES

     ENVIRONMENTAL MATTERS

         The Company is subject to a wide range of federal, state and local laws, regulations and ordinances pertaining to the protection of the environment. The most significant of these federal laws are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), the Federal Water Pollution Control Act (commonly known as the Clean Water
   Act) and the Clean Air Act (as amended in 1990). These laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials and create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances which may, as a result, require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

         The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. As mandated by the Clean Air Act, beginning in late 1995, the Company commenced submitting permit applications and paying annual permit fees for its cement manufacturing plants. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, given the age, condition, design and other features of the Company's cement manufacturing facilities, these more stringent standards may enhance the Company's competitive position compared with its competitors.

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Cement kiln dust (CKD) is a by-product of the cement manufacturing process. Most manufacturing plants in the industry have typically disposed of CKD in and around their respective plant sites since the inception of cement manufacturing operations. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The regulatory status of CKD is governed by the so-called Bevill amendment, enacted as part of the Solid Waste Disposal Act Amendments of 1980. Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, was excluded from regulation as hazardous waste under the Resource Conservation and Recovery Act (RCRA), Subtitle C, pending completion of a study and recommendations to Congress by the U.S. EPA. On January 31, 1995, the U.S. EPA issued its decision on the regulatory status of CKD. Although the U.S. EPA determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards. This rulemaking is not expected to identify CKD as a RCRA hazardous waste and the Bevill amendment exemption will remain in effect for CKD until issuance of the new CKD management standards. It is estimated that the proposed new standards for CKD will be published in late 1997. A change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

         Several of the Company's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. Included among these environmental matters are being named a potentially responsible party with regard to Superfund sites, primarily at locations to which the Company is alleged to have shipped materials for disposal, and the Company's voluntary remediation of an inactive CKD site in Ohio and investigation of several other inactive CKD disposal sites in Ohio and elsewhere around the country. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. Over the period from mid-1991 through the end of 1995, as information became available, the Company recorded charges aggregating approximately $13.3 million relating to a remediation project at an inactive CKD disposal site in Ohio. The Company has expended a total of approximately $12.2 million of the reserved amount on remediation of the site through January 31, 1997. Based on the information developed to date, the Company has no reason to believe it will be required to spend significant sums in excess of the amounts reflected in the Company's reserves. However, until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost that might be incurred by the Company to resolve these environmental matters.

         Concrete Products - The Company presently leases and operates a quarry in the vicinity of Azusa which the Company sold, together with a related landfill, to a subsidiary of Browning-Ferris Industries, Inc. (BFI) in 1987. The Company, along with other entities with activities and operations in the San Gabriel basin in the vicinity of Azusa, California, has received notices of potential responsibility and requests for information by the U.S. EPA. BFI is contractually obligated to indemnify the Company for any environmental liability arising from the Company's prior ownership of the land comprising its current aggregate and ready-mixed plant and the landfill site. BFI is also contractually obligated to indemnify the Company for any environmental liability arising from the Company's operation of the Azusa landfill prior to the sale of the property to BFI in 1987. The Company has formally requested that BFI indemnify and defend the Company with respect to these matters.

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

         In addition to current period expenses, the Company typically spends several million dollars a year on capital projects related to environmental compliance. Approximately $3.9 million, 5% of the budgeted 1997 capital expenditures, is related to compliance with environmental regulations. While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, the Company considers this dedication of resources to be an integral part of its business. Nonetheless, regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. In addition, future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industry to modify various facilities and alter methods of operations at costs that may be substantial. Management, however, has no reason to believe that the Company would be placed at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the U.S.

     OTHER CONTINGENCIES

       Import Competition - Historically, cement imports into the U.S. have increased primarily to supplement domestic cement production during peak demand periods. Throughout most of the 1980's, however, competition from low priced imported cement in most coastal and border areas of the U.S. grew significantly. According to the Portland Cement Association (PCA), U.S. consumption of foreign cement increased from approximately 4% of total U.S. consumption in 1982 to a peak of approximately 20% in 1987. The large volume of low priced imported cement depressed cement prices during a period of strong growth in cement consumption.

       In response to the surge of unfairly priced imports, groups of U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in subsequent years, against imports from certain other countries. Based upon affirmative final determinations of the International Trade Commission (ITC) and the Department of Commerce
   (DOC), an antidumping order was imposed against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S., and (ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers. The dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC. In addition, legislation passed by the U.S. Congress in December 1994 requires the initiation of "sunset" reviews of the antidumping orders prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

       A substantial reduction or elimination of the existing antidumping duties as a result of the World Trade Organization, the North American Free Trade Agreement, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations. The Company, however, is of the opinion an influx of low-priced cement imports from countries not subject to antidumping orders is unlikely given the present circumstances in the U.S. market and the ownership profile of import terminals. U.S. imports of foreign cement once again increased in the mid-1990's as U.S. cement consumption began its recovery. The PCA has estimated that imports represented approximately 14% of U.S. consumption in 1996 as compared with approximately 16% in 1995 and 13% in 1994. During this recent period of strong demand, however, and as a result of the outstanding antidumping orders and the suspension agreement, the prices of cement imports have risen. Unlike the imports during the 1980's, many of the current imports are playing a supplementary rather than a disruptive role, because they are being made by domestic producers in response to cement demand in excess of the domestic supply.

       Claims for Indemnification - Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Tennessee Gas Pipeline Company (Tennessee Gas). The Minerals Management Service (MMS) of the Department of the Interior (DOI) has reviewed the 1988 agreement Pelto entered into with Tennessee Gas to determine whether a payment to Pelto thereunder is associated with federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In October 1995, the MMS's Houston Compliance Division advised EDC it had determined that a lump sum payment made by Tennessee Gas to Pelto was, for several alleged reasons, royalty bearing and, accordingly, it had made a preliminary determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. The Company has been notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to both the Tennessee Gas matter and an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas Pipe Line Corporation to Pelto. The Company disagrees with MMS' preliminary determinations; however, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

       In a case in which the Company is not involved, a three judge panel of the U.S. Circuit Court of Appeals ruled 2-1 on August 27, 1996 that the DOI impermissibly departed from established agency practices in attempting to collect royalties on a settlement payment and that gas producers cannot be required to pay royalties on payments in settlement of take-or-pay contracts and related contract claims. Rehearing of the Circuit Court of Appeals' decision, however, has been sought.

       Discontinued Environmental Services Segment - The Company has both given environmental and other indemnifications to and received environmental and other indemnifications from others for properties previously owned although a few courts have held that indemnification for such environmental liabilities is unenforceable. No estimate of the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, is presently available regarding these discontinued operations.

       INFLATION AND CHANGING PRICES

         Inflation has become less of a factor in the U. S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose 3.3% in 1996, 2.9% in 1995 and 2.7% in 1994. The impact of inflation and changing prices on the Company's net sales and revenues and on income from continuing operations, however, has been significant as a general firming of cement and concrete prices throughout the industry during the three years ended December 31, 1996 has enabled the Company to increase its per unit profit margin in each successive year.

     DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Items 1, 3 and 7 of this document include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates and projections about the general economy and the Company's lines of business. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Future performance involves certain assumptions, risks and uncertainties and is not guaranteed. Important factors that could cause actual results to differ materially from the Company's expectations, including, among others, foreign and domestic price competition, cost effectiveness, changes in environmental regulation, and general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry, are disclosed in conjunction with the forward looking statements included herein (Cautionary Disclosures). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The businesses of the Company's Cement and Concrete Products segments are seasonal to the extent that construction activity and hence, the demand for cement and concrete products, tends to diminish during the winter months and other periods of inclement weather. The following tables set forth certain unaudited selected quarterly financial data for each of the last two years:


                                                                YEAR ENDED DECEMBER 31, 1996
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                   ------------------------------------------------------------
                                                      FIRST          SECOND           THIRD           FOURTH
                                                     QUARTER         QUARTER         QUARTER          QUARTER
                                                   -------------    -----------     -----------     ------------
   Revenues                                        $    127.4       $    178.2      $    189.3      $      169.5
                                                   =============    ===========     ===========      ===========

   Gross profit (1)                                $       26.3     $      50.4     $      57.5     $       48.9
                                                   =============    ============    ============    ============
   Earnings from operations before
     interest and income taxes                     $       12.9     $      34.1     $      46.0     $       34.5
                                                   =============    ============    ============    ============

   Earnings before extraordinary charge            $        4.8     $      18.9     $      27.4     $       20.1
   Extraordinary charge, net of income taxes              (11.4)              -               -             (0.1)
                                                   -------------    ------------    ------------    -------------
   Net earnings (loss)                             $       (6.6)    $      18.9     $      27.4     $       20.0
                                                   =============    ============    ============    ============

   Earnings (loss) per share:
     Primary
         Earnings before extraordinary charge      $       0.14     $      0.92     $      1.39     $       0.95
         Extraordinary charge, net of income taxes        (0.66)           -               -               (0.01)
                                                   -------------    ------------    ------------    -------------
                                                   $      (0.52)    $      0.92     $      1.39     $       0.94
                                                   =============    ============    ============    =============

     Fully diluted
         Earnings before extraordinary charge      $       0.14     $      0.79     $      1.15     $       0.82
         Extraordinary charge, net of income taxes        (0.66)           -               -               (0.01)
                                                   -------------    ------------    ------------    -------------
                                                   $      (0.52)    $      0.79     $      1.15     $       0.81
                                                   =============    ============    ============    =============




                                                                    YEAR ENDED DECEMBER 31, 1995
                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                   --------------------------------------------------------------
                                                       FIRST          SECOND           THIRD           FOURTH
                                                      QUARTER         QUARTER         QUARTER          QUARTER
                                                   -------------    ------------    ------------    -------------
   Revenues                                        $      119.1     $     155.0     $     170.4     $      151.6
                                                   =============    ============    ============    =============

   Gross profit (1)                                $       23.9     $      38.4     $      46.3     $       43.6
                                                   =============    ============    ============    ============
   Earnings from operations before
     interest and income taxes                     $       10.3     $      24.7     $      31.2     $       31.3
                                                   =============    ============    ============    ============

   Net earnings                                    $        2.5     $      12.0     $      16.5     $       16.5
                                                   =============    ============    ============    ============

   Earnings per share:
     Primary                                       $       0.01     $      0.54     $      0.80     $       0.80
                                                   =============    ============    ============    ============
     Fully diluted                                 $       0.01     $      0.51     $      0.70     $       0.70
                                                   =============    ============    ============    ============

   ---------------
   (1) Gross profit is revenues less operating expense and depreciation expense relating to cost of sales. Depreciation expense relating to cost of sales was $9.2 million, $9.2 million, $9.8 million and $10.7 million in each of the quarterly periods of 1996, respectively. Depreciation expense relating to cost of sales was $8.8 million, $8.6 million, $9.1 million and $9.1 million in each of the quarterly periods of 1995, respectively.

   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS
                                                                          PAGE
                                                                          ----

   Statement of Consolidated Earnings for the years ended
         December 31, 1996, 1995 and 1994................................   32

   Consolidated Balance Sheet as of December 31, 1996 and 1995...........   33

   Statement of Consolidated Cash Flows for the years ended
         December 31, 1996, 1995 and 1994................................   34

   Statement of Consolidated Shareholders' Equity for the years ended
         December 31, 1996, 1995 and 1994................................   35

   Notes to Consolidated Financial Statements............................   36

   Independent Auditors' Report..........................................   63

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       STATEMENT OF CONSOLIDATED EARNINGS

                                                                           YEARS ENDED DECEMBER 31,
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                              ---------------------------------------------------
                                                                    1996               1995              1994
                                                              -------------      -------------       ------------
   Revenues                                                   $      664.4       $      596.1        $      560.3
                                                              -------------      -------------       ------------

   Costs and expenses:
     Operating                                                       442.4              408.3               399.3
     Depreciation, depletion and amortization                         42.4               40.3                39.4
     Selling and marketing                                            16.0               15.0                13.6
     General and administrative                                       34.8               34.6                37.8
     Other income, net                                                (4.9)              (5.4)               (5.6)
                                                              -------------      -------------       -------------
                                                                     530.7              492.8               484.5
   Minority interest in earnings of consolidated
     joint venture (Note 13)                                           6.2                5.8                 4.1
                                                              -------------      -------------       ------------
                                                                     536.9               498.6              488.6
                                                              -------------      -------------       ------------
   Operating earnings                                                127.5               97.5                71.7
   Interest, net of amounts capitalized                              (19.8)             (26.7)              (27.7)
                                                              -------------      -------------       -------------
   Earnings from continuing operations before income
     taxes and extraordinary charge                                  107.7               70.8                44.0
   Federal and state income tax expense (Note 12)                    (36.5)             (23.3)              (13.9)
                                                              -------------      -------------       -------------
   Earnings from continuing operations before
     extraordinary charge                                             71.2               47.5                30.1
   Loss from discontinued operations, net of income
     taxes (Note 20)                                                     -                  -                (5.9)
   Loss on disposition of discontinued operations, net of
     income taxes (Note 20)                                              -                  -               (21.6)
   Extraordinary charge, net of income taxes (Note 11)               (11.5)                 -                   -
                                                              -------------      -------------       ------------
   Net earnings                                               $       59.7       $       47.5        $        2.6
   Dividends on preferred stock                                       (7.7)              (9.8)               (9.4)
                                                              -------------      -------------       -------------
   Earnings (loss) attributable to common stock               $       52.0       $       37.7        $       (6.8)
                                                              =============      =============       =============
   Earnings (loss) per share (Notes 18, 19 and Exhibit 11):
   Primary
     Earnings from continuing operations                      $       3.41       $       2.15        $       1.20
     Loss from discontinued operations, net of
        income taxes (Note 20)                                           -                  -               (0.34)
     Loss on disposition of discontinued operations, net of
        income taxes (Note 20)                                           -                  -               (1.26)
     Extraordinary charge, net of income taxes (Note 11)             (0.62)                 -                   -
                                                              -------------      -------------       ------------
        Net earnings (loss)                                   $       2.79       $       2.15        $      (0.40)
                                                              =============      =============       =============
   Fully diluted
     Earnings from continuing operations                      $       2.96       $       2.02        $       1.20
     Loss from discontinued operations, net of
        income taxes (Note 20)                                           -                  -               (0.34)
     Loss on disposition of discontinued operations, net of
        income taxes (Note 20)                                           -                  -               (1.26)
     Extraordinary charge, net of income taxes (Note 11)             (0.48)                 -                   -
                                                              -------------      -------------       ------------
        Net earnings (loss)                                   $       2.48       $       2.02        $      (0.40)
                                                              =============      =============       =============

                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                                            DECEMBER 31,
                                                                                           (IN MILLIONS)
                                                                                 -------------------------------
                                                                                     1996               1995
                                                                                 ------------       ------------
   ASSETS
   Current assets:
     Cash and cash equivalents (Note 4)                                          $       45.4       $        7.7
     Short-term investments (Note 10)                                                    11.8                  -
     Accounts and notes receivable, net (Note 5)                                         77.3               68.9
     Inventories (Note 6)                                                                62.4               69.6
     Deferred income taxes (Note 12)                                                      5.9               11.7
     Prepaid expenses and other                                                           7.2                3.3
                                                                                 -------------      ------------
       Total current assets                                                             210.0              161.2
   Property, plant and equipment, net (Note 7)                                          588.8              565.4
   Goodwill                                                                              75.4               79.3
   Other long-term assets (Notes 8 and 15)                                               57.8               69.6
                                                                                 -------------      ------------
                                                                                 $      932.0       $      875.5
                                                                                 =============      ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Current maturities of long-term debt (Notes 10 and 11)                      $        1.2       $        0.7
     Accounts payable and accrued liabilities (Note 9)                                   89.0               78.7
                                                                                 -------------      ------------
       Total current liabilities                                                         90.2               79.4
   Long-term debt (Notes 10 and 11)                                                     164.4              174.5
   Deferred income taxes (Note 12)                                                      120.3              116.9
   Minority interest in consolidated joint venture (Note 13)                             28.0               30.9
   Long-term portion of postretirement benefit obligation (Note 16)                      71.7               76.8
   Other long-term liabilities and deferred credits (Note 14)                            18.1               22.0
                                                                                 -------------      ------------
                                                                                        492.7              500.5
                                                                                 -------------      ------------

   Commitments and contingent liabilities (Notes 14, 15, 16 and 17)

   Shareholders' equity (Notes 18 and 19):
     Preferred stock, $.05 par value, 10,000,000 shares authorized:
       $ .70 Cumulative Convertible Series A, 1,994,000 shares
       issued and outstanding in 1995                                                       -               19.9
       $3.75 Convertible Exchangeable Series B, 914,000 shares
       issued and outstanding in 1995                                                       -               45.7
       $2.875 Cumulative Convertible Series D, 1,725,000 shares
       issued and outstanding                                                            86.3               86.3
     Common stock, $1.25 par value, 40,000,000 shares authorized,
       21,948,000 and 21,766,000 shares issued and outstanding, respectively,
       in 1996 and 17,286,000 shares issued and outstanding in 1995                      27.4               21.6
     Capital in excess of par value                                                     213.3              127.0
     Reinvested earnings                                                                117.9               74.5
     Treasury stock, at cost                                                             (5.6)                 -
                                                                                 -------------      ------------
                                                                                        439.3              375.0
                                                                                 -------------      ------------
                                                                                 $      932.0       $      875.5
                                                                                 =============      ============

                 See Notes to Consolidated Financial Statements

                                      SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                                        STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                              -----------------------------------------------------
                                                                   1996               1995                1994
                                                              ---------------    -------------      ---------------
   OPERATING ACTIVITIES:
     Earnings from continuing operations before
       extraordinary charge                                   $       71.2       $       47.5        $       30.1
     Adjustments to reconcile earnings from continuing
       operations before extraordinary charge to net
       cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                     42.4               40.3                39.4
         Deferred income tax expense                                   9.2               15.5                 6.8
         Amortization of debt issuance costs                           2.7                2.6                 3.4
         Minority interest in earnings of consolidated
              joint venture                                            6.2                5.8                 4.1
         Gain on sale of assets                                       (3.3)              (1.5)               (1.2)
         Changes in operating assets and liabilities
                  Decrease in accounts and notes receivable            8.4                9.8                 7.9
                  (Increase) decrease in inventories                   7.7              (15.5)                0.1
                  (Increase) decrease in prepaid expenses and other   (3.8)               0.4                 -
                  Increase in other long-term assets                  (3.4)              (1.7)               (2.0)
                  Increase (decrease) in accounts payable and
                                 accrued liabilities                  22.0              (24.7)                3.5
                  Increase (decrease) in other long-term liabilities
                                 and deferred credits                 (7.5)             (10.4)                0.5
     Net cash used in discontinued operations                         (1.4)              (2.7)               (5.8)
                                                              -------------      -------------       -------------
   Net cash provided by operating activities                         150.4               65.4                86.8
                                                              -------------      -------------       ------------
   INVESTING ACTIVITIES:
     Additions to property, plant and equipment                      (59.0)             (32.9)              (28.6)
     Purchase of short-term investments                              (11.8)                 -                   -
     Acquisitions, net of cash acquired                               (6.2)             (12.6)              (16.1)
     Proceeds from asset sales                                         6.5                7.0                 3.7
     Other                                                            (1.7)              (0.3)               (2.4)
     Net cash provided by (used in) discontinued operations           -                   1.2                (7.1)
                                                              -------------      -------------       -------------
   Net cash used in investing activities                             (72.2)             (37.6)              (50.5)
                                                              -------------      -------------       -------------
   FINANCING ACTIVITIES:
     Additions to long-term debt (Note 11)                           125.0                  -                 3.6
     Reductions in long-term debt (Note 11)                         (137.4)             (12.7)             (111.6)
     Exercise of warrants to purchase common stock                    20.0                  -                   -
     Proceeds from sale of preferred stock                               -                  -                86.3
     Dividends (Note 18)                                             (16.8)              (9.8)               (6.5)
     Premium on early extinguishment of debt (Note 11)               (11.9)                 -                   -
     Distributions to minority interest                               (9.2)              (3.8)               (3.8)
     Purchase of treasury stock                                       (5.6)                 -                   -
     Securities issuance costs                                        (4.6)              (1.2)               (4.3)
                                                              -------------      -------------       -------------
   Net cash used in financing activities                             (40.5)             (27.5)              (36.3)
                                                              -------------      -------------       -------------
   Net increase in cash and cash equivalents                          37.7                0.3                   -
   Cash and cash equivalents at the beginning of the year              7.7                7.4                 7.4
                                                              -------------      -------------       ------------
   Cash and cash equivalents at the end of the year           $       45.4       $        7.7        $        7.4
                                                              =============      =============       ============

                 See Notes to Consolidated Financial Statements

                   SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                   (IN MILLIONS)
                                              -----------------------------------------------------------------------------------
                                               PREFERRED STOCK          COMMON STOCK           CAPITAL
                                              -----------------       -----------------     IN EXCESS OF   REINVESTED    TREASURY
                                              SHARES     AMOUNT       SHARES     AMOUNT       PAR VALUE     EARNINGS       STOCK
                                              ------     ------       ------     ------     ------------   ----------    --------
   Balance at December 31, 1993                 3.0     $  67.9        17.0      $ 21.3       $   127.6     $   45.4           -

     Net earnings                                 -           -           -           -               -          2.6           -
     Issuance of Series D Preferred Stock       1.7        86.3           -           -               -            -           -
     Dividends on preferred stock                 -           -           -           -               -         (9.4)          -
     Issuance expenses of capital stock           -           -           -           -            (4.0)           -           -
     Exercise of stock options                    -           -         0.2         0.2            (0.2)        (1.6)          -
     Tax benefit from exercise of stock options   -           -           -           -             1.8            -           -
     Other                                     (0.1)       (2.2)        0.1         0.1             1.4         (0.1)          -

   Balance at December 31, 1994                 4.6     $ 152.0        17.3      $ 21.6       $   126.6     $   36.9     $     -

     Net earnings                                 -           -           -           -               -         47.5           -
     Dividends on preferred stock                 -           -           -           -               -         (9.8)          -
     Exercise of stock options                    -           -           -           -             0.2         (0.1)          -
     Tax benefit from exercise of stock options   -           -           -           -             0.1            -           -
     Other                                        -        (0.1)          -           -             0.1            -           -

   Balance at December 31, 1995                 4.6     $ 151.9        17.3      $ 21.6       $   127.0     $   74.5     $     -

     Net earnings                                 -           -           -           -               -         59.7           -
     Dividends on preferred stock                 -           -           -           -               -         (7.7)          -
     Dividends paid on common stock               -           -           -           -               -         (7.4)          -
     Exercise of warrants to purchase
        common stock                              -           -         1.3         1.6            18.4            -           -
     Conversion of Series A and B Preferred
        Stock into common stock                (2.9)      (65.6)        3.3         4.1            61.5            -           -
     Exercise of stock options                    -           -           -         0.1               -         (1.2)          -
     Tax benefit from exercise of warrants
        and stock options                         -           -           -           -             6.4            -           -
     Purchase of treasury stock                   -           -           -           -               -            -
                                                                                                                             5.6)

   Balance at December 31, 1996                 1.7     $  86.3        21.9      $ 27.4       $   213.3     $  117.9     $  (5.6)
                                            ========    ========  ==========     =======      ==========    =========    ========


                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:

         Southdown, Inc. (Southdown or the Company) engages in the production and marketing of cement and concrete products. The Company operates eight manufacturing facilities, seven quarrying sites and utilizes a network of 20 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cements, primarily in the Ohio valley and the southwestern and southeastern regions of the United States. The Company is also vertically integrated in the regional vicinity of its two largest cement plants, with ready-mixed concrete operations serving markets in Florida and southern California. For information regarding the relative importance of the Company's business segments see Note 3 of Notes to Consolidated Financial Statements. The consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1996 and 1995 and the related statements of consolidated earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996 are presented on the basis of generally accepted accounting principles. The Company was also engaged in the environmental services business from mid-1990 through the fourth quarter of 1994 at which time the decision was made to exit that business. The results for environmental services business activities are presented as discontinued operations in 1994.


   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         Cash and Statement of Consolidated Cash Flows Supplemental Disclosures
   - For purposes of the Statement of Consolidated Cash Flows, short-term investments which have an original maturity of three months or less are considered cash equivalents. Cash payments for income taxes totaled $11 million in 1996, $12.1 million in 1995 and $300,000 in 1994. In addition, the Company paid a $7.6 million tax assessment in January 1995 as a result of an Internal Revenue Service audit of prior year federal income tax returns. Interest paid, net of amounts capitalized was $16.7 million, $24.3 million and $26.6 million in 1996, 1995 and 1994, respectively. Interest capitalized was $2.0 million, $1.5 million and $2.0 million in 1996, 1995 and 1994, respectively. Noncash financing activities in 1996 included the conversion of
   2.9 million shares of preferred stock with a carrying value of $65.6 million into 3.3 million shares of common stock. Noncash investing activities in 1995 included (i) the assumption of $4.1 million in liabilities as partial consideration for the acquisition of six ready-mixed concrete batch plants and (ii) the receipt of $8.4 million in notes receivable as partial consideration in connection with the sale of the Company's remaining hazardous waste processing facilities.

         Investments - In addition to cash equivalents, the Company has investments in debt securities that mature in more than 91 days but no more than one year. All such investments are expected to be held-to- maturity and are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, because the Company has both the intent and the ability to hold these investments until they mature. As of December 31, 1996, the Company's investments consist solely of commercial paper maturing within one year. The fair value of these investments approximates their amortized cost.

         Inventories - Inventories are valued at the lower of cost (which includes material, labor and manufacturing overhead) or market. The valuation of cement inventories is determined on the last-in, first-out (LIFO) method. The valuation of the remaining inventories, primarily parts and supplies, is determined on the first-in, first-out or average cost method. (See also Note 6 of Notes to Consolidated Financial Statements.)

         Property, Plant and Equipment - The Company capitalizes all direct and certain indirect expenditures incurred in conjunction with the acquisition or construction of major facilities. Depreciation and amortization of these capitalized costs commence when the completed facility is placed in service. Depreciation and amortization of property, plant and equipment are computed primarily on a straight-line basis over estimated useful lives of the related assets, ranging from three to fifty years. On average, buildings and improvements are depreciated based on a 50 year life; machinery and equipment are depreciated over estimated useful lives ranging from ten to 35 years; office furniture, fixtures and equipment over lives ranging from five to ten years and mobile equipment over lives ranging from four to 25 years. Depletion of mineral rights is computed on the units-of-production method. Certain costs and expenses associated with the acquisitions of various facilities have been capitalized and are being amortized over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Gain or loss is generally reflected in earnings upon the retirement or sale of property, plant and equipment. (See also Note 7 of Notes to Consolidated Financial Statements.)

         Environmental Expenditures - The Company bases its estimates of environmental liabilities on the nature or extent of contamination, methods of remediation required, existing technology, presently enacted laws and regulations and prior Company experience in remediation of contaminated sites. Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of property owned by the Company, mitigate or prevent environmental contamination that has yet to occur, or that are incurred in anticipation of a sale of property are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated, whether or not a claim has been asserted or this coincides with the completion of a remediation investigation/feasibility study or the Company's commitment to a formal plan of action. Such estimates are revised as additional information becomes known. (See also Note 17 of Notes to Consolidated Financial Statements.)

         Goodwill - The excess of cost over the fair value of net assets of businesses acquired is amortized, on a straight-line basis, over periods ranging from 15 to 40 years. Such amortization amounted to $2.9 million, $2.7 million and $2.5 million in 1996, 1995 and 1994, respectively. Accumulated amortization of goodwill was $19.4 million and $16.5 million as of December 31, 1996 and 1995, respectively. The Company utilizes estimates of undiscounted future cash flows of the acquired operations to evaluate any possible impairment of the related goodwill.

         Revenue Recognition - Revenue is generally recognized on the sale of products or services when the products are shipped or the services delivered, all significant contractual obligations have been satisfied and the collection of the resulting receivable is reasonably assured. Interest income is recognized on impaired loans using a combination of the cost recovery and the cash basis methods. The Company recognized approximately $1.1 million of such interest income during the year ended December 31, 1996 but no material amounts of interest income on impaired loans during the years ended December 31, 1995 and 1994.

         Stock-Based Compensation - As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. The disclosure-only provisions of SFAS No. 123 have been included in Note 19 of Notes to Consolidated Financial Statements.

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

         Earnings Per Share - Earnings used to compute primary per share earnings in each of the three years ended 1996 were net of preferred stock dividends of approximately $7.7 million in 1996, $9.8 million in 1995 and $9.4 million in 1994. Primary earnings per share were computed using average number of shares, dilutive options and warrants outstanding in 1996 and 1995 and using the average number of shares of common stock outstanding for 1994. Additionally, the effect of an assumed conversion of all shares of preferred stock was anti-dilutive and, therefore, fully diluted earnings per share for 1994 are the same as primary earnings per share. Fully diluted earnings for 1996 and 1995 assume the conversion of all shares of preferred stock to common stock. (See also Note 18 of Notes to Consolidated Financial Statements.)

   NOTE 3 - BUSINESS SEGMENT INFORMATION:

         Operating results and certain other financial data for the Company's principal business segments for and at the end of each year presented are as follows:

                                                                              (IN MILLIONS)
                                                               -----------------------------------------
                                                                   1996           1995           1994
                                                               ------------   ------------   -----------
         Contributions to revenues:
           Cement                                              $     473.0    $     419.1    $     397.5
           Concrete Products                                         241.0          219.2          208.1
           Intersegment sales                                        (49.6)         (42.2)         (45.3)
                                                               ------------   ------------   ------------
                                                               $     664.4    $     596.1    $     560.3
                                                               ============   ============   ===========

         Contributions to operating earnings (loss):
           Cement                                              $     134.8    $     112.7    $      91.2
           Concrete Products                                          13.8            7.9            9.3
           Corporate overhead                                       (21.1)         (23.1)         (28.8)
                                                               ------------   ------------   -----------
                                                               $     127.5    $      97.5    $      71.7
                                                               ============   ============   ===========

         Identifiable assets, end of year:
           Cement                                              $     621.7    $     606.7    $     596.1
           Concrete Products                                         146.6          145.4          130.3
           Discontinued Environmental Services                           -              -           19.1
           Other                                                     163.7          123.4          135.5
                                                               ------------   ------------   -----------
                                                               $     932.0    $     875.5    $     881.0
                                                               ============   ============   ===========

         Depreciation, depletion and amortization:
           Cement                                              $      29.4    $      27.1    $      25.8
           Concrete Products                                           9.5            9.0            8.7
           Other                                                       6.2            6.8            8.3
                                                               ------------   ------------   -----------
                                                               $      45.1    $      42.9    $      42.8
                                                               ============   ============   ===========

         Capital expenditures:
           Cement                                              $      56.7    $      25.1    $      16.8
           Concrete Products                                           6.8            6.7            9.4
           Other                                                       1.0            1.1            2.6
                                                               ------------   ------------   -----------
                                                               $      64.5    $      32.9    $      28.8
                                                               ============   ============   ===========


         The Cement segment includes the operations of seven quarrying sites, eight manufacturing facilities and a network of 20 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cement. The Concrete Products segment includes primarily the production and sale of ready-mixed concrete, and to a lesser extent, the sale of construction aggregate and concrete block. Corporate overhead is generally not allocated to the operating segments. All of the Company's operations are conducted in the United States. Intersegment sales occur primarily between the Company's Florida cement manufacturing plant and the Florida concrete products operations and the Company's southern California cement manufacturing plant and the related California concrete products operations. Intersegment sales are accounted for at prices which approximate market prices and are eliminated for purposes of preparing consolidated financial statements. Capital expenditures shown above exclude capital acquisitions of $6.2 million, $12.6 million and $16.1 million, respectively, for the years ended December 31, 1996, 1995 and 1994.

   NOTE 4 - CASH AND CASH EQUIVALENTS:

                                                              DECEMBER 31,
                                                             (IN MILLIONS)
                                                          ------------------
                                                           1996        1995
                                                          -------    -------
         Cash on hand and demand deposits                 $  6.0     $  5.7
         Commercial paper, Eurodollar investments and
           money market preferreds - at cost, which
           approximates market value                        39.4        2.0
                                                          -------    -------
                                                          $ 45.4     $  7.7
                                                          =======    =======


         There is no requirement for the Company to maintain compensating balances under any of the agreements with the Company's lending banks.


   NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE:

                                                              DECEMBER 31,
                                                             (IN MILLIONS)
                                                          ------------------
                                                           1996        1995
                                                          -------    -------

         Trade accounts and notes receivable              $  80.5    $  72.7
         Allowance for doubtful accounts                     (7.4)      (8.8)
                                                          -------    -------
                                                             73.1       63.9
         Other receivables                                    4.2        5.0
                                                          -------    -------
                                                          $  77.3    $  68.9
                                                          =======    =======


         Significant Group Concentrations of Credit Risk - A majority of the Company's receivables are from users of portland cement, such as ready-mixed concrete producers and manufacturers of concrete products such as blocks, roof tile, pipe and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, construction contractors and, particularly from the Texas plant, oil well cementing companies. During the years ended December 31, 1996, 1995 and 1994, approximately 58%, 57% and 47%, respectively, of the Texas plant's cement sales volume consisted of oil well cement sales and the balance represented sales to local construction markets. Approximately 18%, 14% and 15%, respectively, of the cement sold by the Company's California plant in the three years ended December 31, 1996 was sold to the Company's ready-mixed concrete operations in California and approximately 38%, 37% and 41%, respectively, of the cement sold by the Florida plant in the three years ended December 31, 1996 was sold to the Company's Florida concrete products operations. The Company is a major producer of ready-mixed concrete in southern California, and a major producer and supplier of such products throughout Florida. There were no sales to any single third-party customer which aggregated in excess of 10% of consolidated revenues for 1996, 1995 or 1994.

         An analysis of the activity in the allowance for doubtful accounts follows:

                                              YEARS ENDED DECEMBER 31,
                                                    (IN MILLIONS)
                                      ----------------------------------------
                                         1996           1995           1994
                                      ------------   ------------   ----------

         Beginning balance            $       8.8    $       7.2    $      7.0
         Additions charged to expense         2.6            3.6           4.8
         Accounts written off                (4.1)          (2.2)         (5.3)
         Recoveries                           0.1            0.2           0.7
                                      ------------   ------------   ----------
         Ending balance               $       7.4    $       8.8    $      7.2
                                      ============   ============   ==========


         Restructured Accounts Receivable - For many years, the Company has from time-to-time offered extended credit terms to certain of its customers, including converting trade receivables into longer term notes receivable. As of December 31, 1996 and 1995, restructured accounts receivables aggregated $4.0 million and $13.9 million, respectively. At December 31, 1996 and 1995, the related allowance for doubtful accounts attributable to the restructured accounts receivables aggregated $3.8 million and $5.8 million, respectively.

         In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.


   NOTE 6 - INVENTORIES:

                                                   DECEMBER 31,
                                                  (IN MILLIONS)
                                             -----------------------
                                                1996          1995
                                             ----------    ---------
         Finished goods                      $    16.9     $    18.6
         Work in process                           9.6          14.6
         Raw materials                             6.8           6.5
         Parts and supplies                       29.1          29.9
                                             ----------    ---------
                                             $    62.4     $    69.6
                                             ==========    =========


         Inventories valued on the LIFO method were $26.1 million at December 31, 1996 and $30.4 million at December 31, 1995 compared with current costs of $34.7 million and $39.1 million, respectively.

   NOTE 7 - PROPERTY, PLANT AND EQUIPMENT:

                                                           DECEMBER 31,
                                                          (IN MILLIONS)
                                                      -----------------------
                                                         1996          1995
          Land (at cost):
             Cement                                   $    33.1     $    32.4
             Concrete Products                             22.5          24.8
             Corporate and other                            2.6           2.6
                                                      ----------    ---------
                                                           58.2          59.8
                                                      ----------    ---------
          Plant and Equipment (at cost):
             Cement                                       763.9         713.7
             Concrete Products                            104.2         106.2
             Corporate and other                           16.7          15.7
                                                      ----------    ---------
                                                          884.8         835.6
          Less accumulated depreciation, depletion
             and amortization                            (354.2)       (330.0)
                                                      ----------    ----------
                                                      $   588.8     $   565.4
                                                      ==========    =========


   NOTE 8 - OTHER LONG-TERM ASSETS:

                                                             DECEMBER 31,
                                                            (IN MILLIONS)
                                                      -----------------------
                                                         1996          1995
                                                      ----------    ---------
         Prepaid pension costs (Note 15)              $     28.5    $    25.1
         Land held for sale (1)                              8.8          7.2
         Unamortized debt issuance costs (2)                 5.2          6.4
         Long-term trade and other receivables               4.9         21.0
         Net present value of purchased supply
             contracts (3)                                   4.2          4.9
         Other                                               6.2          5.0
                                                      ----------    ---------
                                                      $     57.8    $    69.6
                                                      ==========    =========
         -------------
         (1) Includes various non-income producing real estate parcels offered for sale.
         (2) Costs and expenses associated with the issuance of certain of the Company's senior debt and senior subordinated notes. Debt issuance costs are being amortized over the respective terms of the debt.
         (3) Two contracts to supply flyash through 1999 and 2004, respectively, were acquired in conjunction with the purchase of Moore McCormack Resources, Inc. (Moore McCormack) in 1988. The supply contracts were recorded at their net present values at the date of acquisition and are being amortized over the respective lives of the contracts.

   NOTE 9- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                   DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                                             -----------------------
                                                                                1996          1995
                                                                             ----------    ---------
         Trade accounts payable                                              $    26.0     $    24.3
         Accrued compensation and benefits                                        19.6          15.2
         Accrued liabilities, trade                                               18.3          12.9
         Accrued interest payable                                                  4.5           4.2
         Accrued taxes, other                                                      3.2           3.5
         Current portion of postretirement benefit obligation                      3.0           3.0
         Accrued environmental remediation costs                                   2.2           3.4
         Income tax liability                                                      1.5             -
         Accrued dividends on preferred stock                                      1.2           3.0
         Accrued loss contingencies on discontinued environmental
           services segment                                                        1.1           1.1
         Other accrued liabilities                                                 8.4           8.1
                                                                             ----------    ---------
                                                                             $    89.0     $    78.7
                                                                             ==========    =========


   NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Investments with maturities between three and twelve months are considered short-term. Short- term investments consist of debt securities such as commercial paper, time deposits, certificates of deposit, bankers' acceptances and marketable direct obligations of the U.S. Treasury. All of the Company's short-term investments as of December 31, 1996 were classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Because of the short duration of these investments, changes in market interest rates would not have a significant impact on their fair value. Accordingly, the fair market value of these securities approximates their amortized cost of $11.8 million as of December 31, 1996. The Company held no short-term investments as of December 31, 1995.

         The carrying amounts of the Company's other assets and liabilities which are considered to be financial instruments approximate their value, except for long-term debt. The estimated fair value amounts for the Company's long-term debt as of December 31, 1996 and 1995 have been determined by the Company using appropriate valuation methodologies and information currently available to management. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The fair value of the Company's long-term debt was estimated based on the quoted market prices for similar issues or on the current rates available to the Company for debt with similar terms and remaining maturities.

                                             DECEMBER 31,
                                             (IN MILLIONS)
                           -------------------------------------------------
                                     1996                  1995
                           -----------------------  ------------------------
                             CARRYING     FAIR        CARRYING      FAIR
                              AMOUNT      VALUE        AMOUNT       VALUE
                           ----------   ---------    ----------   ----------

   Long-term debt          $   165.6    $   172.8    $    175.2   $    190.5
                           =========    =========    ==========   ==========


         The Company held no derivative financial instruments as of December 31, 1996 or 1995.

   NOTE 11 - LONG-TERM DEBT:

                                                                                   DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                                             ------------------------
                                                                                1996          1995
                                                                             ----------   -----------
         Senior debt:
           Revolving credit facility                                         $       -     $    11.3
           Industrial development and pollution control bonds                     39.3          39.3
           Other                                                                   1.3           2.4
         Subordinated debt:
           10% senior subordinated notes                                         125.0             -
           14% senior subordinated notes                                             -         122.2
                                                                             ----------    ----------
                                                                                 165.6         175.2
         Less current maturities                                                  (1.2)         (0.7)
                                                                             ----------    ----------
                                                                             $   164.4     $   174.5
                                                                             ==========    ==========


         Revolving Credit Facility - The Company's revolving credit facility is with Wells Fargo Bank, N.A., in its individual capacity and as agent; Societe Generale, Southwest Agency; The Bank of Nova Scotia; Credit Suisse; Caisse Nationale De Credit Agricole; an affiliate of Canadian Imperial Bank of Commerce; Banque Paribas and The First National Bank of Boston (Revolving Credit Facility). The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company, a Kentucky general partnership, are pledged to secure the Revolving Credit Facility.

         The $200 million Revolving Credit Facility matures on October 30, 2000. The Revolving Credit Facility also permits the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Revolving Credit Facility contains various negative and affirmative covenants and cross default provisions and customary conditions to borrowing. Borrowings under the Revolving Credit Facility bear interest at margins either at or above a prime rate or above LIBOR as selected by the Company from time-to-time. As of December 31, 1996, there were no borrowings outstanding and $51.4 million in letters of credit outstanding under the Revolving Credit Facility leaving $148.6 million of unused capacity.

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

         10% Senior Subordinated Notes - On March 19, 1996, the Company issued an aggregate of $125 million principal amount of 10% Senior Subordinated Notes due 2006 (the Notes) in a private placement. The net proceeds of the Notes and other funds were used to retire $125 million in principal amount of the Company's 14% Senior Subordinated Notes due 2001, Series B (the 14% Notes) which the Company had offered to repurchase. The Company repurchased $120.2 million of the 14% Notes in March 1996 and redeemed the remaining $4.8 million of the issue in October 1996. The total cost to the Company was $136.9 million plus accrued interest. The Company recorded a $11.5 million net of tax extraordinary charge in 1996 to reflect the prepayment premium and other costs incurred in the repurchase.

         The Notes were issued pursuant to an Indenture dated as of March 19, 1996 between the Company and State Street Bank and Trust Company, as Trustee (Indenture). During 1996, all of the Notes were exchanged in a registered exchange offer for $125 million aggregate principal amount of the Company's 10% Senior Subordinated Notes Due 2006, Series B (10% Notes) pursuant to a Registration Rights Agreement entered into at the time of the private placement. The 10% Notes were also issued under the Indenture, and the terms of the 10% Notes are substantially identical to those of the Notes. The 10% Notes pay interest semiannually, mature on March 1, 2006 and are noncallable until March 1, 2001, after which the 10% Notes are callable at the option of the Company, in whole or in part, at any time at 105% of the principal amount, declining ratably in annual increments to par on or after March 1, 2004. The 10% Notes are subordinate in right of payment to all existing and future senior debt, as defined, of the Company, rank on a parity with all existing and future senior subordinated debt, as defined, of the Company, and rank senior to all other existing and future subordinated debt of the Company. The Indenture includes affirmative and negative covenants which in certain instances restrict, among other things, incurrence of additional indebtedness, certain sales of assets, certain mergers and consolidations, dividends and distributions and redemptions and repurchases of equity securities.

         Annual Aggregate Maturities of Long-term Debt - The approximate aggregate principal payments due in future years on long-term debt as of December 31, 1996 are as follows:

                                                     (IN MILLIONS)
                                                     -------------
                           1997                       $      1.2
                           1998                             26.8  (1)
                           1999                              0.1
                           2000                              0.1
                           2001                                -
                           Thereafter                      137.4
                                                      ----------
                                                      $    165.6

   (1) The Company is currently in the process of negotiating an extension of at least $18.8 million of the long-term debt that comes due during 1998.


   NOTE 12 - INCOME TAXES:

         The following table provides a breakdown of the current and deferred components of the provisions for federal and state income taxes attributable to the earnings from continuing operations before income taxes and extraordinary charges.


                                                                      YEARS ENDED DECEMBER 31,
                                                                             (IN MILLIONS)
                                                               --------------------------------------
                                                                   1996           1995         1994
                                                               ------------   ------------   --------
         Federal income tax expense:
           Current                                             $      25.3    $       6.9    $     6.2
           Deferred                                                    8.7           14.5          6.4
         State income tax expense (benefit):
           Current                                                     2.0            0.9          0.9
           Deferred                                                    0.5            1.0          0.4
                                                               ------------   ------------   ---------
                                                               $      36.5    $      23.3    $    13.9
                                                               ============   ============   =========

         The tax benefits allocated to the loss from discontinued operations and the loss on disposition of discontinued operations were $3.0 million and $9.8 million, respectively, for the year ended December 31, 1994. The tax benefit allocated to the 1996 extraordinary charge was $6.2 million.

         A reconciliation between the income tax expense recognized in the Company's Statement of Consolidated Earnings and the income tax expense computed by applying the statutory federal income tax rate to the earnings from continuing operations before income taxes and extraordinary charge follows:


                                                                YEARS ENDED DECEMBER 31,
                                                                      (IN MILLIONS)
                                        --------------------------------------------------------------------
                                                1996                    1995                   1994
                                        --------------------   ---------------------   ---------------------
                                         AMOUNT     PERCENT     AMOUNT       PERCENT     AMOUNT      PERCENT
                                        ---------  ---------   ---------   ---------   --------    ---------
     Earnings from continuing
       operations before income taxes
       and extraordinary charge         $ 107.7                $   70.8                $   44.0
                                        =========              =========               ========

     Income tax expense
      computed at statutory rate        $  37.7      35.0  %   $   24.8        35.0%   $   15.4       35.0%
     Benefit of statutory depletion        (4.2)     (3.9)         (4.0)       (5.6)       (3.6)      (8.2)
     Effect of non-deductible goodwill      0.8       0.7           0.7         1.0         0.7        1.6
     Effect of state income tax
         expense                            1.6       1.5           1.3         1.8         0.8        1.9
     Other                                  0.6       0.6           0.5         0.7         0.6        1.3
                                        ---------  ---------   ---------   ----------  ---------    -------

                                        $  36.5      33.9  %   $   23.3        32.9%    $  13.9       31.6%
                                        =========  =========   =========   =========   =========    =======


         The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109, and represents the change in the Company's deferred income tax liability during each year, including the effect of any enacted tax rate changes. A deferred income tax liability or asset is recognized for the net effect of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements after applying enacted statutory tax rates and laws in effect for the year in which the differences are expected to reverse and, in certain instances, (ii) the deferred tax effects of tax net operating loss and tax credit carryforwards.

         Significant components of the Company's net deferred tax liability as of December 31, 1996 and 1995 were as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                           (IN MILLIONS)
                                                    --------------------------
                                                         1996           1995
                                                    -----------     ----------
    Deferred tax liabilities:
       Differences between book and tax bases of
            property, plant and equipment           $    151.1      $    151.4
       Assets of overfunded pension plan                  10.9             9.6
       Other                                              11.4            14.3
                                                    -----------     ----------
                                                         173.4           175.3
                                                    -----------     ----------
    Deferred tax assets:
       Postretirement benefit obligation                  28.6            30.6
       Reserves not currently deductible                  11.6            14.6
       Deferred state income taxes                         3.7             6.2
       Operating loss carryforwards                        0.2             4.7
       Tax credit carryforwards                            1.9             5.0
       AMT credit carryforwards                           15.0            14.1
                                                    -----------     ----------
                                                          61.0            75.2
       Valuation allowance                                (2.0)           (5.1)
                                                    -----------     -----------
                                                          59.0            70.1
                                                    -----------     ----------
    Net deferred tax liability                      $    114.4         $ 105.2
                                                    ===========     ==========


         Because of the increased profitability of the Company, the valuation allowance to be applied against deferred tax assets at December 31, 1996 has been reduced by $3.1 million compared with the prior year-end. The decrease is attributable to the anticipated use on the 1996 federal income tax return of investment tax credits acquired in prior business combinations and for which no tax benefit was recognized at the time of acquisition. Goodwill related to the acquisition of these investment tax credit carryforwards has been reduced by a corresponding $3.1 million. The remaining valuation allowance will be allocated to reduce goodwill and other non-current intangible assets in future periods if realization of tax credit and net operating loss carryforwards acquired as a result of business combinations that occurred in prior years becomes more likely than not.

         The Company has included in its calculation of the net deferred income tax liability the tax benefits related to net operating loss carryforwards of $0.2 million after valuation allowance of $0.1 million, net investment tax credit carryforwards of $1.9 million offset by a valuation allowance of $1.9 million and an alternative minimum tax carryforward of $15 million. If not used, the net operating loss and investment tax credit carryforwards will expire between 2007 and 2010 and between 1999 and 2005, respectively.

         The consolidated federal income tax returns of the Company for 1993 and 1994 and various state income tax returns are currently under examination. In the opinion of management, adequate provision has been made at December 31, 1996 for income taxes that might be due as a result of these audits and any resulting assessments will have no material effect on the Company's consolidated earnings.

   NOTE 13 - MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE:

         Kosmos Cement Company (Kosmos Cement) is a partnership which includes a cement plant located in Kosmosdale, Kentucky and a cement plant located near Pittsburgh, Pennsylvania along with related terminals and facilities. The partnership is 25% owned by Lone Star Industries, Inc. (Lone Star) and operated and 75% owned by the Company. The Company's Consolidated Balance Sheet includes 100% of the assets and liabilities of Kosmos Cement. Lone Star's 25% interest in Kosmos Cement and the earnings therefrom have been reflected as "Minority interest in consolidated joint venture" and "Minority interest in earnings of consolidated joint venture" on the Company's Consolidated Balance Sheet and Statement of Consolidated Earnings, respectively.


   NOTE 14 - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:


                                                                                   DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                                             -----------------------
                                                                                1996          1995
                                                                             ---------     ---------
         Accrued loss contingencies on discontinued
            environmental services segment                                   $     3.0     $     4.4
         Estimated liabilities of discontinued Moore McCormack
             operations                                                            2.1           4.4
         Deferred payment obligation                                               8.2           7.7
         Supplemental pension liabilities                                          3.4           3.5
         Other                                                                     1.4           2.0
                                                                             ----------    ---------
                                                                             $    18.1     $    22.0
                                                                             ==========    =========


         Discontinued Environmental Services Segment - The Company is contingently liable for certain environmental issues under the indemnification provisions of sales agreements associated with the discontinued environmental services operations. (See Note 20 of Notes to Consolidated Financial Statements.)

         Discontinued Moore McCormack Operations - As part of the acquisition of Moore McCormack in 1988, the Company assumed certain fixed and contingent liabilities pursuant to certain guarantees and undertakings related to operations that had been previously discontinued by Moore McCormack. As of December 31, 1996 and 1995, such estimated liabilities totaled $2.6 million and $5.4 million, respectively, $0.5 million and $1.0 million of which were included in current liabilities in 1996 and 1995, respectively.

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

   NOTE 15 - PENSION PLANS:

         The Company has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation and are integrated with Social Security. The Company's union employees are covered by either a multi-employer plan, a final pay plan, or, prior to December 31, 1994, a collectively bargained Company-sponsored plan providing a flat dollar benefit for each year of service. Effective December 31, 1994, the collectively bargained Company-sponsored plan was merged into the Company's defined benefit plan. The Company's policy is to fund its pension plan in accordance with sound actuarial principles.

         The funded status of the Company's pension plan is based on a comparison of the market value of the plan's assets at the end of the year with actuarial estimates of the projected benefit obligation. The assumed weighted average discount rate used to measure the projected benefit obligation was 7.5% in 1996, 7.5% in 1995 and 8.5% in 1994. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.5% in both 1996 and 1995 and 4% in 1994. The expected long-term rate of return on assets was 8.5% in all three years ended 1996. Differences in estimates used and actual experience along with changes in assumptions from year-to-year are included in net deferred gains or losses. The Company amortizes the unrecognized net gains or losses whenever such amount exceeds 10% of the greater of the projected benefit obligation or the market value of plan assets. The unrecognized net obligation or net asset, unrecognized net gain or loss and prior service costs were amortized over periods of 7 to 12 years for 1996, over periods of 8 to 13 years for 1995 and over periods of 9 to 14 years for 1994 which approximated the estimated average remaining service periods of employees expected to receive benefits under the plan.

         The Company recognized pension income of approximately $3.4 million, $1.6 million and $2.6 million in 1996, 1995 and 1994, respectively, under such Company-sponsored plans. In addition to the Company-sponsored plan, certain union employees of the Company's concrete operations in southern California and the Colorado cement operations are covered under multi-employer defined benefit plans administered by the respective unions. Amounts contributed to the multi-employer plans and included in pension expense were $1.1 million in 1996, $1.6 million in 1995 and $1.9 million in 1994.

         The pension plan's assets exceeded the accumulated benefit obligation as of both December 31, 1996 and 1995. The following table sets forth information regarding the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1996 and 1995:


                                                                                    DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                                             ------------------------
                                                                                1996          1995
                                                                             ----------    ----------
         Actuarial present value of accumulated benefit obligations:
            Vested portion                                                   $  (117.6)    $  (107.6)
            Nonvested portion                                                     (2.2)         (2.3)
                                                                             ----------    ----------
         Accumulated benefit obligation                                         (119.8)       (109.9)
         Effect of estimated future pay increases                                 (9.2)         (8.4)
                                                                             ----------    ----------
         Projected benefit obligation                                           (129.0)       (118.3)
         Plan assets at fair value, primarily debt
           and equity securities1                                                185.9         173.8
                                                                             ----------    ---------
         Overfunded status                                                        56.9          55.5
         Unrecognized net gain                                                   (31.3)        (33.6)
         Unrecognized prior service cost                                           3.1           3.4
         Unrecognized net asset                                                   (0.2)         (0.2)
                                                                             ----------    ----------
         Prepaid pension costs                                               $    28.5     $    25.1
                                                                             ==========    =========

         -----------------
         (1) Plan assets include 224,500 shares of the Company's common stock at December 31, 1996 and 449,000 shares of the Company's Series A Preferred Stock at December 31, 1995.


         The components of net periodic pension cost included in the results of operations for the years ended December 31, 1996, 1995 and 1994 under Company-sponsored plans were as follows:


                                                                        YEARS ENDED DECEMBER 31,
                                                                              (IN MILLIONS)
                                                               -----------------------------------------
                                                                   1996           1995           1994
                                                               ------------   ------------   -----------
         Service cost                                          $       2.5    $       2.0    $       2.2
         Interest cost on projected benefit obligation                 9.1            8.5            8.0
         Actual return on assets                                     (20.7)         (38.3)          (3.4)
         Asset (loss) gain deferred                                    6.3           26.5           (9.0)
         Amortization of unrecognized -
           Net gain                                                   (1.0)          (0.6)          (0.7)
           Prior service cost                                          0.4            0.4            0.4
           Net asset                                                  -              (0.1)          (0.1)
                                                               ------------   ------------   ------------
         Net pension income                                    $      (3.4)   $      (1.6)   $      (2.6)
                                                               ============   ============   ============


         Directors Pension Plan - The Company also has an unfunded defined benefit pension plan covering the members of its Board of Directors who have five years of service and are not participants in any of the Company's qualified pension plans. Eligible directors are entitled to a monthly benefit equal to two-thirds of their average monthly fee. The benefit is payable over a number of months equal to such director's service on the Board. During 1996 and 1995, the Company included in expense $154,000 and $100,000, respectively, to provide for benefits accrued under the plan.

         Retirement Savings Plan - The Company maintains a retirement savings plan (Savings Plan) in which substantially all employees are eligible to participate. The Savings Plan is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986 (Code). Under the Savings Plan, a participating employee may elect to defer taxation on a portion of his or her eligible earnings up to a maximum amount defined by the Code, by directing the Company to contribute such earnings to the Savings Plan on the employee's behalf. A participating employee may also make after-tax contributions to the Savings Plan. The Company contributes an amount to the Savings Plan equal to 50% of an employee's contributions, subject to certain limitations. The Company's matching contributions are invested solely in its common stock acquired in open market purchases. All employee contributions and Company matching contributions are fully vested when made. Amounts held by the Savings Plan for the account of a participating employee are distributable as a lump-sum upon termination of employment for any reason. Subject to certain conditions and restrictions, a participating employee may receive a distribution or a loan of a portion of his account balance while employed by the Company. The Company contributed $2.0 million in 1996 and $1.9 million each year in 1995 and 1994, in matching contributions that were charged to compensation expense and invested in the Company's common stock.


   NOTE 16 - HEALTH CARE AND LIFE INSURANCE BENEFITS:

         The Company offers health care benefits to active employees and their dependents. Certain retirees under the age of sixty-five and their dependents are also offered health care benefits which consist primarily of medical and life insurance benefits. However, benefit payments for covered retirees sixty-five years of age or older are reduced by benefits paid by Medicare.

         The following table sets forth the Company's accumulated postretirement benefit obligation, none of which has been funded, reconciled with the amount shown in the Company's balance sheet at December 31, 1996 and 1995:


                                                                      DECEMBER 31,
                                                                     (IN MILLIONS)
                                                                 -----------------------
                                                                  1996           1995
                                                                 --------       --------
  Accumulated postretirement benefit obligation (APBO)
     Retirees                                                    $  26.3        $   28.1
     Fully eligible active participants                              0.7             0.8
     Other active participants                                       2.8             2.2
                                                                 --------       --------
                                                                    29.8            31.1
 Plan assets at fair value                                             -               -
                                                                 --------       --------
 Accumulated postretirement benefit obligation                      29.8            31.1
 Unrecognized prior service credit                                  28.6            31.0
 Unrecognized net gain                                              16.3            17.7
                                                                 --------       --------
 Accrued postretirement benefit costs                            $  74.7        $   79.8
                                                                 ========       ========


         The components of net periodic postretirement benefit costs included in the results of operations for the three years ended December 31, 1996 were as follows:


                                                            YEARS ENDED DECEMBER 31
                                                                 (IN MILLIONS)
                                                    ---------------------------------------
                                                       1996           1995           1994
                                                    ---------       --------       --------
    Service cost                                    $    0.3        $   0.3        $    0.7
    Interest cost on APBO                                2.1            2.4             3.3
    Amortization of unrecognized prior service
        credit and net gain                             (4.2)          (4.7)           (2.7)
                                                    ---------       --------       ---------
                                                    $   (1.8)       $  (2.0)       $    1.3
                                                    =========       ========       =========


         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1996 was 8.67% for general health care and prescription drugs decreasing each successive year until it reaches 6% in 2004 and thereafter. As of December 31, 1995, the cost trend used was 9% for general health care and prescription drugs decreasing each successive year until it reaches 6% in 2004 and thereafter. As of December 31, 1994, the cost trend used was 9.5% for general health care and 14% for prescription drugs, decreasing each successive year until each reaches 6% in 2017 and thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. For example, a one- percentage-point increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1996 and net periodic postretirement health care cost by approximately 4.9% and 4.1%, respectively. The assumed discount rates used in determining the APBO were 7.5% as of December 31, 1996 and as of December 31, 1995 and 1994, 7.5% and 8.5%, respectively.

         Most of the Company's health care benefits are self-insured and administered on cost plus fee arrangements with a major insurance company or provided through health maintenance organizations. Claims, premiums and administrative costs paid for active employees and their dependents were $7.8 million, $8.2 million and $9.8 million in 1996, 1995 and 1994, respectively. For retirees and their dependents these costs were $3.4 million in 1996, $3.2 million in 1995 and $3.1 million in 1994.

         The Company provides life insurance benefits to its active and retired employees. Generally, life insurance benefits for retired employees are reduced over a number of years from the date of retirement to a minimum level. Costs paid for life insurance benefits for employees were approximately $637,000 in 1996, $896,000 in 1995 and $584,000 in 1994. The
   costs of providing such benefits for retired employees were de minimis in each of the three years in the period ended December 31, 1996.

   NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES:

         Operating Leases - Rental expense covering manufacturing, transportation and certain other facilities and equipment for the years 1996, 1995 and 1994 aggregated $17.2 million, $14 million and $11.9 million, respectively. Minimum annual rental commitments as of December 31, 1996 under noncancellable leases are set forth as follows:

                                              (IN MILLIONS)
                                              -------------
                                              MANUFACTURING
                                -----------------------------------------
                                   MOBILE        EQUIPMENT
                                  EQUIPMENT      AND OTHER        TOTAL
                                ------------   ------------   -----------
           1997                 $      10.3    $       2.5    $      12.8
           1998                         8.4            2.3           10.7
           1999                         7.2            1.0            8.2
           2000                         5.5            0.8            6.3
           2001                         2.6            0.4            3.0
           Thereafter                   0.6            3.1            3.7
                                ------------   ------------   -----------
                                $      34.6    $      10.1    $      44.7
                                ============   ============   ===========


         Environmental Matters - Industrial operations have been conducted at some of the Company's facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that are designated as hazardous substances. All of these activities are regulated by federal, state and local laws and regulations pertaining to the protection of human health and the environment. In the past, the Company disposed of various materials, both onsite and offsite, in a manner which in some cases would not be permitted under current environmental regulations. Certain of these materials, if discarded today, might be categorized as hazardous wastes.

         Remediation under environmental clean-up rules can be costly. Federal environmental laws as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases into the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the hazardous substances, those who arranged for disposal of the hazardous substances, those who owned or operated the disposal site or facility at the time of disposal, and subsequent owners and operators. With regard to the discontinued environmental services business, the Company has both given indemnification to and received indemnification from others for properties previously owned although a few courts have held that indemnification for such environmental liabilities is unenforceable. No estimate of the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, is presently available regarding these discontinued operations.

         While several of the Company's facilities are the subject of various local, state or federal environmental proceedings and inquiries, most of these investigations are in their preliminary stages and final results may not be determined for years. In certain instances, the Company has been named as one of several potentially responsible parties (PRP) charged with remediation activities related to various alleged CERCLA violations. Despite the fact current law imposes joint and several liability on all parties at any Superfund site, the Company's accrual for estimated liability in these instances reflects only the Company's expected share based on the Company's assessment of (i) its proportionate volumetric contribution to the waste material, (ii) whether responsibility is being disputed, (iii) the terms of any existing agreements, (iv) the solvency of other parties and (v) experience regarding similar matters. The Company is also involved in remedial response and voluntary environmental cleanup expenditures as to a number of other sites which are not the subject of any Superfund law proceeding or investigation by federal, state or local agencies. Included among these are the Company's voluntary remediation of an inactive cement kiln dust (CKD) disposal site in Ohio and investigation of several other inactive CKD disposal sites in Ohio and elsewhere around the country. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. The Company accrues a charge for an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable, whether or not claims have been asserted. All environmental accruals have been recorded without giving effect to any possible future recoveries from insurance or other third parties. It is often difficult to estimate the future impact of environmental matters and accruals are adjusted as further information develops or circumstances change.

         Accrued liabilities specifically related to environmental matters were, in the aggregate, $2.3 million, $3.4 million and $4.2 million at December 31, 1996, 1995 and 1994, respectively. Additional amounts related to closure, remediation and other environmental related liabilities were included in the charge accrued in conjunction with the 1994 loss on disposal of the discontinued environmental services operations. Cash expenditures often lag by a number of years the period in which an accrual is recorded. Based on the information developed to date, the Company has no reason to believe it will be required to spend significant sums in excess of the amounts reflected in the Company's reserves. Until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, however, the ultimate cost that might be incurred by the Company to resolve these environmental issues can not be assured.

         Additions to and expenditures charged against the Company's environmental accruals related to continuing operations during the past three years were as follows:

                                            YEARS ENDED DECEMBER 31,
                                                   (IN MILLIONS)
                                       ------------------------------------
                                          1996          1995         1994
                                       ---------     ---------     --------
     Beginning balance                 $    3.4      $    4.2      $   8.8
     Expense provisions                     0.3           1.7          2.9
     Expenditures                          (1.4)         (2.5)        (7.5)
                                       ---------     ---------     --------
     Ending balance                    $    2.3      $    3.4      $   4.2
                                       =========     =========     ========


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

         Claims for Indemnification - Prior to the sale of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto) in 1989 to Energy Development Corporation (EDC), Pelto entered into certain gas settlement agreements, including one with Tennessee Gas Pipeline Company (Tennessee
   Gas). The Minerals Management Service (MMS) of the Department of the Interior
   (DOI) has reviewed the 1988 agreement Pelto entered into with Tennessee Gas to determine whether a payment to Pelto thereunder is associated with federal or Indian leases and whether, in its view, any additional royalties may be due as a result of that payment. In October 1995, the MMS's Houston Compliance Division advised EDC that it had determined that a lump sum payment made by Tennessee Gas to Pelto was, for several alleged reasons, royalty bearing and, accordingly, it had made a preliminary determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. The Company has been notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to both the Tennessee Gas matter and an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas Pipe Line Corporation to Pelto. The Company disagrees with MMS' preliminary determinations; however, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

         Status of Antidumping Orders - In response to the surge of unfairly priced imports, groups of U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in subsequent years, against imports from certain other countries. Based upon affirmative final determinations of the International Trade Commission and the Department of Commerce (DOC), an antidumping order was imposed against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S., and (ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers.

         As a result of these orders, importers must tender antidumping duty cash deposits to the U.S. Customs Service with each entry of cement or clinker from Mexico or Japan equal to the customs value of the cement times the cash deposit rate applicable to the exporter. In the case of Japan, imports of cement and clinker have declined precipitously since the imposition of antidumping duty cash deposits. Imports from Mexico have continued. The dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC. In addition, legislation passed by the U.S. Congress in December 1994 requires the initiation of "sunset" reviews of the antidumping orders prior to January 2000 to determine whether these antidumping orders and the Venezuelan suspension agreement should terminate or remain in effect.

         A substantial reduction or elimination of the existing antidumping duties as a result of the World Trade Organization, North American Free Trade Agreement, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations. The Company, however, is of the opinion an influx of low-priced cement imports from countries not subject to antidumping orders is unlikely given the present circumstances in the U.S. market and the ownership profile of import terminals. U.S. imports of foreign cement once again increased in the mid-1990's as U.S. cement consumption began its recovery. The PCA has estimated that imports represented approximately 14% of U.S. consumption in 1996 as compared with approximately 16% in 1995 and 13% in 1994. During this recent period of strong demand, however, the prices of cement imports have risen. Unlike the imports during the 1980's, many of the current imports are playing a supplementary rather than a disruptive role.

         Other - The Company has certain other commitments and contingent liabilities incurred in the ordinary course of business including, among other things, being a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. These various commitments and contingent liabilities, in the judgment of management, will not result in losses which would materially affect its consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.


   NOTE 18 - CAPITAL STOCK:

         The authorized capital stock of Southdown comprises 40,000,000 shares of Common Stock, $1.25 par value (Common Stock), and 10,000,000 shares of Preferred Stock, $.05 par value (the Preferred Stock). Chemical Shareholder Services Group, Inc., a subsidiary of Chemical Banking Corporation, serves as the registrar and transfer agent for the Common Stock and the Series D Preferred Stock described below.

     COMMON STOCK

         At December 31, 1996, there were 21,948,366 shares of common stock issued and 21,766,166 shares of common stock outstanding and held of record by approximately 1,667 shareholders, and approximately 4.6 million shares were reserved for future issuance upon exercise of options granted under employee benefit plans or upon conversion of convertible securities. A dividend of $0.10 per share of common stock has been paid quarterly beginning in March 1996.

     WARRANTS TO PURCHASE COMMON STOCK

         In October 1991, the Company issued and sold an aggregate of 1,250,000 Warrants pursuant to the terms of a Warrant Agreement dated as of October 31, 1991. Each Warrant entitled the holder to purchase one share of common stock at a price of $16 per share, subject to adjustment in certain circumstances, until 5:00 p.m. New York City on October 31, 1996. 1,250,000 shares of common stock were purchased upon exercise of all the Warrants during 1996.

     COMMON STOCK REPURCHASE PROGRAM

         On November 22, 1996, the Board of Directors approved a common stock repurchase program under which the Company is authorized to repurchase up to
   1.5 million shares of the Company's outstanding common stock. As of December 31, 1996, approximately 182,000 shares of common stock had been purchased in open market transactions at a cost of $5.6 million.

     SHAREHOLDER RIGHTS PLAN

         On March 4, 1991, the Company declared a dividend of one right to purchase preferred stock (Right) for each outstanding share of the Company's common stock, to shareholders of record at the close of business on March 14, 1991. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a Unit) of Preferred Stock, Cumulative Junior Participating Series C, par value $.05 per share (the Series C Preferred Stock), at a purchase price of $60 per Unit, subject to adjustment (the Purchase Price). The description and terms of the Rights are set forth in a Rights Agreement dated as of March 4, 1991 (the Rights Agreement) between the Company and First City, Texas-Houston, N.A., as Rights Agent. Chemical Shareholders Services Group, Inc. now serves as Rights Agent.

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

         In the event a person becomes an Acquiring Person (except pursuant to certain Permitted Offers as defined in the Rights Agreement), each Right will then entitle the holder to receive, upon exercise of such Right, a number of shares of common stock (or, in certain circumstances, cash, property or other securities of the Company) having a Current Market Price (as defined in the Rights Agreement) equal to two times the exercise price of the Right. Notwithstanding the foregoing, all Rights that are, or under certain circumstances were, beneficially owned by any Acquiring Person (or by certain related parties) will be null and void. The Purchase Price payable, and the number of Units, or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time-to-time to prevent dilution.

         In the event that, at any time on or after the Stock Acquisition Date,
   (i) the Company is acquired in a merger or other business combination transaction (other than a specified type of merger that follows a Permitted Offer), or (ii) 50% or more of the Company's assets or earnings power is sold or transferred, each holder of a Right (except Rights that previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, a number of shares of common stock of the acquiring company (or in certain cases its controlling person) having a Current Market Price equal to two times the exercise price of the Right.

         At any time until ten days following a Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable, at the option of the Company, in cash, shares of common stock or such other consideration as the Board of Directors may determine. The provisions of the Rights and the Rights Agreement are intended to discourage, or may have the effect of discouraging, partial tender offers, front-end loaded two-tier tender offers and certain other types of coercive takeover tactics and inadequate takeover bids and to encourage persons seeking to acquire control of the Company first to negotiate with the Company. The Company believes that these provisions, which are similar to those of many other publicly held companies, on balance provide benefits to the Company's shareholders by enhancing the Company's potential ability to negotiate an improvement in terms with the proponent of any unfriendly or unsolicited proposal to take over or restructure the Company.

     PREFERRED STOCK

         The Board of Directors is authorized to designate series of preferred stock and fix the powers, preferences and rights of the shares of such series and the qualifications, limitations or restrictions thereon.

         Series A and B Preferred Stock - In 1987, the Company issued 1,999,998 shares of Preferred Stock, $.70 Cumulative Convertible Series A (Series A Preferred Stock). As of December 31, 1995, 1,994,000 shares of Series A Preferred Stock were issued and outstanding. Dividends paid on the Series A Preferred Stock amounted to approximately $1.0 million in 1996 and $1.4 million in both 1995 and 1994.

         In 1988, the Company issued 960,000 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B (Series B Preferred Stock). As of December 31, 1995, 914,360 shares of Series B Preferred Stock were issued and outstanding. Dividends accrued or paid on the Series B Preferred Stock amounted to approximately $1.7 million in 1996 and $3.4 million in both 1995 and 1994.

         In late 1996, the Company called for redemption of all of the shares of its Series A Preferred Stock and Series B Preferred Stock. One hundred percent of the Series A Preferred Stock was converted into 997,000 shares of common stock prior to the redemption date. All but 300 shares of the Series B Preferred Stock were converted into 2,285,000 shares of common stock prior to the redemption date. Had these conversions taken place at the beginning of 1996, primary earnings per share from continuing operations, primary extraordinary charge net of income taxes and primary net earnings per share would have been reduced by $0.31, $0.08 and $0.23, respectively, for the year.

         Series C Preferred Stock - In connection with the distribution of the Rights on March 14, 1991, the Board of Directors of the Company authorized 400,000 shares of Series C Preferred Stock, none of which are outstanding. The Series C Preferred Stock would be issued only upon the exercise of Rights and only if the Rights were exercised. The Rights are not exercisable as of the date hereof. See "Shareholder Rights Plan". If issued, the Series C Preferred Stock would be junior to the Series D Preferred Stock with respect to dividends and assets.

         Series D Preferred Stock - In 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock). With respect to dividends and assets, the Series D Preferred Stock will be senior to any Series C Preferred Stock that may be issued. Dividends paid or accrued on the Series D Preferred Stock were $5.0 million in both 1996 and 1995 and $4.6 million in 1994.

         The Series D Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative annual dividend of $2.875 per share, payable quarterly, and entitles the holders thereof, voting together as a single class with all other series or classes of preferred stock which are pari passu with the Series D Preferred Stock as to dividends and which specifically state that they shall vote with the Series D Preferred Stock in such a case (which does not include the Series C Preferred Stock, if any is issued), to elect two directors if dividends are in arrears for at least six quarterly dividend periods, (c) is initially convertible into 1.511 shares of common stock for each share of Series D Preferred Stock, subject to adjustment, (d) may be converted at the option of the Company, in whole but not in part, at any time on and after January 27, 1997 and until January 27, 2001, if for at least 20 trading days within a period of 30 consecutive trading days, the closing price of the common stock equals or exceeds 130% of the conversion price, into 1.511 shares of common stock, subject to adjustment, (e) is redeemable at the option of the Company at 100% of the stated value thereof plus accrued and unpaid dividends on and after January 27, 2001, and (f) is entitled to one vote per share, voting as a class with the common stock and any other capital stock of the Company entitled to vote, on all matters submitted to shareholders. In addition, the Series D Preferred Stock has certain class voting rights. The Company has reserved 2,606,475 shares of common stock for issuance upon conversion of the Series D Preferred Stock.


   NOTE 19 - STOCK OPTION AND INCENTIVE PLANS:

         Employee Stock Option Plans - As of December 31, 1996, there are two stock option plans for officers and certain key employees of the Company. Both the 1987 Stock Option Plan (1987 Plan) and the 1989 Stock Option Plan (1989 Plan) each had a total of up to 2,000,000 shares of the Company's common stock initially available for award. As of December 31, 1996, 1,993,622 options and 1,345,100 options for the 1987 Plan and the 1989 Plan, respectively, had been awarded. The Employee Compensation and Benefits Committee of the Board of Directors may determine to permit any option granted thereunder to be exercisable immediately upon the date of grant or at any time thereafter; provided, however, that no option granted thereunder may be exercised within the first six months after the date of grant except in the event of the death or disability of the optionee. Since August of 1994, however, options granted have typically carried a vesting schedule such that the options become exercisable over four annual installments at a rate of 25% at the end of each year of continued employment with the Company. Options granted are exercisable at the fair market value of the stock at the date of grant and expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1996 were 6,378 and 654,900 under the 1987 Plan and 1989 Plan, respectively.

         Non-Employee Directors' Plan - Under the 1991 Nonqualified Stock Option Plan for Non- Employee Directors (1991 Directors' Plan), options for a total of up to 150,000 shares of the Company's common stock were initially available for grant to directors of the Company who are not employed by the Company or any of the Company's subsidiaries. Newly elected non-employee directors are granted an initial option to acquire 10,000 shares of the Company's common stock at the time of their election to the Board of Directors. Subsequent options to acquire 5,000 shares of the Company's common stock were awarded to each non-employee director on the date of the annual meeting of shareholders at which the non-employee director was reelected to serve an additional three-year term. The 1991 Directors' Plan provided for options to vest immediately to the extent of 25% of the total options granted and an additional 25% on each of the first through the third anniversaries from the date of the grant.

         In November 1996, the Board amended, subject to approval by shareholders at the next Annual Meeting, the 1991 Directors' Plan to provide that: (i) all options which are outstanding and non-exercisable as of the date of the next Annual Meeting of the shareholders of the Company shall be exercisable six months after the date of such Annual Meeting, (ii) a subsequent option shall no longer be an option to purchase 5,000 shares of common stock which becomes exercisable over a three year period, but shall be an option to purchase 2,000 shares of common stock which shall be granted to each non-employee director on the date of each Annual Meeting of the shareholders of the Company commencing on the date of the next Annual Meeting, (iii) all options granted on or after the next Annual Meeting shall be exercisable six months after the date of the grant, and (iv) upon the termination of service as a director of the Board by a non-employee director who is eligible for benefits under the Southdown, Inc. Directors' Retirement Plan, any of such Director's options outstanding as of the date of such termination of service on the Board shall be exercisable for ten years from the date of grant of such options, and (v) an additional 250,000 shares of common stock be reserved for issuance pursuant to the terms of the 1991 Directors' Plan as amended. As of December 31, 1996, a total of 170,000 options had been awarded under the 1991 Directors' Plan. Options granted under the 1991 Directors' Plan are exercisable at the fair market value of the stock at the date of grant and expire not more than ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1996 under the 1991 Director's Plan were 230,000.

         Information with respect to the Company's stock option plans is as follows:


                                                                                               WEIGHTED
                                                                  VESTED         SHARES         AVERAGE
                                                                  OPTIONS         UNDER        EXERCISE
                                                                EXERCISABLE      OPTION          PRICE
                                                               ------------   ------------   ------------
         Balance, December 31, 1993                              1,188,622      1,406,022    $      17.25
                                                               ============                  ============
         Granted                                                                  280,000           26.25
         Exercised                                                               (545,129)          16.32
         Canceled                                                                 (37,200)          16.37
                                                                              ------------
         Balance, December 31, 1994                                743,993      1,103,693    $      19.03
                                                               ============                  ============
         Granted                                                                  182,800           20.27
         Exercised                                                                (43,000)          14.21
         Canceled                                                                 (26,000)          21.30
                                                                              ------------
         Balance, December 31, 1995                                846,293      1,217,493    $      19.34
                                                               ============                  ============
         Granted                                                                   354,900          23.46
         Exercised                                                               (420,705)          17.05
         Canceled                                                                 (19,400)          21.73
                                                                              ------------
         Balance, December 31, 1996                                 580,278      1,132,288   $      21.48
                                                               ============   ============   ============


         The following table summarizes information about stock options outstanding as of December 31, 1996:


                                              Options Outstanding                             Options Exercisable
------------------------- --------------------------------------------------------- ------------------------------------
                                                    Weighted-
                                                     Average           Weighted-                            Weighted-
     Range of Exercise            Number            Remaining           Average            Number            Average
           Prices              Outstanding         Contractual         Exercise         Exercisable          Exercise
                               at 12/31/96             Life              Price          at 12/31/96           Price
------------------------- -------------------  ----------------- ------------------ -----------------  -----------------
   $ 9.56 to 14.34                    131,746         5.74 years             $12.07           125,246             $12.13
    14.375 to 21.56                   425,742         6.55 years              19.27           233,632              18.29
    21.875 to 31.00                   574,800         7.22 years              25.13           221,400              27.31
------------------------- -------------------  ----------------- ------------------ -----------------  -----------------
   $ 9.56 to 31.00                  1,132,288                                $21.48           580,278             $20.40
========================= ===================  ================= ================== =================  =================


         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) encourages, but does not require companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and fully diluted earnings per share would have been reduced by $1.2 million or $0.05 per share, $717,000 or $0.03 per share and $639,000 or $0.04 per share in 1996, 1995 and 1994, respectively. The pro forma fair value of options at date of grant was estimated using the Black-Scholes model and the following assumptions:


                                                         1996              1995              1994
------------------------------------------------  ----------------  ---------------- -----------------
   Expected life (years)                                         5                 5                 5
   Interest rate (U.S. Treasury 5 year notes)                6.45%             6.14%             6.56%
   Volatility                                              31.077%           31.687%           31.879%
   Dividend yield                                            1.67%              0.0%              0.0%
------------------------------------------------  ----------------  ---------------- -----------------
   Weighted average fair value at grant date         $        6.54     $        6.28    $         6.65
================================================  ================  ================ =================


   NOTE 20 - DISCONTINUED ENVIRONMENTAL SERVICES SEGMENT:

         During the fourth quarter of 1994, the Company adopted a formal plan to exit the environmental services business and recorded a $21.6 million charge to earnings to reflect (i) the difference between the book value of the environmental services assets and the estimated proceeds from the disposal of those assets and (ii) the estimated losses to be incurred prior to the sale of the assets and other direct costs of exiting the business. During April 1995, the Company sold all the outstanding shares of stock of its remaining hazardous waste processing facilities for $11.8 million in cash and notes plus certain working capital items. The Company remains contingently liable for certain environmental remediation issues, known and unknown, under the indemnification provisions of the sales agreements. (See also Notes 14 and 17 of Notes to Consolidated Financial Statements.)

   INDEPENDENT AUDITORS' REPORT

   TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SOUTHDOWN, INC.

   Southdown, Inc.
   Houston, Texas


   We have audited the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1996 and 1995, and the related statements of consolidated earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southdown, Inc. and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




   DELOITTE & TOUCHE LLP

   Houston, Texas
   January 22, 1997

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

     3.       EXHIBITS


   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBIT
   -------                                ----------------------
     3.1     Restated Articles of Incorporation of the Company, as amended through March
             4, 1991 - incorporated by reference from Exhibit 4.1 to the Company's Current
             Report on Form 8-K dated December 21, 1993

     3.2     Articles of Amendment to the Restated Articles of Incorporation of the
             Company dated January 25, 1994 - incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993

    *3.3     Bylaws of the Company amended as of March 20, 1997

     4.1     Indenture dated as of March 19, 1996 between the Company and State Street
             Bank and Trust Company as Trustee as relating to the Company's 10% Senior
             Subordinated Notes due 2006, Series B - incorporated by reference from Exhibit
             4.1 to the Company's Registration Statement on Form S-4 (Registration No.
             333-02585) filed April 17, 1996

     4.2     Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report.  The Company agrees to furnish a copy of any such instrument to the Commission upon request

    *4.3     Rights Agreement dated as of March 4, 1991 between the Company and
             Chemical Shareholder Services Group, Inc. (formerly Texas Commerce Bank
             National Association) as Rights Agent

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

   +10.4     Special Severance Program dated May 18, 1989 - incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1993

   +10.5     Form of Supplemental Pension Agreement and amendment to Supplemental
             Pension Agreement - incorporated by reference from Exhibit 10.3 to the
             Company's Quarterly Report for the quarter ended June 30, 1993

   +10.6     Employment Agreements and form of Amendment to Employment
             Agreements between the Company and certain executive officers, as more specifically described below:


   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBIT
   -------                                ----------------------
                                                     Date of
                       Name of Officer               Employment Agreement
                       (a) Clarence C. Comer         June 1, 1988
                       (b) James L. Persky           June 1, 1988
                       (c) Dennis M. Thies           June 1, 1988
                       (d) J. Bruce Tompkins         November 1, 1989
                       (e) Eugene P. Martineau       March 23, 1992

             - incorporated by reference from Exhibit 10.4 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1993

   +10.7     Southdown, Inc. Pension Plan as adopted on May 19, 1994 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1994

   +10.8     Southdown, Inc. Retirement Savings Plan as amended and restated on July 1,
             1990 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1994

   +10.9     Southdown, Inc. Directors' Retirement Plan - incorporated by reference from
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

 *+10.10     First Amendment to the Southdown, Inc. Directors' Retirement Plan

 *+10.11     Southdown, Inc. 1991 Nonqualified Stock Option Plan for Non-employee
             Directors - as amended November 21, 1996

 *+10.12 Southdown, Inc. Phantom Stock and Deferred Compensation Plan for Non-employee Directors

 *+10.13     Southdown, Inc. Annual Incentive Plan dated April 11, 1996

   10.14     Third Amended and Restated Credit Agreement as of November 3, 1995 among the Company; Wells Fargo Bank, N.A.; Societe Generale, Southwest Agency;
             Credit Suisse; Caisse National De Credit Agricole; Banque Paribas; CIBC Inc.;
             The Bank of Nova Scotia; and The First National Bank of Boston - incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1995

   10.15     Letter Agreement dated February 29, 1996, amending the Third Amended and
             Restated Credit Agreement as of November 3, 1995, among the Company and the banks party thereto - incorporated by reference from Exhibit 99.2 to the
             Company's Registration Statement on Form S-4 (Registration No. 333-02585)
             filed April 17, 1996

   10.16     Agreement dated May 1, 1996 by and between Kosmos Cement Company and the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
             Allied Workers Division Lodge D595 - incorporated by reference from Exhibit
             99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1996


   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBIT
   -------                                ----------------------
   10.17     Agreement dated August 16, 1993, as amended November 16, 1995, by and between the Company and the United Paperworkers International Union -
             incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K  for the fiscal year ended December 31, 1995

   10.18     Agreement dated as of December 15, 1993 between Kosmos Cement Company and International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
             Allied Workers Division Lodge D-592 - incorporated by reference from Exhibit
             99.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1994

   10.19     Agreement dated March 1, 1994 by and between the Southwestern Portland
             Cement and the International Brotherhood of Boilermakers, Cement, Lime,
             Gypsum and Allied Workers Division, Local Lodge No. D357 - incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994

   10.20     Agreement dated July 31, 1994 by and between the Southwestern Portland
             Cement Company (Odessa Plant) and the United Cement, Lime, Gypsum and
             Allied Workers Division, Boilermakers International Union, A.F.L.-C.I.O.,
             Local No. D476 - incorporated by reference from Exhibit 10.22 to the
             Company's Annual Report on Form 10-K for the fiscal year ended December
             31, 1994

   10.21     Agreement dated April 2, 1994 by and between the Company and Teamster
             Local No. 420, 495, 692 and 986 C - incorporated by reference from Exhibit
             99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995

   10.22     Agreement dated March 1, 1995 by and between the Company and Cement,
             Lime and Gypsum Worker's Division Boilermaker's Union, Local Lodge No.
             D140 - incorporated by reference from Exhibit 99.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

   10.23     Agreement dated June 21, 1995 by and between the Company and the
             International Union of Operating Engineers, Local Union No. 9 -  incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-
             Q for the quarter ended September 30, 1995

     *11     Statement of computation of per share earnings

     *21     Significant Subsidiaries of Southdown, Inc. as of December 31, 1996

     *23     Consent of independent auditors

     *27     Financial Data Schedule

   --------------------
   * Filed herewith
   + Compensatory plan or management agreement.

     (b)     REPORTS ON FORM 8-K.


             No reports on Form 8-K were filed during the quarter ended December 31, 1996

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                 SOUTHDOWN, INC.
                                  (Registrant)

                                By  /s/ CLARENCE C. COMER
                                   -------------------------
                                    Clarence C. Comer
                                    President and Chief Executive Officer
   Date:  March 26, 1997

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                  SIGNATURES                      POSITIONS                                         DATE
                  ----------                      ---------                                         ----
               CLARENCE C. COMER                 President, Chief Executive Officer                 March 26, 1997
--------------------------------------------     and Director (Principal Executive
               Clarence C. Comer                 Officer)


                JAMES L. PERSKY                  Executive Vice President - Finance                 March 26, 1997
--------------------------------------------     and Administration (Principal
                James L. Persky                  Financial Officer)


                ALLAN KORSAKOV                   Corporate Controller (Principal                    March 26, 1997
--------------------------------------------
                Allan Korsakov                   Accounting Officer)

                 W. J. CONWAY                    Director                                           March 26, 1997
--------------------------------------------
                 W. J. Conway

              V. H. VAN HORN, III                Director                                           March 26, 1997
--------------------------------------------
              V. H. Van Horn, III

               K. L. HUGER, JR.                  Director                                           March 26, 1997
--------------------------------------------
               K. L. Huger, Jr.

               ROBERT G. POTTER                  Director                                           March 26, 1997
--------------------------------------------
               Robert G. Potter

                 FRANK J. RYAN                   Director                                           March 26, 1997
--------------------------------------------
                 Frank J. Ryan

                WHITSON SADLER                   Director                                           March 26, 1997
--------------------------------------------
                Whitson Sadler

               ROBERT J. SLATER                  Director                                           March 26, 1997
--------------------------------------------
               Robert J. Slater

             DAVID J. TIPPECONNIC                Director                                           March 26, 1997
--------------------------------------------
             David J. Tippeconnic

                RONALD N. TUTOR                  Director                                           March 26, 1997
--------------------------------------------
                Ronald N. Tutor

              STEVEN B. WOLITZER                 Director                                           March 26, 1997
--------------------------------------------
              Steven B. Wolitzer


                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBIT
   -------                                ----------------------
     3.1     Restated Articles of Incorporation of the Company, as amended through March
             4, 1991 - incorporated by reference from Exhibit 4.1 to the Company's Current
             Report on Form 8-K dated December 21, 1993

     3.2     Articles of Amendment to the Restated Articles of Incorporation of the
             Company dated January 25, 1994 - incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993

    *3.3     Bylaws of the Company amended as of March 20, 1997

     4.1     Indenture dated as of March 19, 1996 between the Company and State Street
             Bank and Trust Company as Trustee as relating to the Company's 10% Senior
             Subordinated Notes due 2006, Series B - incorporated by reference from Exhibit
             4.1 to the Company's Registration Statement on Form S-4 (Registration No.
             333-02585) filed April 17, 1996

     4.2     Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report.  The Company agrees to furnish a copy of any such instrument to the Commission upon request

    *4.3     Rights Agreement dated as of March 4, 1991 between the Company and
             Chemical Shareholder Services Group, Inc. (formerly Texas Commerce Bank
             National Association) as Rights Agent

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

   +10.4     Special Severance Program dated May 18, 1989 - incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1993

   +10.5     Form of Supplemental Pension Agreement and amendment to Supplemental
             Pension Agreement - incorporated by reference from Exhibit 10.3 to the
             Company's Quarterly Report for the quarter ended June 30, 1993

   +10.6     Employment Agreements and form of Amendment to Employment
             Agreements between the Company and certain executive officers, as more specifically described below:


   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBIT
   -------                                ----------------------
                                                     Date of
                       Name of Officer               Employment Agreement
                       (a) Clarence C. Comer         June 1, 1988
                       (b) James L. Persky           June 1, 1988
                       (c) Dennis M. Thies           June 1, 1988
                       (d) J. Bruce Tompkins         November 1, 1989
                       (e) Eugene P. Martineau       March 23, 1992

             - incorporated by reference from Exhibit 10.4 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1993

   +10.7     Southdown, Inc. Pension Plan as adopted on May 19, 1994 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1994

   +10.8     Southdown, Inc. Retirement Savings Plan as amended and restated on July 1,
             1990 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1994

   +10.9     Southdown, Inc. Directors' Retirement Plan - incorporated by reference from
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

 *+10.10     First Amendment to the Southdown, Inc. Directors' Retirement Plan

 *+10.11     Southdown, Inc. 1991 Nonqualified Stock Option Plan for Non-employee
             Directors - as amended November 21, 1996

 *+10.12 Southdown, Inc. Phantom Stock and Deferred Compensation Plan for Non-employee Directors

 *+10.13     Southdown, Inc. Annual Incentive Plan dated April 11, 1996

   10.14     Third Amended and Restated Credit Agreement as of November 3, 1995 among the Company; Wells Fargo Bank, N.A.; Societe Generale, Southwest Agency;
             Credit Suisse; Caisse National De Credit Agricole; Banque Paribas; CIBC Inc.;
             The Bank of Nova Scotia; and The First National Bank of Boston - incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1995

   10.15     Letter Agreement dated February 29, 1996, amending the Third Amended and
             Restated Credit Agreement as of November 3, 1995, among the Company and the banks party thereto - incorporated by reference from Exhibit 99.2 to the
             Company's Registration Statement on Form S-4 (Registration No. 333-02585)
             filed April 17, 1996

   10.16     Agreement dated May 1, 1996 by and between Kosmos Cement Company and the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
             Allied Workers Division Lodge D595 - incorporated by reference from Exhibit
             99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1996


   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBIT
   -------                                ----------------------
   10.17     Agreement dated August 16, 1993, as amended November 16, 1995, by and between the Company and the United Paperworkers International Union -
             incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K  for the fiscal year ended December 31, 1995

   10.18     Agreement dated as of December 15, 1993 between Kosmos Cement Company and International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
             Allied Workers Division Lodge D-592 - incorporated by reference from Exhibit
             99.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1994

   10.19     Agreement dated March 1, 1994 by and between the Southwestern Portland
             Cement and the International Brotherhood of Boilermakers, Cement, Lime,
             Gypsum and Allied Workers Division, Local Lodge No. D357 - incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994

   10.20     Agreement dated July 31, 1994 by and between the Southwestern Portland
             Cement Company (Odessa Plant) and the United Cement, Lime, Gypsum and
             Allied Workers Division, Boilermakers International Union, A.F.L.-C.I.O.,
             Local No. D476 - incorporated by reference from Exhibit 10.22 to the
             Company's Annual Report on Form 10-K for the fiscal year ended December
             31, 1994

   10.21     Agreement dated April 2, 1994 by and between the Company and Teamster
             Local No. 420, 495, 692 and 986 C - incorporated by reference from Exhibit
             99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995

   10.22     Agreement dated March 1, 1995 by and between the Company and Cement,
             Lime and Gypsum Worker's Division Boilermaker's Union, Local Lodge No.
             D140 - incorporated by reference from Exhibit 99.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

   10.23     Agreement dated June 21, 1995 by and between the Company and the
             International Union of Operating Engineers, Local Union No. 9 -  incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-
             Q for the quarter ended September 30, 1995

     *11     Statement of computation of per share earnings

     *21     Significant Subsidiaries of Southdown, Inc. as of December 31, 1996

     *23     Consent of independent auditors

     *27     Financial Data Schedule

   --------------------
   * Filed herewith
   + Compensatory plan or management agreement.