Form 10-Q
period 1997-03-31
SOUTHDOWN INC
filed 1997-05-07
CIK 313058

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________


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

          At April 30, 1997 there were 21.3 million common shares outstanding.



================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                         PAGE
                                                                          NO.
PART I. FINANCIAL INFORMATION                                           ------
Item 1. Financial Statements (unaudited)

            Consolidated Balance Sheet
              March 31, 1997 and December 31, 1996                         1

            Statement of Consolidated Earnings
              Three months ended March 31, 1997 and 1996                   2

            Statement of Consolidated Cash Flows
              Three months ended March 31, 1997 and 1996                   3

            Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
                Three months ended March 31, 1997 and 1996                 4

            Statement of Shareholders' Equity
              Three months ended March 31, 1997                            4

            Notes to Consolidated Financial Statements                     5

            Independent Accountants' Review Report                         8

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             15

Item 6.     Exhibits and Reports on Form 8-K                              16

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                                         (IN MILLIONS)
                                                                            ---------------------------------------
                                                                               MARCH 31,             DECEMBER 31,
                                                                                 1997                    1996
                                                                            ---------------         ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $           22.4        $           45.4
    Short-term investments                                                               8.9                    11.8
    Accounts and notes receivable, less allowance for doubtful
         accounts of $5.4 and $7.4                                                      81.5                    77.3
    Inventories (Note 2)                                                                73.9                    62.4
    Prepaid expenses and other                                                          10.1                    13.1
                                                                            ---------------         ---------------
         Total current assets                                                          196.8                   210.0
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $362.9 and $354.2                                    587.1                   588.8
Goodwill                                                                                74.7                    75.4
Other long-term assets                                                                  57.7                    57.8
                                                                            ---------------         ---------------
                                                                            $          916.3        $          932.0
                                                                            ===============         ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                    $           15.9        $            1.2
    Accounts payable and accrued liabilities                                            79.5                    89.0
                                                                            ---------------         ---------------
         Total current liabilities                                                      95.4                    90.2
Long-term debt                                                                         148.8                   164.4
Deferred income taxes                                                                  121.1                   120.3
Minority interest in consolidated joint venture                                         27.9                    28.0
Long-term portion of postretirement benefit obligation                                  70.5                    71.7
Other long-term liabilities and deferred credits                                        17.4                    18.1
                                                                            ---------------         ---------------
                                                                                       481.1                   492.7
                                                                            ---------------         ---------------
Shareholders' equity:
    Preferred stock (Note 3)                                                            86.2                    86.3
    Common stock, $1.25 par value                                                       27.5                    27.4
    Capital in excess of par value                                                     213.3                   213.3
    Reinvested earnings                                                                127.5                   117.9
    Treasury stock, at cost                                                            (19.3)                   (5.6)
                                                                            ---------------         ---------------
                                                                                       435.2                   439.3
                                                                            ---------------         ---------------
                                                                            $          916.3        $          932.0
                                                                            ===============         ===============



                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                       ---------------------------------------
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                       ---------------------------------------
                                                                            1997                    1996
                                                                       ---------------         ---------------

Revenues                                                               $          151.4        $          127.4
                                                                       ---------------         ---------------

Costs and expenses:
    Operating                                                                     104.0                    91.9
    Depreciation, depletion and amortization                                       11.6                    10.1
    Selling and marketing                                                           4.1                     3.9
    General and administrative                                                      8.7                     8.5
    Other income, net                                                              (1.6)                   (0.2)
                                                                       ---------------         ---------------
                                                                                  126.8                   114.2
Minority interest in earnings of consolidated joint venture                         0.5                     0.3
                                                                       ---------------         ---------------
                                                                                  127.3                   114.5
                                                                       ---------------         ---------------

Earnings before interest, income taxes and extraordinary charge                    24.1                    12.9
Interest, net of amounts capitalized                                               (3.2)                   (6.0)
                                                                       ---------------         ---------------
Earnings before income taxes and extraordinary charge                              20.9                     6.9
Income tax expense                                                                 (7.3)                   (2.1)
                                                                       ---------------         ---------------
Earnings before extraordinary charge                                               13.6                     4.8
Extraordinary charge, net of income taxes                                            -                    (11.4)
                                                                       ---------------         ---------------
Net earnings (loss)                                                    $           13.6        $           (6.6)
                                                                       ===============         ===============

Dividends on preferred stock (Note 3)                                  $           (1.2)       $           (2.4)
                                                                       ===============         ===============

Earnings (loss) per common share:
    Primary
         Earnings before extraordinary charge                          $            0.56       $            0.14
         Extraordinary charge, net of income taxes                                   -                     (0.66)
                                                                       ---------------         ---------------
                                                                       $            0.56       $           (0.52)
                                                                       ===============         ===============
    Fully diluted
         Earnings before extraordinary charge                          $            0.55       $            0.14
         Extraordinary charge, net of income taxes                                   -                     (0.66)
                                                                       ---------------         ---------------
                                                                       $            0.55       $           (0.52)
                                                                       ===============         ===============
Average shares outstanding:
    Primary                                                                        21.9                    17.3
                                                                       ===============         ===============
    Fully diluted                                                                  24.5                    17.3
                                                                       ===============         ===============




                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                                     (IN MILLIONS)
                                                                       ------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                       ------------------------------------------
                                                                            1997                       1996
                                                                       ---------------            ---------------

Operating activities:
    Earnings before extraordinary charge                               $           13.6           $            4.8
    Adjustments to reconcile earnings before extraordinary charge to cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                                  11.6                       10.1
         Deferred income tax expense                                                1.7                        0.4
         Amortization of debt issuance costs                                        0.2                        0.7
         Changes in operating assets and liabilities                              (21.1)                     (14.3)
    Net cash used in discontinued operations                                       (0.2)                      (0.5)
                                                                       ---------------            ---------------
Net cash provided by operating activities                                           5.8                        1.2
                                                                       ---------------            ---------------

Investing activities:
    Additions to property, plant and equipment                                    (13.5)                      (9.6)
    Sale of short-term investments                                                  2.9                         -
    Proceeds from asset sales                                                       0.8                        0.5
    Other                                                                          (0.5)                      (0.2)
                                                                       ---------------            ---------------
Net cash used in investing activities                                             (10.3)                      (9.3)
                                                                       ---------------            ---------------

Financing activities:
    Additions to long-term debt                                                      -                       150.7
    Reductions in long-term debt                                                   (0.9)                    (120.3)
    Purchase of treasury stock                                                    (13.7)                        -
    Dividends                                                                      (3.4)                      (5.0)
    Distributions to minority interest                                             (0.5)                      (1.5)
    Premium on early extinguishment of debt                                          -                       (11.6)
    Securities issuance costs                                                        -                        (3.8)
                                                                       ---------------            ---------------
Net cash provided by (used in) financing activities                               (18.5)                       8.5
                                                                       ---------------            ---------------

Net increase (decrease) in cash and cash equivalents                              (23.0)                       0.4
Cash and cash equivalents at beginning of period                                   45.4                        7.7
                                                                       ---------------            ---------------

Cash and cash equivalents at end of period                             $           22.4           $            8.1
                                                                       ===============            ===============


    Cash payments for income taxes totaled $200,000 and $100,000 in the first quarters of 1997 and 1996, respectively. Interest paid, net of amounts capitalized, was $6.2 million and $8.1 million in 1997 and 1996, respectively.




                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF SELECTED CONSOLIDATED SEGMENT DATA

                                   (UNAUDITED)


                                                                                     (IN MILLIONS)
                                                                       -----------------------------------------
                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                       -----------------------------------------
                                                                            1997                      1996
                                                                       ---------------           ---------------

Contributions to revenues:
    Cement                                                             $          103.9          $           82.6
    Concrete products                                                              60.1                      55.8
    Intersegment sales                                                            (12.6)                    (11.0)
                                                                       ---------------           ---------------
                                                                       $          151.4          $          127.4
                                                                       ===============           ===============
Contributions  to  earnings  before  interest,  income  taxes and extraordinary charge:
    Operating profit
       Cement                                                          $           27.0          $           17.1
       Concrete products                                                            2.5                       1.9
                                                                       ---------------           ---------------
                                                                                   29.5                      19.0
    Corporate overhead                                                             (5.4)                     (6.1)
                                                                       ---------------           ---------------
                                                                       $           24.1          $           12.9
                                                                       ===============           ===============






                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                               (IN MILLIONS)
                                    -------------------------------------------------------------------------------

                                      PREFERRED STOCK        COMMON STOCK          CAPITAL
                                    -------------------   -------------------   IN EXCESS OF  REINVESTED   TREASURY
                                     SHARES     AMOUNT     SHARES     AMOUNT     PAR VALUE     EARNINGS     STOCK
                                    --------   ---------   -------   ---------   ----------   ----------  ----------

BALANCE AT DECEMBER 31, 1996              1.7 $     86.3      21.9  $     27.4    $   213.3    $   117.9   $    (5.6)
NET EARNINGS                               -          -         -           -            -          13.6          -
DIVIDENDS ON PREFERRED STOCK
    (NOTE 3)                               -          -         -           -            -          (1.2)         -

DIVIDENDS PAID ON COMMON
     STOCK                                 -          -         -           -            -          (2.2))        -
PURCHASE OF TREASURY STOCK                 -          -         -           -            -            -        (13.7)
OTHER                                      -        (0.1)      0.1         0.1           -          (0.6)         -
                                    --------  ---------   -------   ---------    ----------    ----------   ----------
BALANCE AT MARCH 31, 1997                 1.7 $     86.2      22.0  $     27.5    $   213.3    $   127.5   $   (19.3)
                                    ========  =========   =======   =========    ==========    ==========  ==========


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

         The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at March 31, 1997 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1996 is derived from the December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

         In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended March 31, 1997 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year have been reclassified for purposes of comparison.

NOTE 2 - INVENTORIES:


                                                 (UNAUDITED IN MILLIONS)
                                          --------------------------------------
                                             MARCH 31,            DECEMBER 31,
                                               1997                   1996
                                          ---------------        ---------------
     Finished goods                       $        21.2          $        16.9
     Work in progress                              15.9                    9.6
     Raw materials                                  6.0                    6.8
     Supplies                                      30.8                   29.1
                                          ---------------        ---------------
                                          $        73.9          $        62.4
                                          ===============        ===============


         Inventories stated on the LIFO method were $35.9 million of total inventories at March 31, 1997 and $26.1 million of total inventories at December 31, 1996 compared with current costs of $44.5 million and $34.7 million, respectively.

NOTE 3 - CAPITAL STOCK:

     COMMON STOCK

         At March 31, 1997, a total of approximately 21,990,000 shares of common stock were issued and 21,390,000 shares of common stock were outstanding, respectively. On November 22, 1996, the Board of Directors approved a common stock repurchase program under which the Company is authorized to repurchase up to 1.5 million shares of the Company's outstanding common stock. As of March 31, 1997, approximately 600,000 shares of common stock had been purchased in open market transactions at a cost of $19.3 million.

     PREFERRED STOCK REDEEMABLE AT ISSUER'S OPTION

         Series D Preferred Stock - The Company had approximately 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) outstanding at March 31, 1997, December 31, 1996, and March 31, 1996. The Series D Preferred Stock (a) has a stated value and liquidation preference of $50 per share, plus accrued and unpaid dividends, (b) carries a cumulative annual dividend of $2.875 per share, payable quarterly, (c) is convertible into 1.511 shares of common stock for each share of Series D Preferred Stock, subject to adjustment, (d) may be converted at the option of the Company, in whole but not in part, at any time on and after January 27, 1997 and until January 27, 2001, if for at least 20 trading days within a period of 30 consecutive trading days, the closing price of the common stock equals or exceeds $43.02 per share and (e) is redeemable at the option of the Company at $50 per share plus accrued and unpaid dividends on and after January 27, 2001. Dividends paid on the Series D Preferred Stock were approximately $1.2 million during the three month periods ended March 31, 1997 and 1996.

NOTE 4 - CONTINGENCIES:

         The Company has certain commitments and contingent liabilities incurred in the ordinary course of business including, among other things, being a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. These various commitments and contingent liabilities, in the judgment of management, will not result in losses which would materially affect the Company's consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

         See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for discussion of certain contingencies.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS No. 128) in February 1997. SFAS No. 128, which is effective for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB No. 15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Proforma basic and diluted EPS for the three months ended March 31, 1997 and 1996, assuming that SFAS No. 128 was effective as of the beginning of the year, are presented below.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  -----------------------------
                                                                       1997             1996
                                                                  --------------    -----------

         Earnings (loss) per common share:
         Basic
              Earnings before extraordinary charge                $       0.58      $    0.14
              Extraordinary charge, net of income taxes                   -             (0.66)
                                                                  --------------    ----------
                                                                  $       0.58      $   (0.52)
                                                                  ==============    ==========
         Diluted
              Earnings before extraordinary charge                $       0.55      $    0.13
              Extraordinary charge, net of income taxes                   -             (0.63)
                                                                  --------------    ----------
                                                                  $       0.55      $   (0.50)
                                                                  ==============    ==========


NOTE 6 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS


         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of March 31, 1997, and the related consolidated statements of earnings and cash flows for the three months ended March 31, 1997 and 1996 and the consolidated statement of shareholders' equity for the three months ended March 31, 1997. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP
Houston, Texas
April 24, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 18 through 29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

     CONSOLIDATED FIRST QUARTER EARNINGS

         Earnings before interest, income taxes and extraordinary charge for the first quarter of 1997 were up 87% compared with the prior year quarter. Net earnings for the first quarter of 1997 were $13.6 million, $0.55 per share on fully diluted basis. The net loss for the prior year quarter was $6.6 million, $0.52 per share, including an extraordinary charge of $11.4 million, $0.66 per share, reflecting prepayment premium and other costs incurred in the early retirement of $120.2 million of 14% senior subordinated notes.

         Consolidated revenues in the first quarter of 1997 increased 19% over the same period of the prior year primarily because of improved sales volumes and sales prices in both the Cement and Concrete Products segments. First quarter 1997 earnings before interest, income taxes and extraordinary charge improved $11.2 million over the same quarter of the prior year reflecting a $9.9 million improvement in the Cement segment as well as a smaller improvement in Concrete Products operating results and lower Corporate overhead expenses.

         First quarter interest expense for 1997 declined compared with the prior year quarter, reflecting the refinancing of 14% senior subordinated notes with 10% senior subordinated notes in March 1996 and no borrowings under the Company's revolving credit facility in the 1997 period. The effective income tax rate in 1997 increased over the prior year quarter primarily because of the lessened impact of permanent differences on a higher level of earnings.

SEGMENT OPERATING EARNINGS

     CEMENT

         Operating earnings of the Cement segment for the three month period ended March 31, 1997 were up 58% compared with the prior year quarter. The improvement was attributable to sales volumes that were 19% higher and a weighted average $3.77 per ton improvement in cement sales prices over the comparable period in the prior year. Higher first quarter sales volumes were reflected at all eight cement plants in 1997. Cement sales volumes were favorably impacted by strong demand, including an improvement in California, and mild winter weather in most of the Company's market areas. Management believes the Cement segment will achieve a 3-5% increase in cement sales volumes for the full year 1997 compared with 1996. The improvement in sales prices reflected price increases implemented during the previous months at several locations. These strong market conditions and favorable weather, combined with the improved manufacturing performance in 1997 compared with the prior year period, resulted in record first quarter results for the Cement segment.

         Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                --------------------------
                                                                                   1997           1996
                                                                                ----------     -----------

         Tons of cement sold (thousands)                                            1,450           1,219
                                                                                ==========     ==========

         Weighted average per ton data:
            Sales price (net of freight)                                        $   64.19      $    60.42
            Cost of sales (1)                                                       45.86           46.20
                                                                                ----------     ----------

         Margin                                                                 $   18.33      $    14.22
                                                                                ==========     ==========
         --------------
         (1)   Includes  fixed  and  variable   manufacturing   costs,  cost  of
               purchased   cement,   selling   expenses,   plant   general   and
               administrative  costs,  other plant  overhead  and  miscellaneous costs.


     CONCRETE PRODUCTS

         Operating earnings for the Concrete Products segment increased 32% over the prior year quarter, primarily because of higher earnings from the California aggregate operations. In Florida, operating earnings were flat primarily because lower earnings from the block and fly ash operations offset improved results from ready-mixed concrete. A 2% improvement in ready-mixed concrete sales prices resulted in improved Florida ready-mixed concrete earnings. Operating results from the California Concrete Products operations improved over the prior year quarter because of higher aggregate earnings. Despite an 18% increase in ready-mixed concrete sales volumes and a 2% improvement in ready-mixed concrete sales prices, operating results from the ready-mixed concrete operation in California were flat primarily because of higher raw material costs incurred on certain large projects.

                  Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                --------------------------
                                                                                  1997              1996
                                                                                --------         ---------

         Yards of ready-mixed concrete
            sold (thousands)                                                        904               858
                                                                                ========         ========

         Weighted average per cubic yard data:
               Sales price                                                      $ 53.91          $  52.72
               Operating costs (1)                                                52.87             51.83
                                                                                --------         --------

         Margins (2)                                                              $  1.04          $   0.89
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

         The segment's operating results also include block, resale and fly ash operations in Florida and aggregate operations in southern California which combined totaled $1.6 million of operating earnings in the 1997 period compared with $1.4 million in the 1996 period.

     CORPORATE

         Corporate overhead expenses for the first quarter of 1997 decreased primarily because income from the short-term investment of excess cash balances benefitted first quarter 1997 results compared with the prior year period. Included in corporate overhead for the first quarter of 1997 is interest income of $662,000 compared with interest income of $229,000 in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Beginning cash balances as well as internally generated cash flow during the first three months of 1997 were sufficient to (i) fund the investment of approximately $13.5 million in property, plant and equipment, (ii) repurchase $13.7 million in common stock of the Company, (iii) fund working capital requirements and (iv) pay $3.4 million of dividends on capital stock. In March 1996, the Company realized approximately $122 million in net proceeds from the issuance of $125 million of 10% senior subordinated notes. The net proceeds combined with borrowings under the Company's revolving credit facility were utilized to repurchase $120.2 million of 14% senior subordinated notes and to pay the related prepayment premium and other costs. Other borrowings under the Company's revolving credit facility during the first quarter of 1996 were utilized to invest approximately $9.6 million in property, plant and equipment and pay dividends on capital stock.

         The Company's revolving credit facility totals $200 million and matures in October 2000. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company are pledged to secure this facility. At March 31, 1997, there were no borrowings and $51.4 million of letters of credit were outstanding under the revolving credit facility, leaving $148.6 million of unused capacity.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1996 and March 31, 1997 reflected the utilization of cash, short-term investments and internally generated cash flow during the quarter to fund capital expenditures, repurchases of common stock, working capital requirements and capital stock dividends. Accounts and notes receivables increased primarily because of the strong sales activity occurring in March 1997 relative to lower
December 1996 sales. The increase in inventories as a result of improved manufacturing performance relative to sales volume reflected the typical build-up in cement inventories during the first quarter of the year. Current maturities of long-term debt increased because of the reclassification of certain industrial development and pollution control bonds that become due in the first quarter of 1998. Accounts payable and accrued liabilities decreased because of the timing of payments on normal trade and other obligations.

     KNOWN EVENTS, TRENDS AND UNCERTAINTIES

         Environmental Matters - The Company is subject to a wide range of federal, state and local laws, regulations and ordinances pertaining to the protection of the environment. These laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials and create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances which may, as a result, require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

         Amendments to the Clean Air Act in 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments may result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. As mandated by the Clean Air Act, beginning in late 1995, the Company commenced submitting permit applications and paying annual permit fees for its cement manufacturing plants. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors.

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Cement kiln dust
(CKD) is a by-product of the cement manufacturing process. Most manufacturing plants in the industry have typically disposed of CKD in and around their respective plant sites since the inception of cement manufacturing operations. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The regulatory status of CKD is governed by the so-called Bevill amendment, enacted as part of the Solid Waste Disposal Act Amendments of 1980. Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, was excluded from regulation as hazardous waste under the Resource Conservation and Recovery Act
(RCRA), Subtitle C, pending completion of a study and recommendations to Congress by the U.S. EPA. Although the U.S. EPA in a 1995 decision determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards. This rulemaking is not expected to identify CKD as a RCRA hazardous waste and the Bevill amendment exemption will remain in effect for CKD until issuance of the new CKD management standards. It is estimated that the proposed new standards for CKD will be published in late 1997. A change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

         Several of the Company's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. Included among these environmental matters are being named a potentially responsible party with regard to Superfund sites, primarily at locations to which the Company is alleged to have shipped materials for disposal. The Company has also voluntarily undertaken the remediation of an inactive CKD site in Ohio and investigation of several other inactive CKD disposal sites in Ohio and elsewhere around the country. While some of these matters have been settled, others are in their preliminary stages and final results may not be determined for years. Based on the information developed to date, the Company has no reason to believe it will be required to spend significant sums in excess of the amounts reflected in the Company's reserves. However, until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost that might be incurred by the Company to resolve these environmental matters.

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

         A substantial reduction or elimination of the existing antidumping duties as a result of the World Trade Organization, North American Free Trade Agreement, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations. The Company, however, is of the opinion an influx of low-priced cement imports from countries not subject to antidumping orders is unlikely given the present circumstances in the U.S. market and the ownership profile of import terminals. U.S. imports of foreign cement once again increased in the mid-1990's as U.S. cement consumption began its recovery. The Portland Cement Association, the industry's primary trade organization, has estimated that imports represented approximately 14% of U.S. consumption in 1996 as compared with approximately 16% in 1995 and 13% in 1994. During this recent period of strong demand, however, the prices of cement imports have risen. Unlike the imports during the 1980's, many of the current imports are playing a supplementary rather than a disruptive role.

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

         In a case in which the Company is not involved, a three judge panel of the U.S. Circuit Court of Appeals ruled 2-1 on August 27, 1996 that the DOI impermissibly departed from established agency practices in attempting to collect royalties on a settlement payment and that gas producers cannot be required to pay royalties on payments in settlement of take-or-pay contracts and related contract claims. Rehearing of the Circuit Court of Appeals' decision has been denied and no appeal was taken to the U.S. Supreme Court. The Circuit Court of Appeals' decision, therefore, has become final.

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

         Disclosure  Regarding  Forward Looking  Statements - Part I, Item 2 and
Part II, Item 1 of this document include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates and projections about the general economy and the Company's line of business. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Future performance involves certain assumptions, risks and uncertainties and is not guaranteed. Important factors that could cause actual results to differ materially from the Company's expectations, including, among others, foreign and domestic price competition, cost effectiveness, changes in environmental regulation and general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry, are disclosed in conjunction with the forward looking statements included herein (Cautionary Disclosures). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including, among others, personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not materially exceed the amounts accrued on the Company's books as of March 31, 1997 and will have no material adverse effect on the consolidated financial statements of the Company.

(a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

(b) The Company owns two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation (USX). In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc.
     (GEC) v. Southdown, Inc., Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from the larger of these two sites (USX Site) and is seeking injunctive relief, unspecified civil penalties and attorney's fees, including expert witness fees (GEC
     Case). In December 1994, GEC agreed to a separate out-of-court settlement which included a cash payment by the Company to GEC and a covenant by the Company not to store, burn or dispose of hazardous wastes at the Ohio cement plant. As a result of the settlement, the GEC Case was stayed pending the completion of a Phase II investigation in the USX Case, as discussed below.

     In september 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX Case). In late September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX jointly funded the initial project of a phased approach to investigating and remediating the problems at the USX Site and have since completed a Phase II investigation of remedial options. As a result, on March 3, 1997, the Court issued a stay of the USX Case until, at least May 12, 1997 at which time a status conference with the Court has been scheduled to discuss the status of settlement and setting a trial date, if necessary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

          11  Statement of Computation of Per Share Earnings

          15 Independent Accountants' Letter re Unaudited Interim Financial Information

          27  Financial Data Schedule

(b)      Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SOUTHDOWN, INC.
                                                      (Registrant)


Date:    May 6, 1997                   By:         JAMES L. PERSKY
                                            ------------------------------
                                                   James L. Persky
                                              Executive Vice President-
                                              Finance & Administration
                                            (Principal Financial Officer)



Date:    May 6, 1997                   By:          ALLAN KORSAKOV
                                            ----------------------------
                                                    Allan Korsakov
                                                 Corporate Controller
                                              (Principal Accounting Officer)