Form 10-Q
period 1997-06-30
SOUTHDOWN INC
filed 1997-08-13
CIK 313058

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________


                          Commission File Number 1-6117


                                 SOUTHDOWN, INC.
             (Exact name of registrant as specified in its charter)


        Louisiana                                            72-0296500
 (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

      1200 Smith Street
         Suite 2400
       Houston, Texas                                          77002
 (Address of principal                                      (Zip Code)
   executive offices)

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

          At July 31, 1997 there were 22.1 million common shares outstanding.


================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                         Page
                                                                          No.
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              June 30, 1997 and December 31, 1996                           1

            Statement of Consolidated Earnings
              Three and Six months ended June 30, 1997 and 1996             2

            Statement of Consolidated Cash Flows
              Six months ended June 30, 1997 and 1996                       3

            Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
              Three and Six months ended June 30, 1997 and 1996             4

            Statement of Shareholders' Equity
              Six months ended June 30, 1997                                4

            Notes to Consolidated Financial Statements                      5

            Independent Accountants' Review Report                          9

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              17

Item 6.     Exhibits and Reports on Form 8-K                               19

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                     Southdown, Inc. and Subsidiary Companies

                                            Consolidated Balance Sheet

                                                    (Unaudited)


                                                                                    (in millions)
                                                                       ----------------------------------------
                                                                          June 30,                December 31,
                                                                            1997                      1996
                                                                       ---------------           --------------

ASSETS
Current assets:
    Cash and cash equivalents                                          $           41.3          $          45.4
    Short-term investments                                                          1.1                     11.8
    Accounts and notes receivable, less allowance for doubtful
         accounts of $4.2 and $7.4                                                 86.6                     77.3
    Inventories (Note 2)                                                           71.4                     62.4
    Prepaid expenses and other                                                      7.6                     13.1
                                                                       ---------------           --------------
         Total current assets                                                     208.0                    210.0
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $369.7 and $354.2                               598.6                    588.8
Goodwill                                                                           74.0                     75.4
Other long-term assets                                                             52.9                     57.8
                                                                       ---------------           --------------
                                                                       $          933.5          $         932.0
                                                                       ===============           ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                               $           16.9          $           1.2
    Accounts payable and accrued liabilities                                       82.5                     89.0
                                                                       ---------------           --------------
         Total current liabilities                                                 99.4                     90.2
Long-term debt (Note 3)                                                           147.7                    164.4
Deferred income taxes                                                             124.1                    120.3
Minority interest in consolidated joint venture                                    28.5                     28.0
Long-term portion of postretirement benefit obligation                             69.4                     71.7
Other long-term liabilities and deferred credits                                   16.8                     18.1
                                                                       ---------------           --------------
                                                                                  485.9                    492.7
                                                                       ---------------           --------------
Shareholders' equity:
    Preferred stock (Note 4)                                                       86.2                     86.3
    Common stock, $1.25 par value                                                  27.6                     27.4
    Capital in excess of par value                                                213.3                    213.3
    Reinvested earnings                                                           146.8                    117.9
    Treasury stock, at cost                                                       (26.3)                    (5.6))
                                                                       ---------------           --------------
                                                                                  447.6                    439.3
                                                                       ---------------           --------------
                                                                       $          933.5          $         932.0
                                                                       ===============           ==============




                                     Southdown, Inc. and Subsidiary Companies

                                        Statement of Consolidated Earnings

                                                    (Unaudited)


                                                                        (in millions, except per share data)
                                                             ----------------------------------------------------------
                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                             ----------------------------   ---------------------------
                                                                 1997            1996           1997           1996
                                                             ------------    ------------   ------------   ------------

Revenues                                                     $       187.2   $       178.2  $       338.6  $       305.6
                                                             ------------    ------------   ------------   ------------

Costs and expenses:
    Operating                                                        119.2           118.6          223.2          210.5
    Depreciation, depletion and amortization                          11.7            10.1           23.3           20.2
    Selling and marketing                                              4.2             4.0            8.3            7.9
    General and administrative                                         9.8             9.9           18.5           18.4
    Other income, net                                                 (1.8)           (0.2)          (3.4)          (0.4)
                                                             ------------    ------------   ------------   ------------
                                                                     143.1           142.4          269.9          256.6
Minority interest in earnings of consolidated joint venture            2.0             1.7            2.5            2.0
                                                             ------------    ------------   ------------   ------------
                                                                     145.1           144.1          272.4          258.6
                                                             ------------    ------------   ------------   ------------

Earnings before interest, income taxes
   and extraordinary charge                                           42.1            34.1           66.2           47.0
Interest, net of amounts capitalized                                  (2.9)           (5.2)          (6.1)         (11.2)
                                                             ------------    ------------   ------------   ------------
Earnings before income taxes and extraordinary charge                 39.2            28.9           60.1           35.8
Income tax expense                                                   (14.0)          (10.0)         (21.3)         (12.1)
                                                             ------------    ------------   ------------   ------------
Earnings before extraordinary charge                                  25.2            18.9           38.8           23.7
Extraordinary charge, net of income taxes                               -               -              -           (11.4)
                                                             ------------    ------------   ------------   ------------
Net earnings                                                 $        25.2   $        18.9  $        38.8  $        12.3
                                                             ============    ============   ============   ============

Dividends on preferred stock (Note 4)                        $         1.3   $         2.5  $         2.5  $         4.9
                                                             ============    ============   ============   ============

Earnings (loss) per common share:
Primary
    Earnings before extraordinary charge                     $        1.10   $        0.92  $        1.66  $        1.05
    Extraordinary charge, net of income taxes                           -               -              -           (0.63)
                                                             ------------    ------------   ------------   ------------
                                                             $        1.10   $        0.92  $        1.66  $        0.42
                                                             ============    ============   ============   ============

Fully diluted
    Earnings before extraordinary charge                     $        1.04   $        0.79  $        1.59  $        1.05
    Extraordinary charge, net of income taxes                           -               -              -           (0.63)
                                                             ------------    ------------   ------------   ------------
                                                             $        1.04   $        0.79  $        1.59  $        0.42
                                                             ============    ============   ============   ============

Average shares outstanding:
    Primary                                                           21.7            17.9           21.8           17.8
                                                             ============    ============   ============   ============
    Fully diluted                                                     24.3            23.9           24.4           17.9
                                                             ============    ============   ============   ============




                    Southdown, Inc. and Subsidiary Companies

                      Statement of Consolidated Cash Flows

                                   (Unaudited)


                                                                                                 (in millions)
                                                                                     -------------------------------------
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                     -------------------------------------
                                                                                         1997                    1996
                                                                                     -------------          --------------

Operating activities:
    Earnings before extraordinary charge                                             $         38.8         $          23.7
    Adjustments to reconcile earnings before extraordinary charge to net cash provided by (used in) operating activities:
             Depreciation, depletion and amortization                                          23.3                    20.2
             Deferred income tax expense                                                        5.1                     2.5
             Amortization of debt issuance costs                                                0.4                     1.4
             Changes in operating assets and liabilities                                      (15.0)                  (16.0)
             Other adjustments                                                                  2.2                     2.5
    Net cash used in discontinued operations                                                   (0.6)                   (0.7)
                                                                                     -------------          --------------
Net cash provided by operating activities                                                      54.2                    33.6
                                                                                     -------------          --------------

Investing activities:
    Additions to property, plant and equipment                                                (37.1)                  (17.7)
    Purchase of short-term investments                                                         (1.1)                     -
    Maturities of short-term investments                                                       11.8                      -
    Proceeds from asset sales                                                                   1.7                     0.9
    Other                                                                                      (3.1)                   (0.4)
                                                                                     -------------          --------------
Net cash used in investing activities                                                         (27.8)                  (17.2)
                                                                                     -------------          --------------

Financing activities:
    Additions to long-term debt                                                                  -                    130.7
    Reductions in long-term debt                                                               (1.0)                 (120.4)
    Purchase of treasury stock                                                                (20.7)                     -
    Dividends                                                                                  (6.8)                   (8.4)
    Distributions to minority interest                                                         (2.0)                   (1.5)
    Premium on early extinguishment of debt                                                      -                    (11.6)
    Securities issuance costs                                                                    -                     (4.5)
                                                                                     -------------          --------------
Net cash used in financing activities                                                         (30.5)                  (15.7)
                                                                                     -------------          --------------

Net increase (decrease) in cash and cash equivalents                                           (4.1)                    0.7
Cash and cash equivalents at beginning of period                                               45.4                     7.7
                                                                                     -------------          --------------

Cash and cash equivalents at end of period                                           $         41.3         $           8.4
                                                                                     =============          ==============


    Cash payments for income taxes totaled $11.5 million and $1.2 million in the first six months of 1997 and 1996, respectively. Interest paid, net of amounts capitalized, was $5.8 million and $9.5 million in the first six months of 1997 and 1996, respectively.




                    Southdown, Inc. and Subsidiary Companies

            Statement of Consolidated Revenues and Operating Earnings
                               By Business Segment

                                   (Unaudited)


                                                                                       (in millions)
                                                               --------------------------------------------------------------
                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                               ----------------------------      ----------------------------
                                                                   1997            1996              1997            1996
                                                               ------------    ------------      ------------    ------------

Contributions to revenues:
    Cement                                                     $       138.8   $       127.9     $       242.7   $       210.5
    Concrete products                                                   62.6            63.1             122.7           118.9
    Intersegment sales                                                 (14.2)          (12.8)            (26.8)          (23.8)
                                                               ------------    ------------      ------------    ------------
                                                               $       187.2   $       178.2     $       338.6   $       305.6
                                                               ============    ============      ============    ============

Contributions  to  earnings  before  interest,
     income taxes and extraordinary charge:
      Operating profit
         Cement                                                $        45.4   $        36.4     $        72.4   $        53.5
         Concrete products                                               3.1             4.4               5.6             6.3
                                                               ------------    ------------      ------------    ------------
                                                                        48.5            40.8              78.0            59.8
      Corporate overhead                                                (6.4)           (6.7)            (11.8)          (12.8)
                                                               ------------    ------------      ------------    ------------
                                                               $        42.1   $        34.1     $        66.2   $        47.0
                                                               ============    ============      ============    ============



                                      Southdown, Inc. and Subsidiary Companies

                                           Statement of Shareholders' Equity

                                                    (Unaudited)


                                                               (in millions)
                                    -------------------------------------------------------------------------------
                                                                                 Capital
                                      Preferred stock        Common stock       in excess
                                    -------------------   -------------------      of        Reinvested   Treasury
                                     Shares    Amount     Shares     Amount     par value     earnings     stock
                                    --------  ---------   -------   ---------   ----------   ----------  ----------

Balance at December 31, 1996              1.7 $     86.3      21.9  $     27.4  $     213.3  $     117.9 $      (5.6)
Net earnings                               -          -         -           -            -          38.8          -
Dividends on preferred stock
    (Note 4)                               -          -         -           -            -          (2.5)         -
Dividends paid on common
     stock                                 -          -         -           -            -          (4.3)         -
Purchase of treasury stock                 -          -         -           -            -            -        (20.7)
Exercise of stock options                  -          -        0.2         0.2           -          (3.1)         -
Other                                      -        (0.1)       -           -            -            -           -
                                    --------  ---------   -------   ---------   ----------   ----------  ----------
Balance at June 30, 1997                  1.7 $     86.2      22.1  $     27.6  $     213.3  $     146.8 $     (26.3)
                                    ========  =========   =======   =========   ==========   ==========  ==========







                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - Basis of Presentation:

         The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at June 30, 1997 and the Statements of Consolidated
Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1996 is derived from the December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

         In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

Note 2 - Inventories:


                                              (unaudited in millions)
                                       --------------------------------------
                                          June 30,             December 31,
                                            1997                   1996
                                       --------------         ---------------
           Finished goods              $          20.1        $           16.9
           Work in progress                       13.7                     9.6
           Raw materials                           6.5                     6.8
           Supplies                               31.1                    29.1
                                       --------------         ---------------
                                       $          71.4        $           62.4
                                       ==============         ===============


         Inventories stated on the LIFO method were $33.9 million of total inventories at June 30, 1997 and $26.1 million of total inventories at December
31, 1996 compared with current costs of $42.5 million and $34.7 million, respectively.

Note 3 - Revolving Credit Facility:

         On August 6, 1997, the Company amended its revolving credit facility to
(i) extend the maturity to June 30, 2002, (ii) reduce borrowing rates and letter of credit fees, (iii) modify certain financial covenants and other provisions,
(iv) delete the limitation on the amount of subordinated debt that the Company may redeem, and (v) increase the amount of capital stock the Company may repurchase.






         The terms of the Company's revolving credit facility permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company are pledged to secure the facility. At June 30, 1997, there were no borrowings and $52.1 million in letters of credit outstanding under the revolving credit facility, leaving $147.9 million of unused capacity.

Note 4 - Capital Stock:

     Common Stock

         At June 30, 1997, a total of approximately 22,104,000 shares of common stock were issued and 21,318,000 shares of common stock were outstanding. On
November 22, 1996, the Board of Directors approved a common stock repurchase program under which the Company is authorized to repurchase up to 1.5 million shares of the Company's outstanding common stock. As of June 30, 1997, approximately 786,000 shares of common stock had been purchased in open market transactions at a cost of $26.3 million.

     Preferred Stock Redeemable at Issuer's Option

         Series D  Preferred  Stock - The Company  had  approximately  1,725,000 shares of preferred  stock,  $2.875  Cumulative  Convertible  Series D (Series D
Preferred Stock)  outstanding at June 30, 1997,  December 31, 1996, and June 30,
1996.  The  Series D  Preferred  Stock (i) has a stated  value  and  liquidation preference of $50 per share, plus accrued and unpaid  dividends,  (ii) carries a cumulative  annual  dividend of $2.875 per share,  payable  quarterly,  (iii) is convertible  at the option of the holder into 1.511  shares of common  stock for each  share of Series D  Preferred  Stock,  subject to  adjustment,  (iv) may be converted  at the same rate at the  option of the  Company,  in whole but not in part,  at any time on and after  January 27, 1997 and until January 27, 2001, if for at least 20 trading days within a period of 30 consecutive trading days, the closing price of the common stock equals or exceeds  $43.02 per share and (v) is redeemable at the option of the Company at $50 per share plus accrued and unpaid dividends on and after January 27, 2001.

         The  common  stock had  traded at levels  satisfying  the 20 days above
$43.02 requirement for the 30 consecutive trading day period ended August 8, 1997. On August 11, 1997, the Company announced that it had elected to convert all of the outstanding shares of the Series D Preferred Stock into common stock of the Company on September 2, 1997 (the Conversion Date). The Company has mailed notices of this conversion to all record holders of the Series D
Preferred Stock.  Notwithstanding the Company's election to convert the Series D
Preferred Stock into common stock, holders of Series D Preferred Stock may exercise their existing right to convert any or all of their shares into common stock of the Company at any time prior to 5:00 p.m., New York City time, on the Conversion Date. After 5:00 p.m., New York City time on the Conversion Date, however, all outstanding shares of Series D Preferred Stock will be converted into common stock and will no longer be deemed to be outstanding, dividends on such shares of Series D Preferred Stock will cease to accrue, the rights of the holders of the shares of Series D Preferred Stock as such shall cease, and the certificates representing the Series D Preferred Stock shall represent (i) the shares of common stock issuable on conversion of the Series D Preferred Stock represented by such certificates and (ii) the right to receive cash in lieu of the issuance of fractional shares of common stock. No payment or allowance shall be made for accrued dividends on any shares of Series D Preferred Stock converted or surrendered for conversion.





         The Company has declared a regular quarterly dividend of $.10 per share of common stock to all holders of record of the common stock on August 15, 1997, payable on August 29, 1997. Only holders of record of the common stock on August
15, 1997 will receive  this  dividend.  Therefore,  shares of Series D Preferred
Stock converted into common stock by the holders after August 15, 1997 or converted by the Company on September 2, 1997, will not receive the quarterly common stock dividend payable on August 29, 1997.

         The conversion agent for the Series D Preferred Stock will be ChaseMellon Shareholder Services, L.L.C., Reorganization Department, whose address for hand or overnight courier deliveries is 120 Broadway, 13th Floor, New York, New York 10271 (by mail, P.O. Box 3302, South Hackensack, New Jersey
07606).  On August 11, 1997,  there were 1,724,850  shares of Series D Preferred
Stock outstanding. Dividends paid on the Series D Preferred Stock were approximately $1.3 million and $2.5 million during the three and six month periods ended June 30, 1997 and 1996.

Note 5 - Contingencies:

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

         See also Item 2.  "Management's  Discussion  and  Analysis of Financial
Condition and Results of  Operations - Liquidity  and Capital  Resources - Known
Events, Trends and Uncertainties" for a discussion of certain contingencies.

Note 6 - New Accounting Pronouncements:

     The  Financial   Accounting  Standards  Board  issued  Statement  No.  128,
"Earnings Per Share," (SFAS No. 128) in February  1997.  SFAS No. 128,  which is effective for periods ending after December 15, 1997,  establishes standards for computing  and  presenting  earnings per share (EPS).  SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board
Opinion No. 15 (APB No. 15) with a  presentation  of basic EPS which is computed by dividing  income  available to common  stockholders  by the  weighted-average number of common shares  outstanding for the period.  SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Proforma basic and diluted EPS for the three and six months  ended June 30, 1997 and 1996,  assuming  that SFAS No. 128 was effective as of the beginning of the year, are presented below.







                                                                Three Months Ended          Six Months Ended
                                                                   June 30,                      June 30,
                                                          ---------------------------   ----------------------------
                                                             1997           1996            1997           1996
                                                          -----------    ------------   -----------     ------------

     Earnings (loss) per common share:
     Basic
         Earnings before extraordinary charge             $     1.12     $      0.95    $      1.69     $     1.09
         Extraordinary charge, net of income taxes                 -              -              -           (0.66)
                                                         -----------    ------------   -----------     ------------
                                                          $     1.12     $      0.95    $      1.69     $     0.43
                                                         -----------    ------------   -----------     ------------
                                                         -----------    ------------   -----------     ------------
     Diluted
         Earnings before extraordinary charge             $     1.04     $      0.79    $      1.59     $     1.00
         Extraordinary charge, net of income taxes                 -              -              -           (0.48)
                                                         -----------    ------------   -----------     ------------
                                                          $     1.04     $      0.79    $      1.59     $     0.52
                                                         -----------    ------------   -----------     ------------
                                                         -----------    ------------   -----------     ------------


     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No.
131). SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998.

Note 7 - Review by Independent Accountants:

         The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of June 30, 1997 and for the six month periods ended June 30, 1997 and 1996 follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and
   Board of Directors of
   Southdown, Inc.
   Houston, Texas


         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of June 30, 1997, and the related consolidated statements of earnings and cash flows for the six months ended June 30, 1997 and 1996 and the consolidated statement of shareholders' equity for the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Houston, Texas
July 23, 1997 (August 6, 1997 as to Note 3 and August 11, 1997 as to Note 4)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 18 through 29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with the discussion contained herein.

Results of Operations

     Consolidated Second Quarter Earnings

         Net earnings for the second quarter of 1997 were $25.2 million, $1.04 per share on a fully diluted basis, a 33% increase over the $18.9 million, $0.79 per share for the prior year quarter.

         Consolidated revenues in the second quarter of 1997 increased 5% over the same period of the prior year, primarily because of improved sales prices in the Cement segment. Second quarter 1997 earnings before interest and income taxes improved $8.0 million over the same quarter of the prior year, primarily reflecting record quarterly earnings achieved by the Cement segment in 1997.

         Second quarter interest expense for 1997 declined compared with the prior year quarter, reflecting no borrowings under the Company's revolving credit facility in the 1997 period and an increase in the capitalization of interest on the Company's various construction projects. The effective income tax rate in 1997 increased over the prior year quarter primarily because of the lessened impact of permanent differences on a higher level of earnings.

     Consolidated Year-to-Date Earnings

         Net earnings for the six months ended June 30, 1997 were $38.8 million, $1.59 per share, fully diluted. Net earnings for the prior year period were $12.3 million, $0.42 per share, fully diluted, including an extraordinary charge of $11.4 million, $0.63 per share, reflecting prepayment premium and other costs incurred on the early retirement of $120.2 million of 14% senior subordinated notes.

         An 11% improvement in consolidated revenues resulted from higher sales prices in both the Cement and Concrete Products segments and improved cement sales volumes. The year-over-year improvement in operating results includes a 35% increase in Cement segment earnings, an 8% reduction in Corporate overhead expenses and a 46% reduction in interest expense. Interest expense in 1997 declined compared with the prior year period, reflecting the refinancing of 14% senior subordinated notes with 10% senior subordinated notes in March 1996 and lower borrowings on the Company's revolving credit facility. The effective income tax rate in 1997 increased over the prior year period primarily because of the lessened impact of permanent differences on higher levels of earnings.

Segment Operating Earnings

     Cement

         Second Quarter - Operating earnings were up 25% compared with the prior year quarter. The improvement was primarily attributable to a $4.38 per ton improvement in average cement sales prices over the comparable period in the prior year. Higher sales prices were the result of price increases implemented during previous months at all locations, particularly in the southern California market area, as well as the expiration of a low-priced wholesale supply agreement at the end of 1996. Sales volumes increased about 1.4%. Despite a 3% increase in clinker production, per unit Cement segment operating costs increased slightly, primarily because of a six-week outage at the Victorville, California plant in conjunction with an ongoing expansion project at that plant. The expansion project is scheduled for completion by late August 1997. The Victorville expansion project, together with the completed expansion project at the Company's Fairborn, Ohio cement manufacturing facility, are expected to yield an additional 400,000 tons of cement capacity.

         Year-to-Date - Operating earnings for the six months ended June 30, 1997 were $72.4 million compared with $53.5 million in the prior year period. The Cement segment benefitted from an 8% increase in cement sales volumes and a 7% improvement in the average sales price. Higher sales volumes and sales prices reflected strong demand in almost all market areas. Management believes the Cement segment will achieve a 3-5% increase in cement sales volumes for the full year 1997 compared with 1996. Despite an 8% increase in clinker production, unit cost of sales increased slightly compared with the prior year period, primarily because of a 93,000 ton increase in outside purchases of higher cost cement.

         Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                 -----------------------------      ----------------------------
                                                   1997              1996             1997              1996
                                                 ----------       ------------      ----------      ------------

         Tons of cement sold (thousands)             1,838            1,813             3,288            3,032
                                                 ==========       ============      ==========      ============

         Weighted average per ton data:
           Sales price (net of freight)          $   67.18        $   62.80         $   65.88        $   61.83
           Cost of sales (1)                         43.36            42.72             44.48            44.10
                                                 ----------       ------------      ----------      ------------

           Margin                                $   23.82        $   20.08         $   21.40        $   17.73
                                                 ==========       ============      ==========      ============
         --------------
         (1)  Includes fixed and variable manufacturing costs, cost of purchased cement, selling expenses,  plant general and administrative costs, other plant overhead and miscellaneous costs.


     Concrete Products

         Second Quarter - Operating earnings decreased $1.3 million or 30% over the prior year quarter. Primarily because of lower sales volumes in the ready-mixed concrete and concrete block operations, earnings from the Florida Concrete Products operation declined by 21%. In California, improved aggregate sales prices resulted from partial realization of price increases implemented during the previous twelve months. Despite significantly higher earnings from the aggregate operation, operating earnings from the California Concrete Products operations declined by 58%. Operating results were adversely impacted by higher raw material costs in the ready-mixed concrete business and a 6% decline in ready-mixed concrete sales volumes.

         Year-to-Date - Concrete Products operating earnings decreased by 11% to $5.6 million for the six months ended June 30, 1997, primarily because the concrete block operations were adversely impacted by higher aggregate costs and lower sales volumes resulting from the loss of a large customer. Operating earnings from the California Concrete Products operations improved over the prior year period because of higher aggregate earnings. Earnings from the aggregate operation were favorably impacted by the previously mentioned price increase. Despite improved ready-mixed concrete sales prices, operating results from the ready-mixed concrete operation in California declined because of higher raw material costs.

         Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:


                                                      Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                                 ----------------------------      ----------------------------
                                                    1997              1996             1997              1996
                                                 -----------      -----------      ------------     -----------

         Yards of ready-mixed concrete
           sold (thousands)                            926              974             1,830            1,832
                                                 ===========      ===========      ============     ===========

         Weighted average per cubic yard data:
              Sales price                        $   55.26        $   53.33         $   54.59        $   53.04
              Operating costs (1)                    54.39            51.05             53.64            51.41
                                                 -----------      -----------      ------------     -----------
              Margin(2)                          $    0.87        $    2.28         $    0.95        $    1.63
                                                 ===========      ===========      ============     ===========
         --------------
         (1)  Includes  variable  and  fixed  plant  costs,  delivery,  selling, general and administrative and miscellaneous operating costs.
         (2)  Does not  include  aggregate,  concrete  block and  other  related products  which totaled $2.1 million and $1.9 million of operating earnings  for the three  months  periods  ended June 30,  1997 and
              1996, respectively,  and $3.8 million of operating earnings in the year-to-date  1997 period  compared  with $3.3 million in the 1996 period.

     Corporate

         Second Quarter - Corporate overhead expenses for the second quarter of 1997 decreased primarily because income from the short-term investment of excess cash balances benefitted second quarter 1997 results compared with the prior year quarter. Included in corporate overhead for the second quarter of 1997 is interest income of $400,000 compared with interest income of $200,000 in the prior year quarter.

         Year-to-Date - Corporate overhead expenses for the first six months of 1997 were $1.0 million below the prior year period primarily because of an increase in income from the short-term investment of excess cash balances. Included in corporate overhead for the first six months of 1997 is interest income of $1.1 million compared with interest income of $400,000 in the prior year period.

 Liquidity and Capital Resources

         The Company produced significant excess cash flows through the first half of 1997. The Company generated $54.2 million in cash provided by operating activities for the six months ended June 30, 1997, a 61% increase over the comparable period in 1996. The Company has used these excess cash flows, plus existing cash and short-term investment balances, to fund $37.1 million in capital additions related to several expansion/cost reduction projects in the Cement segment and to repurchase $20.7 million of the Company's common stock, in addition to meeting all working capital requirements and paying $6.8 million of dividends on capital stock. In March 1996, the Company realized approximately $122 million in net proceeds from the issuance of $125 million of 10% senior subordinated notes. The net proceeds combined with borrowings under the Company's revolving credit facility were utilized to repurchase $120.2 million of 14% senior subordinated notes and to pay the related prepayment premium and other costs. Internally generated cash flow during the first six months of 1996 were utilized to invest approximately $17.7 million in property, plant and equipment and pay dividends on capital stock.

         On August 6, 1997, the Company amended its revolving credit facility to
(i) extend the maturity to June 30, 2002, (ii) reduce borrowing rates and letter of credit fees, (iii) modify certain financial covenants and other provisions,
(iv) delete the limitation on the amount of subordinated debt that the Company may redeem, and (v) increase the amount of capital stock the Company may repurchase.

         The terms of the Company's amended revolving credit facility permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company are pledged to secure the facility. At June 30, 1997, there were no borrowings and $52.1 million in letters of credit outstanding under the revolving credit facility, leaving $147.9 million of unused capacity.

     Changes in Financial Condition

         The change in the financial condition of the Company between December 31, 1996 and June 30, 1997 reflected the utilization of cash, short-term investments and internally generated cash flow during the period to fund capital expenditures, repurchases of common stock, working capital requirements and capital stock dividends. Accounts and notes receivable increased primarily because of the additional sales activity occurring in the summer construction season relative to the winter months. The increase in inventories reflected the seasonal build-up in cement inventories in preparation for the peak selling months in the second and third quarters. Prepaid expenses and other decreased because of payments made by the

Voluntary Employee Beneficiary Association to fund employee health care costs. Accounts payable and accrued liabilities decreased because of the timing of payments on normal trade and other obligations. Current maturities of long-term debt increased because of the reclassification of certain industrial development and pollution control bonds that become due in the first six months of 1998. The Company is in the process of extending the maturity of two issues totaling $17 million of these industrial development and pollution control bonds, subject to the approval of the bondholders. Reissuance of the bonds, expected to be completed in the third quarter of 1997, will extend their maturity for fifteen years to the year 2013.

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

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Most manufacturing plants in the industry have typically disposed of cement kiln dust (CKD), a by-product of the cement manufacturing process, in and around their respective plant sites since the inception of cement manufacturing operations. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The regulatory status of CKD is governed by the so-called Bevill amendment, enacted as part of the Solid Waste Disposal Act Amendments of 1980. Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, was excluded from regulation as hazardous waste under the Resource Conservation and Recovery Act (RCRA), Subtitle C, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency (U.S. EPA). Although the U.S. EPA in a 1995 decision determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards. This rulemaking is not expected to require the Company to manage CKD as a RCRA hazardous waste and the Bevill amendment exemption will remain in effect for CKD until issuance of the new CKD management standards. It is estimated that the proposed new standards for CKD will be published in late 1997. A change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

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

         As a result of these orders, importers must make cash deposits to the U.S. Customs Service with each entry of cement or clinker from Mexico or Japan equal to the customs value of the cement times the cash deposit rate applicable to the exporter. In the case of Japan, imports of cement and clinker have declined precipitously since the imposition of antidumping duty cash deposits. Imports from Mexico have continued. The dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC. In addition, legislation passed by the U.S. Congress in 1994 requires the initiation of "sunset" reviews of the antidumping orders prior to January 2000 to determine whether these antidumping orders and the Venezuelan suspension agreement should terminate or remain in effect.

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

         Claims for Indemnification - The Company has been notified by Energy Development Corporation (EDC), the 1989 purchaser of the Company's then oil and gas subsidiary, Pelto Oil Company (Pelto), that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to preliminary determinations by the Mineral Management Service (MMS) of the Department of the Interior (DOI) that two separate gas settlement payments made to Pelto prior to its purchase by EDC were royalty bearing. The Company disagrees with MMS' preliminary determinations of royalty underpayment. However, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

         In a 1996 case in which the Company is not involved, a three judge panel of the U.S. Circuit Court of Appeals for the D.C. Circuit ruled that the DOI impermissibly departed from established agency practices in attempting to collect royalties on a settlement payment and that gas producers cannot be required to pay royalties on payments in settlement of take-or-pay contracts and related contract claims. Recently, in a different case, the U.S. Circuit Court of Appeals for the Sixth Circuit reached a decision which may be contrary and this 1997 case has been appealed to the United States Supreme Court. Final resolution of other cases now pending before the MMS at the administrative hearing level, including that of EDC, may depend upon the final outcome of the appeal of this 1997 case.

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

         Labor Dispute - Certain drivers at the Company's Transit Mixed Concrete Company (Transmix) ready-mixed concrete operations in southern California are represented by Local Union No. 420 (Local No. 420) and certain other Transmix drivers are represented by Local Union No. 186 (Local No. 186) of the International Brotherhood of Teamsters. Transmix's collective bargaining agreement with Local No. 420 expired in April 1997. As of June 30, 1997, the drivers represented by Local No. 420 were on strike. The Company has implemented its last offer to Local No. 420 and has hired replacement and other temporary workers. These replacement workers have been hired at a cost savings in comparison with the unionized workers and thus should enhance the Company's competitiveness with certain ready-mixed concrete producers in southern California. Although management of the Company expects the strike to have a short-term negative impact on the Concrete Products segment's revenues and costs, the Company does not believe that the strike should have a material adverse effect on its consolidated financial statements. The extension to Transmix's collective bargaining agreement with Local No. 186 expired on July 15, 1997. The Transmix drivers represented by Local No. 186 have continued to work under the terms of the expired contract while the parties continue discussions.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including, among others, personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not materially exceed the amounts accrued on the Company's books as of June 30, 1997 and will have no material adverse effect on the consolidated financial position of the Company. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

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

     In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX Case). In September 1995, the Company and USX entered into a partial settlement agreement wherein the Company dismissed its claim for response costs incurred prior to September 29, 1995 and USX agreed to pay the Company a specified amount representing half of certain costs already incurred by the Company at the USX Site. The Company and USX jointly funded the initial project of a phased approach to investigating and remediating the problems at the USX Site and have since completed a Phase II investigation of remedial options. A status conference with the Court was held on June 13, 1997 to discuss the status of settlement. The parties met on July 1, 1997 to explore settlement opportunities which included a settlement of the GEC Case discussed above. GEC has provided the parties with a settlement offer which is currently being considered by the Company and USX, respectively. A status conference with the Court has been scheduled for August 29, 1997 to update the Court on settlement discussions and the need to set the matter for trial.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     11   Statement of Computation of Per Share Earnings

     15   Independent   Accountants'   Letter  re  Unaudited  Interim  Financial
          Information

     27   Financial Data Schedule

     99.1 Bylaws of the Company amended as of May 15, 1997

     99.2 Amendment Number Two to Third Amended and Restated Credit Agreement, dated as of September 30, 1996, among the Company; Wells Fargo Bank, N.A.; Societe Generale, Southwest Agency; Credit Suisse; Caisse National De Credit Agricole; Banque Paribas; CIBC, Inc; The Bank of Nova Scotia; and the First National Bank of Boston

     99.3 Amendment Number Three to the Third Amended and Restated Credit Agreement, dated as of August 6, 1997, among the Company; Wells Fargo Bank, N.A.; Societe Generale, Southwest Agency; Credit Suisse; Caisse National De Credit Agricole; Banque Paribas; CIBC, Inc; The Bank of Nova Scotia; and the First National Bank of Boston

(b)      Reports on Form 8-K

         On June 3,  1997,  the  Company  filed a  Current  Report  on Form  8-K reporting the results of matters submitted to a vote of the shareholders of the Company at its Annual Meeting on May 15, 1997, namely the election of three directors to the Company's Board of Directors, the ratification and approval of the Board of Directors' amendment of the 1991 Nonqualified Stock Option Plan for Non-Employee Directors, the approval for federal income tax law purposes of the Company's Annual Incentive Plan, the approval of the Company's Phantom Stock and Deferred Compensation Plan for Non-Employee Directors and the ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 1997.

         No other reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SOUTHDOWN, INC.
                                      --------------------------------
                                                 (Registrant)



Date:  August 13, 1997              By:         JAMES L. PERSKY
                                      ---------------------------------
                                               James L. Persky
                                           Executive Vice President-
                                           Finance & Administration
                                         (Principal Financial Officer)



Date:  August 13, 1997              By:         ALLAN KORSAKOV
                                      ---------------------------------
                                               Allan Korsakov
                                            Corporate Controller
                                        (Principal Accounting Officer)