Form 10-Q
period 1997-09-30
SOUTHDOWN INC
filed 1997-11-13
CIK 313058

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X}        No

          At  September   30,  1997  there  were  23.8  million   common  shares
outstanding.
===============================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                          PAGE
                                                                           NO.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              September 30, 1997 and December 31, 1996                     1

            Statement of Consolidated Earnings
              Three and nine months ended September 30, 1997 and 1996      2

            Statement of Consolidated Cash Flows
              Nine months ended September 30, 1997 and 1996                3

            Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
              Three and nine months ended September 30, 1997 and 1996      4

            Statement of Shareholders' Equity
              Nine months ended September 30, 1997                         4

            Notes to Consolidated Financial Statements                     5

            Independent Accountants' Review Report                         9

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   10


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             17

Item 6.     Exhibits and Reports on Form 8-K                              18

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                                     (IN MILLIONS)
                                                                       -----------------------------------------
                                                                        SEPTEMBER 30,             DECEMBER 31,
                                                                            1997                      1996
                                                                       ---------------           ---------------

ASSETS
Current assets:
    Cash and cash equivalents                                          $           66.5          $           45.4
    Short-term investments                                                          3.0                      11.8
    Accounts and notes receivable, less allowance for doubtful
         accounts of $4.3 and $7.4                                                 93.4                      77.3
    Inventories (Note 2)                                                           62.2                      62.4
    Prepaid expenses and other                                                      8.3                      13.1
                                                                       ---------------           ---------------
         Total current assets                                                     233.4                     210.0
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $374.0 and $354.2                               604.3                     588.8
Goodwill                                                                           73.3                      75.4
Other long-term assets                                                             52.1                      57.8
                                                                       ---------------           ---------------
                                                                       $          963.1          $          932.0
                                                                       ===============           ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                               $           26.7          $            1.2
    Accounts payable and accrued liabilities                                       88.8                      89.0
                                                                       ---------------           ---------------
         Total current liabilities                                                115.5                      90.2
Long-term debt (Note 3)                                                           137.9                     164.4
Deferred income taxes                                                             128.0                     120.3
Minority interest in consolidated joint venture                                    28.5                      28.0
Long-term portion of postretirement benefit obligation                             68.5                      71.7
Other long-term liabilities and deferred credits                                   16.4                      18.1
                                                                       ---------------           ---------------
                                                                                  494.8                     492.7
                                                                       ---------------           ---------------
Shareholders' equity:
    Preferred stock redeemable at issuer's option (Note 4)                           -                       86.3
    Common stock, $1.25 par value                                                  30.9                      27.4
    Capital in excess of par value                                                296.3                     213.3
    Reinvested earnings                                                           176.3                     117.9
    Treasury stock, at cost                                                       (35.2)                     (5.6)
                                                                       ---------------           ---------------
                                                                                  468.3                     439.3
                                                                       ---------------           ---------------
                                                                       $          963.1          $          932.0
                                                                       ===============           ===============


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                             ----------------------------------------------------------
                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ----------------------------   ---------------------------
                                                                 1997            1996           1997           1996
                                                             ------------    ------------   ------------   ------------

Revenues                                                     $       199.2   $       189.3  $       537.8  $       494.9
                                                             ------------    ------------   ------------   ------------

Costs and expenses:
    Operating                                                        123.9           122.0          347.1          332.5
    Depreciation, depletion and amortization                          11.3            10.6           34.6           30.8
    Selling and marketing                                              4.3             4.1           12.6           12.0
    General and administrative                                         9.5             7.7           28.0           26.1
    Other income, net                                                 (5.1)           (3.8)          (8.5)          (4.2)
                                                             ------------    ------------   ------------   ------------
                                                                     143.9           140.6          413.8          397.2
Minority interest in earnings of consolidated joint venture            2.8             2.7            5.3            4.7
                                                             ------------    ------------   ------------   ------------
                                                                     146.7           143.3          419.1          401.9
                                                             ------------    ------------   ------------   ------------

Earnings before interest, income taxes
   and extraordinary charge                                           52.5            46.0          118.7           93.0
Interest, net of amounts capitalized                                  (3.8)           (4.6)          (9.9)         (15.8)
                                                             ------------    ------------   ------------   ------------
Earnings before income taxes and extraordinary charge                 48.7            41.4          108.8           77.2
Income tax expense                                                   (16.2)          (14.0)         (37.5)         (26.1)
                                                             ------------    ------------   ------------   ------------
Earnings before extraordinary charge                                  32.5            27.4           71.3           51.1
Extraordinary charge, net of income taxes                               -               -              -           (11.4)
                                                             ------------    ------------   ------------   ------------
Net earnings                                                 $        32.5   $        27.4  $        71.3  $        39.7
                                                             ============    ============   ============   ============


Dividends on preferred stock (Note 4)                                   -    $        (2.4) $        (2.5) $        (7.3)
                                                             ============    ============   ============   ============

Earnings (loss) per common share:
Primary
    Earnings before extraordinary charge                     $       1.42    $        1.39  $        3.10  $        2.44
    Extraordinary charge, net of income taxes                           -               -              -           (0.63)
                                                             ------------    ------------   ------------   ------------
                                                             $       1.42    $        1.39  $        3.10  $        1.81
                                                             ============    ============   ============   ============
Fully diluted
    Earnings before extraordinary charge                     $       1.34    $        1.15  $        2.92  $        2.14
    Extraordinary charge, net of income taxes                           -               -              -           (0.48)
                                                             ------------    ------------   ------------   ------------
                                                             $       1.34    $        1.15  $        2.92  $        1.66
                                                             ============    ============   ============   ============

Average shares outstanding:
    Primary                                                          22.9             17.9           22.2           17.9
                                                             ============    ============   ============   ============
    Fully diluted                                                    24.3             23.9           24.4           23.8
                                                             ============    ============   ============   ============


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                                                (IN MILLIONS)
                                                                                     ------------------------------------
                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     ------------------------------------
                                                                                         1997                   1996
                                                                                     -------------          -------------
Operating activities:
    Earnings before extraordinary charge                                             $         71.3         $         51.1
    Adjustments to reconcile earnings before extraordinary charge to net cash provided by (used in) operating activities:
             Depreciation, depletion and amortization                                          34.6                   30.8
             Deferred income tax expense                                                        9.5                    6.8
             Amortization of debt issuance costs                                                0.6                    2.2
             Changes in operating assets and liabilities                                       (8.6)                   8.1
             Other adjustments                                                                  3.0                    2.4
    Net cash used in discontinued operations                                                   (0.9)                  (0.9)
                                                                                     -------------          -------------
Net cash provided by operating activities                                                     109.5                  100.5
                                                                                     -------------          -------------

Investing activities:
    Additions to property, plant and equipment                                                (54.5)                 (32.0)
    Proceeds from asset sales                                                                   4.7                    4.6
    Purchase of short-term investments                                                         (3.0)                    -
    Maturity of short-term investments                                                         11.8                     -
    Acquisitions, net of cash acquired                                                           -                    (6.2)
    Other                                                                                      (1.4)                  (0.5)
                                                                                     -------------          -------------
Net cash used in investing activities                                                         (42.4)                 (34.1)
                                                                                     -------------          -------------

Financing activities:
    Additions to long-term debt                                                                  -                   125.0
    Reductions in long-term debt                                                               (1.0)                (132.3)
    Purchase of treasury stock                                                                (29.6)                    -
    Dividends                                                                                 (10.4)                 (13.4)
    Distributions to minority interest                                                         (4.8)                  (6.0)
    Securities issuance costs                                                                  (0.2)                  (4.6)
    Premium on early extinguishment of debt                                                      -                   (11.6)
    Exercise of warrants to purchase common stock                                                -                     6.4
                                                                                     -------------          -------------
Net cash used in financing activities                                                         (46.0)                 (36.5)
                                                                                     -------------          -------------

Net increase in cash and cash equivalents                                                      21.1                   29.9
Cash and cash equivalents at beginning of period                                               45.4                    7.7
                                                                                     -------------          -------------

Cash and cash equivalents at end of period                                           $         66.5         $         37.6
                                                                                     =============          =============

    Cash payments for income taxes totaled $14.1 million and $3.4 million in the first nine months of 1997 and 1996, respectively. Interest paid, net of amounts capitalized, was $12.6 million and $16.3 million in the first nine months of 1997 and 1996, respectively.



                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

            STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                               BY BUSINESS SEGMENT

                                   (UNAUDITED)


                                                                                       (IN MILLIONS)
                                                               --------------------------------------------------------------
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                               ----------------------------      ----------------------------
                                                                   1997            1996              1997            1996
                                                               ------------    ------------      ------------    ------------

Contributions to revenues:
    Cement                                                     $       148.1   $       140.4     $       390.8   $       350.9
    Concrete products                                                   65.4            62.0             188.1           180.9
    Intersegment sales                                                 (14.3)          (13.1)            (41.1)          (36.9)
                                                               ------------    ------------      ------------    ------------
                                                               $       199.2   $       189.3     $       537.8   $       494.9
                                                               ============    ============      ============    ============
Contributions  to  earnings  before  interest,
  income  taxes and  extraordinary charge:
    Operating profit
         Cement                                                $        52.4   $        44.3     $       124.8   $        97.8
         Concrete products                                               6.0             4.7              11.6            11.0
                                                               ------------    ------------      ------------    ------------
                                                                        58.4            49.0             136.4           108.8
    Corporate overhead                                                  (5.9)           (3.0)            (17.7)          (15.8)
                                                               ------------    ------------      ------------    ------------
                                                               $        52.5   $        46.0     $       118.7   $        93.0
                                                               ============    ============      ============    ============



                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                                         (IN MILLIONS)
                                      ------------------------------------------------------------------------------------
                                                                                 CAPITAL
                                        PREFERRED STOCK       COMMON STOCK      IN EXCESS  REINVESTED    TREASURY STOCK
                                                                                   OF
                                      -------------------  -------------------                         -------------------
                                       SHARES    AMOUNT     SHARES    AMOUNT    PAR VALUE   EARNINGS    SHARES    AMOUNT
                                      --------  ---------  --------  ---------  ---------  ----------  --------  ---------


Balance at December 31, 1996             1.7    $   86.3      21.9   $   27.4   $  213.3   $   117.9      (0.2)  $   (5.6)
Net earnings                              -          -         -          -          -         71.3        -          -
Dividends on preferred stock              -          -         -          -          -         (2.5)       -          -
Dividends paid on common stock            -          -         -          -          -         (6.6)       -          -
Purchase of treasury stock                -          -         -          -          -           -        (0.7)     (29.6)
Conversion of Series D Preferred
   Stock into common stock              (1.7)     (86.3)      2.6        3.3       83.0          -         -          -
Exercise of stock options                 -          -        0.2        0.2         -         (3.8)       -          -
                                      --------  ---------  --------  ---------  ---------  ----------  --------  ---------
Balance at September 30, 1997             -          -       24.7 $     30.9    $ 296.3    $  176.3       (0.9)  $  (35.2)
                                      ========  =========  ========  =========  =========  ==========  ========  =========


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the Company) at September 30, 1997 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1996 is derived from the December 31, 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

         In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

NOTE 2 - INVENTORIES:


                                             (UNAUDITED IN MILLIONS)
                                     ---------------------------------------
                                      SEPTEMBER 30,           DECEMBER 31,
                                          1997                    1996
                                     ---------------        ----------------
         Finished goods              $           13.5       $            16.9
         Work in progress                        11.2                     9.6
         Raw materials                            6.4                     6.8
         Supplies                                31.1                    29.1
                                     ---------------        ----------------
                                     $           62.2       $            62.4
                                     ===============        ================


         Inventories stated on the LIFO method were $26.1 million of total inventories at September 30, 1997 and $26.1 million of total inventories at December 31, 1996 compared with current costs of $34.7 million and $34.7 million, respectively.

NOTE 3 - REVOLVING CREDIT FACILITY:

         On August 6, 1997, the Company amended its $200 million revolving credit facility to (i) extend the maturity to June 30, 2002, (ii) reduce borrowing rates and letter of credit fees, (iii) modify certain financial covenants and other provisions, (iv) delete the limitation on the amount of subordinated debt that the Company may redeem, and (v) increase the amount of capital stock the Company may repurchase.

         The terms of the Company's revolving credit facility permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company are pledged to secure the facility. At September 30, 1997, there were no borrowings and $52.1 million in letters of credit outstanding under the revolving credit facility, leaving $147.9 million of unused capacity.

NOTE 4 - CAPITAL STOCK:

     COMMON STOCK

         At September 30, 1997, a total of approximately 24,729,000 shares of common stock were issued and approximately 23,759,000 shares of common stock were outstanding. On November 22, 1996, the Board of Directors approved a common stock repurchase program under which the Company is authorized to repurchase up to 1.5 million shares of the Company's outstanding common stock. As of September 30, 1997, 969,500 shares of common stock had been purchased in open market transactions at a cost of $35.2 million.

     PREFERRED STOCK REDEEMABLE AT ISSUER'S OPTION

         Series D Preferred Stock - The Company had approximately 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D (Series D Preferred Stock) outstanding at December 31, 1996 and September 30, 1996. Dividends paid on the Series D Preferred Stock were approximately $2.5 million during the nine months ended September 30, 1997. Dividends on the Series D Preferred Stock were approximately $1.2 million and $3.7 million, respectively, during the three and nine month periods ended September 30, 1996.

         In the third quarter of 1997, all of the outstanding shares of the Series D Preferred Stock were converted into approximately 2.6 million shares of common stock. Had this conversion taken place at the beginning of 1997, primary earnings per share would have been reduced by $0.08 and $0.18, respectively, for the three and nine months ended September 30, 1997.

NOTE 5 - CONTINGENCIES:

         The Company has certain commitments and contingent liabilities incurred in the ordinary course of business including, among other things, being a named defendant in lawsuits related to various matters involving personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. These various commitments and contingent liabilities, in the judgment of management, will not result in losses which would materially affect the Company's consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

         See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS:

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS No. 128) in February 1997. SFAS No. 128, which is effective for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB No. 15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Proforma basic and diluted EPS for the three and nine months ended September 30, 1997 and 1996, assuming that SFAS No. 128 was effective as of the beginning of the year, are presented below.


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 ----------------------------     ----------------------------
                                                                    1997             1996            1997             1996
                                                                 -----------     ------------     -----------     ------------

         Earnings (loss) per common share:
         Basic
         Earnings before extraordinary charge                    $      1.44     $      1.43      $     3.15      $       2.52
         Extraordinary charge, net of income taxes                       -               -               -               (0.65)
                                                                 -----------     ------------     -----------     ------------
                                                                 $      1.44     $      1.43      $     3.15      $       1.87
                                                                 ===========     ============     ===========     ============
         Diluted
         Earnings before extraordinary charge                    $      1.34     $      1.15      $     2.92      $       2.15
         Extraordinary charge, net of income taxes                       -               -               -               (0.48)
                                                                 -----------     ------------     -----------     ------------
                                                                 $      1.34     $      1.15      $     2.92      $       1.67
                                                                 ===========     ============     ===========     ============


     Had the conversion of all of the outstanding shares of the Series D Preferred Stock into approximately 2.6 million shares of common stock discussed in Note 4 of Notes to Consolidated Financial Statements occurred at the beginning of 1997, pro forma basic EPS above would have been reduced by $0.08 and $0.28, respectively, for the three and nine months ended September 30, 1997. Pro forma diluted EPS for these two periods would not have changed.

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

NOTE 7 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of September 30, 1997 and for the nine month periods ended September 30, 1997 and 1996 follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS


         We  have  reviewed  the  accompanying  consolidated  balance  sheet  of
Southdown, Inc. and subsidiary companies as of September 30, 1997, and the related consolidated statements of earnings and cash flows for the nine months ended September 30, 1997 and 1996 and the consolidated statement of shareholders' equity for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Houston, Texas
October 22, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 18 through 29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

     CONSOLIDATED THIRD QUARTER EARNINGS

         Net earnings for the third quarter of 1997 were $32.5 million, $1.34 per share on a fully diluted basis, a 19% increase over the $27.4 million, $1.15 per share for the prior year quarter.

         Consolidated revenues in the third quarter of 1997 increased 5% over the same period of the prior year, primarily because of improved sales prices in the Cement segment. Third quarter 1997 earnings before interest and income taxes improved $6.5 million over the same quarter of the prior year, primarily reflecting record quarterly earnings achieved by the Cement segment in 1997.

         Third quarter interest expense for 1997 declined compared with the prior year quarter, reflecting no borrowings under the Company's revolving credit facility in the 1997 period and lower debt issuance costs amortization.

     CONSOLIDATED YEAR-TO-DATE EARNINGS

         Net earnings for the nine months ended September 30, 1997 were $71.3 million, $2.92 per share, fully diluted. Net earnings for the prior year period were $39.7 million, $1.66 per share, fully diluted, including an extraordinary charge of $11.4 million, $0.48 per share, reflecting prepayment premium and other costs incurred on the early retirement of 14% senior subordinated notes.

         A 9% improvement in consolidated revenues resulted from higher sales prices in both the Cement and Concrete Products segments and improved cement sales volumes. The year-over-year improvement in operating results includes a 28% increase in Cement segment earnings, an 5% increase in Concrete Products earnings and a 37% reduction in interest expense. Interest expense in 1997 declined compared with the prior year period, reflecting the refinancing of 14% senior subordinated notes with 10% senior subordinated notes in March 1996 and no borrowings on the Company's revolving credit facility. The effective income tax rate in 1997 increased over the prior year period primarily because of the lessened impact of permanent differences on higher levels of earnings.

SEGMENT OPERATING EARNINGS

     CEMENT

         THIRD QUARTER - Operating earnings were up 18% compared with the prior year quarter. The period-to-period improvement in the segment was primarily attributable to a weighted average $5.28 per ton improvement in 1997 cement sales prices over the comparable period in the prior year. The higher sales price was the result of price increases implemented during previous months at all locations, particularly in the southern California market area, as well as the expiration at the end of 1996 of a low-priced wholesale supply agreement. Sales volumes decreased slightly for the third quarter of 1997 compared with the 1996 quarter. The volume decrease for the quarter is primarily attributable to constrained shipments from the Victorville, California plant during the July and August, 1997 modernization shutdown of one of the Victorville plant kilns to expand production capacity. The prior year quarter also included significant shipments under the final year of the wholesale supply agreement. Per unit Cement segment operating costs increased slightly in the 1997 period because of regular maintenance costs incurred during the voluntary shutdown at the Victorville plant. The adverse impact of the shutdown at the Victorville plant on cement operations for the 1997 quarter was also mitigated by the favorable impact of several non-recurring gains.

         YEAR-TO-DATE - Operating earnings for the nine months ended September 30, 1997 were $124.8 million compared with $97.8 million in the prior year period. The Cement segment benefitted from a 4% increase in cement sales volumes and a 7% improvement in the average sales price. Higher sales volumes and sales prices reflected strong demand in most market areas. Management believes the Cement segment will achieve an approximately 3% increase in cement sales volumes for the full year 1997 compared with 1996. Despite a 6% increase in clinker production, unit cost of sales increased slightly compared with the prior year period, primarily because of a 105,000 ton increase in outside purchases of higher cost cement.

         Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:


                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                               ---------------------------       ---------------------------
                                                                  1997             1996             1997             1996
                                                               ----------       ----------       ----------       ----------

         Tons of cement sold (thousands)                            1,927            1,971            5,215            5,003
                                                               ==========       ==========       ==========       ==========

         Weighted average per ton data:
              Sales price (net of freight)                     $    68.27       $    62.99       $    66.75       $    62.28
              Cost of sales (1)                                     41.40            40.75            43.33            42.78
                                                               ----------       ----------       ----------       ----------

              Margin                                           $    26.87       $    22.24       $    23.42       $    19.50
                                                               ==========       ==========       ==========       ==========
--------------
(1)   Includes fixed and variable manufacturing costs, cost of purchased cement, selling  expenses,  plant general and  administrative  costs,  other plant overhead and miscellaneous costs.


     CONCRETE PRODUCTS

         THIRD QUARTER - Operating earnings for the Concrete Products segment increased $1.3 million in the 1997 period compared with the prior year quarter. Although a 4% improvement was achieved in Florida ready-mixed concrete sales prices, third quarter 1997 operating results were adversely impacted by higher raw material costs and lower earnings from concrete block and other related products. Earnings from the California Concrete Products operation increased because of significantly higher earnings from the aggregate operation which was favorably impacted both by higher sales prices and a 9% improvement in sales volumes. Operating results from the California ready-mixed concrete operation were adversely impacted by higher raw material and strike-related costs. Also included in third quarter 1997 operating earnings for Concrete Products were gains aggregating $2.0 million on sales of surplus real estate, while the prior year quarter included gains of approximately $1.5 million from sales of surplus real estate.

         YEAR-TO-DATE - Earnings from the Concrete Products segment were essentially flat for the two nine-month periods. Earnings from the Florida Concrete operation declined by 10% in 1997 primarily because of lower earnings from the concrete block operations. Block operations were adversely impacted by higher purchases of concrete block from other producers and lower sales volumes resulting primarily from the loss of a large customer. Earnings from the California Concrete Products operations in 1997 improved over the prior year quarter because of higher aggregate earnings. Earnings from the aggregate operation were favorably impacted by the previously mentioned price increase and higher sales volumes. Despite improved ready-mixed concrete sales prices, operating results from the ready-mixed concrete operation in California declined because of higher raw material and strike-related costs. Also included in the Concrete Products segment year-to-date results are the asset sale gains of $2.6 million and $2.5 million for 1997 and 1996, respectively, including the above mentioned third quarter real estate sales.

         Sales volumes, unit price and cost data and unit operating margins relating to the Company's sales of ready-mixed concrete appear in the following table:


                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                            ---------------------------       ---------------------------
                                                               1997             1996             1997             1996
                                                            -----------      ----------       -----------      ----------

           Cubic yards of ready-mixed concrete
              sold (thousands)                                      953             947             2,783           2,779
                                                            ===========      ==========       ===========      ==========

           Weighted average per cubic yard data:
                    Sales price (net of freight)            $     55.25      $    53.21       $     54.82      $    53.10
                    Operating costs (1) (2)                       54.03           51.62             53.77           51.48
                                                            -----------      ----------       -----------      ----------

                    Margin (3)                              $      1.22      $     1.59       $      1.05      $     1.62
                                                            ===========      ==========       ===========      ==========
--------------
(1)    Includes variable and fixed plant costs, delivery,  selling,  general and administrative and miscellaneous operating costs.
(2)    Excludes a $2.0 million and $1.5  million  gain,  respectively,  from the sale of surplus  real estate for the three and nine month  periods  ended
       September 30, 1997 and 1996.
(3)    Does not include  aggregate,  concrete  block and other related  products which totaled $2.7 million and $1.6 million of operating earnings for the three months periods ended September 30, 1997 and 1996, respectively, and
       $6.5  million of  operating  earnings  in the  year-to-date  1997  period compared with $5.0 million in the 1996 period.


     CORPORATE

         THIRD QUARTER - Corporate overhead expenses for the third quarter of 1997 exceeded those in the third quarter of 1996, primarily because the prior year period included $1.8 million in non-recurring gains and the current year quarter included higher accruals with respect to the Company's performance based bonus plan. Included in corporate overhead is interest income in the third quarter of 1997 of $600,000 compared with $200,000 in the prior year quarter.

         YEAR-TO-DATE - Corporate overhead expenses for the first nine months of 1997 exceeded the prior year period by $1.9 million, primarily for the same reasons discussed above. Also included in corporate overhead for the first nine months of 1997 is interest income of $1.7 million compared with interest income of $600,000 in the prior year period.

 LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $109.5 million in cash provided by operating activities for the nine months ended September 30, 1997, a 9% increase over the comparable period in 1996. The Company has used these 1997 operating cash flows, plus existing cash and short-term investment balances, to fund $54.5 million in capital additions related to several expansion/cost reduction projects in the Cement segment and to repurchase $29.6 million of the Company's common stock, in addition to meeting all working capital requirements and paying $10.4 million of dividends on capital stock. Internally generated cash flow during the first nine months of 1996 were utilized to (i) invest approximately $32 million in property, plant and equipment, (ii) acquire a cement distribution terminal in Phoenix, Arizona, (iii) reduce borrowings outstanding under the revolving credit facility, and (iv) pay dividends on capital stock. In March 1996, the Company realized approximately $122 million in net proceeds from the issuance of $125 million of 10% senior subordinated notes. The net proceeds combined with borrowings under the Company's revolving credit facility were utilized to repurchase $120.2 million of 14% senior subordinated notes and to pay the related prepayment premium and other costs.

         On August 6, 1997, the Company amended its $200 million revolving credit facility to (i) extend the maturity to June 30, 2002, (ii) reduce borrowing rates and letter of credit fees, (iii) modify certain financial covenants and other provisions, (iv) delete the limitation on the amount of subordinated debt that the Company may redeem, and (v) increase the amount of capital stock the Company may repurchase. At September 30, 1997, there were no borrowings and $52.1 million in letters of credit outstanding under the revolving credit facility, leaving $147.9 million of unused capacity.

         In the third quarter of 1997, all of the outstanding shares of the Company's Series D Preferred Stock were converted into approximately 2.6 million shares of common stock. Conversion of the Series D Preferred Stock into common stock has improved the Company's annual cash flow by the difference between preferred and common stock dividends of approximately $3.9 million per year.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1996 and September 30, 1997 reflected the utilization of short-term investments and internally generated cash flow during the period to fund capital expenditures, repurchases of common stock, working capital requirements and capital stock dividends. Accounts and notes receivable increased primarily because of the additional sales activity occurring in the summer construction season relative to the winter months. Prepaid expenses and other decreased because of payments made by the Voluntary Employee Beneficiary Association to fund employee health care costs. Current maturities of long-term debt increased because of the reclassification of certain industrial development and pollution control bonds that become due in the first nine months of 1998. The Company is in the process of extending the maturity of $25 million of these industrial development and pollution control bonds, subject to approval of the bondholders. Reissuance of the bonds, expected to be completed in the fourth quarter of 1997, will extend their maturity for fifteen years to the year 2013.

     KNOWN EVENTS, TRENDS AND UNCERTAINTIES

         Environmental Matters - The Company is subject to a wide range of federal, state and local laws, regulations and ordinances pertaining to the protection of the environment. These laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. These laws also create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances which may, as a result, require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Most manufacturing plants in the industry have typically disposed of cement kiln dust (CKD), a by-product of the cement manufacturing process, in and around their respective plant sites since the inception of cement manufacturing operations. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The regulatory status of CKD is governed by the so-called Bevill amendment, enacted as part of the Solid Waste Disposal Act Amendments of 1980. Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, was excluded from regulation as hazardous waste under the Resource Conservation and Recovery Act (RCRA), Subtitle C, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency (U.S. EPA). Although the U.S. EPA in a 1995 decision determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards. This rulemaking is not expected to require the Company to manage CKD as a RCRA hazardous waste and the Bevill amendment exemption will remain in effect for CKD until issuance of the new CKD management standards. It is estimated that the proposed new standards for CKD will be published in early 1998. A change in the status of CKD may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

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

     Labor Dispute - Certain employees at the Company's Transit Mixed Concrete Company (Transmix) ready-mixed concrete operations in southern California are represented by Local Union No. 420 (Local No. 420) and certain other Transmix employees are represented by Local Union No. 186 (Local No. 186) of the
International Brotherhood of Teamsters. Transmix's collective bargaining agreement with Local No. 420 expired in April 1997. After extensions to the agreement, the Company implemented its "best, last and final" offer on June 30, 1997. The employees represented by Local No. 420 went on strike, however, as of September 30, 1997, all had returned to work or the Company had hired replacement workers. The extension to Transmix's collective bargaining agreement with Local No. 186 expired on July 15, 1997, but the employees represented by Local No. 186 continued to work without an agreement. The Company implemented a portion of its "best, last and final" offer during the third quarter of 1997 and the remainder shortly thereafter. The Transmix employees represented by Local No. 186 have continued to work under these revised terms.

     Other - The Company has certain other commitments and contingent liabilities incurred in the ordinary course of business including, among other things, being a named defendant in lawsuits related to various matters involving personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. These various commitments and contingent liabilities, in the judgment of management, will not result in losses which would materially affect its consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including, among others, personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not materially exceed the amounts accrued on the Company's books as of September 30, 1997 and will have no material adverse effect on the consolidated financial position of the Company. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

(a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

(b) The Company previously owned two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation (USX). In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. (GEC) v. Southdown, Inc., Case No. C-3-93-270) alleging the

         Company is in violation of the Clean Water Act by virtue of the discharge of pollutants in connection with the runoff of stormwater and groundwater from the larger of these two sites (USX Site) and is seeking injunctive relief, unspecified civil penalties and attorney's fees, including expert witness fees (GEC Case). In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) (USX Case). In December 1994, GEC agreed to a separate out-of-court settlement which included a cash payment by the Company to GEC and a covenant by the Company not to store, burn or dispose of hazardous wastes at the Ohio cement plant. As a result of the settlement, the GEC Case was stayed pending the completion of a Phase II investigation in the USX Case.

         On September 30, 1997, the Company sold the property that is the subject of these lawsuits to independent third parties. The property was sold "as is, where is" and the Company assumed no obligations to remediate the property. Because of the transaction, the Company is negotiating a stipulated dismissal of this lawsuit with USX Corporation. Also, since the Company no longer owns this property, the Company believes it should have no ongoing obligation under the Clean Water Act to obtain a permit for the alleged discharge from the property, which is the sole allegation in the GEC Case. The Court has ordered the parties to attend a settlement conference with the Court. A date for this conference has not been established as of this writing. The Company intends to move the Court for a dismissal of the GEC Case based on the recent transaction.

(c)  In the matter of Jack  Blair,  et al. vs.  Ideal  Basic  Industries,  Inc.,
     United Cement, Lime, Gypsum and Allied Workers International Union, and Dixie Cement Company (Chancery Court of Knox County, Tennessee, No. 03A1-CH-00029), the plaintiffs were fifteen former employees of Ideal Basic Industries, Inc. (Ideal), and the defendants were Ideal, Dixie Cement Company (Dixie) (a subsidiary of Moore McCormack Resources, Inc., which was acquired by the Company in 1988), and the United Cement, Lime, Gypsum and Allied Workers International Union (Union). The Union and Plaintiffs reached a separate settlement agreement in early 1996 and Plaintiffs' claim against the Union has been dismissed. In September 1997, the Company and Plaintiffs reached a final settlement agreement and the Plaintiff's claim against Ideal and Dixie have been dismissed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         11      Statement of Computation of Per Share Earnings

         15 Independent Accountants' Letter re Unaudited Interim Financial Information

         27      Financial Data Schedule

(b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        SOUTHDOWN, INC.
                                                         (Registrant)



Date:                 , 1997                  By:       JAMES L. PERSKY
       --------------                            -------------------------------
                                                        James L. Persky
                                                    Executive Vice President-
                                                    Finance & Administration
                                                  (Principal Financial Officer)



Date:                 , 1997                  By:        ALLAN KORSAKOV
      ---------------                             ------------------------------
                                                         Allan Korsakov
                                                      Corporate Controller
                                                 (Principal Accounting Officer)