Form 10-K405
period 1997-12-31
SOUTHDOWN INC
filed 1998-03-06
CIK 313058

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM_____________________ TO ____________________

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X   NO
                                       ---     ---

        As of January 31, 1997, the number of shares of common stock outstanding was 23.6 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, Inc. was approximately $1.47 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1997 are incorporated by reference into Part III.




===============================================================================

                                TABLE OF CONTENTS



                                                       PART I                                               PAGE
                                                                                                            ----

Item  1.     Business.....................................................................................    1
                General...................................................................................    1
                Industry .................................................................................    1
                Business Strategy.........................................................................    1
                Cement Operations.........................................................................    2
                Concrete Products Operations..............................................................    8
                Environmental Matters.....................................................................    9
                Employees.................................................................................   12
                Segment Information.......................................................................   12

Item  2.     Properties...................................................................................   12

Item  3.     Legal Proceedings............................................................................   13

Item  4.     Submission of Matters to a Vote of Security Holders..........................................   14

                                                       PART II

Item  5.     Market for Registrant's Common Equity and Related Security Holder
                Matters...................................................................................   15

Item  6.     Selected Financial Data......................................................................   16

Item  7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................................   17

Item  8.     Financial Statements and Supplementary Data..................................................   29

Item  9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................................................   60

                                                      PART III

Item 10.     Directors and Executive Officers of the Registrant...........................................   60

Item 11.     Executive Compensation.......................................................................   60

Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................   60

Item 13.     Certain Relationships and Related Transactions...............................................   60

                                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................   60


                                    P A R T I

ITEM 1.      BUSINESS.

GENERAL

         Southdown, Inc. (the "Company") was organized in Louisiana in 1930 and maintains its principal executive offices at 1200 Smith Street, Suite 2400, Houston, Texas 77002-4486, telephone (713) 650-6200. Substantially all of Southdown's cement and concrete products operations are conducted at the parent company level. Unless the context indicates to the contrary, the terms "Southdown" and the "Company" as used herein should be understood to include subsidiaries of Southdown and predecessor corporations.

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

INDUSTRY

         Demand for cement is derived from the demand for concrete products which, in turn, is dependent on the demand for construction. According to estimates of the Portland Cement Association ("PCA"), the industry's primary trade organization, the three construction sectors that are the major components of cement consumption are (i) public works construction, including public buildings, (ii) commercial and industrial construction, and (iii) residential construction, which comprised 54%, 17% and 23%, respectively, of U.S. cement consumption in 1996, the most recent period for which such data are available. Construction spending and cement consumption have historically fluctuated widely. The construction sector, and hence demand for cement and concrete, is affected by the general condition of the economy and prevailing interest rates, and can exhibit substantial variations in activity across the country as a result of the differing cycles and structures of regional economies. The impact on the Company of regional construction cycles may be mitigated to some degree by its geographic diversification. Because of the high fixed-cost nature of the business, however, the overall profitability of cement manufacturers, including the Company, is sensitive to variations in sales volumes and shifts in the balance between supply and demand. The Company's business is seasonal to the extent that construction activity tends to diminish during the winter months in many areas of the country and during other periods of inclement weather.

BUSINESS STRATEGY

         To enhance profitability and return on investment, the Company intends to continue to focus on its core business through internal and external growth opportunities, improving productivity and enhancing the Company's market position. The Company plans to continue to take advantage of opportunities for internal growth by modernizing and expanding certain of its existing cement plants. In 1997, the Company completed a major capital project to modernize, upgrade and expand its Fairborn, Ohio cement plant which increased the plant's annual productive capacity by approximately 100,000 tons and significantly reduced manufacturing costs. The Company also initiated a multi-phased capital project during 1997 which is currently planned to expand the productive capacity of its Victorville, California cement plant by approximately 650,000 tons per year. The first phase of this project was largely completed during 1997 and will add approximately 300,000 tons to the plant's annual capacity for 1998. The second phase of the project, which is currently in the engineering phase, is expected to provide an additional 350,000 tons of capacity available in 1999. The Company's 1998 capital program also includes projects which are designed to expand the annual cement capacity of the Lyons, Colorado and Brooksville, Florida plants by approximately 75,000 tons and 90,000 tons, respectively. Another project, planned for completion during 2000, is expected to expand the capacity of the Company's Kosmosdale, Kentucky cement plant by as much as 500,000 tons per year. Other capacity expansions and efficiency modifications are also being evaluated. In the Company's two largest markets, Florida and southern California, the Company has strengthened its market position through the acquisition of additional cement terminals and ready-mixed concrete operations. The Company will continue to evaluate other internal and external opportunities to expand and improve its competitive position and increase profitability. Further, in an effort to increase the demand for cement and concrete, the Company is taking a leadership role in the industry=s development of new promotional programs to increase concrete=s market share in certain applications relative to other building products. In addition, the Company will continue to pursue antidumping actions, if necessary, to prevent unfairly priced foreign cement from adversely impacting the Company's markets.

CEMENT OPERATIONS

     COMPANY OPERATIONS

         Cement is the basic binding agent for concrete, a primary construction material. The Company's cement products are produced primarily from raw materials found at or near the Company's plant locations. Depending upon the process at individual plants, production of one ton of finished product consumes approximately 1.6 tons of raw material. The principal raw material used in the production of portland cement is calcium carbonate found in the form of limestone. The Company's total estimated recoverable reserves of limestone are approximately 740 million tons located on approximately 20,000 acres, most of which are owned by the Company in fee. Other raw materials, used in substantially smaller portions than limestone, include sand, iron ore or other iron bearing materials, clay and gypsum. When not found in adequate amounts in the Company's quarries, these materials are purchased from outside suppliers.

         The manufacture of portland cement primarily involves the crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then processed in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to produce finished cement. As fuel is a major component in the cost of producing clinker, the pyroprocessing systems of most modern cement plants, including seven of the eight plants operated by the Company, incorporate some form of the more fuel efficient "dry process" technology. In preheater/precalciner kilns, the most modern application of this technology, the raw materials are initially introduced into a preheater tower that utilizes hot exhaust gases from the kiln to effect partial calcination of the raw materials before they enter the rotary kiln. At present, kilns utilizing some variation of the dry process manufacturing technology comprise approximately 95% of the Company's clinker capacity. In contrast, based on 1996 data, the most current information available, the PCA estimates that approximately 72% of the domestic cement industry's capacity utilizes "dry process" technology.

         The Company's cement production facilities are located in California, Florida, Kentucky, Ohio, Tennessee, Texas, Colorado and Pennsylvania. These plants have a combined cement manufacturing capacity of approximately 7.1 million tons (6.8 million tons, excluding the joint venture interests of others). All of the facilities are wholly-owned except for the Kentucky and Pennsylvania plants. These two plants are owned by Kosmos Cement Company ("Kosmos Cement"), a joint venture owned 75% by the Company and 25% by Lone Star Industries, Inc. ("Lone Star"). The Company is the operator of all eight plants, including the two joint venture plants.

         The following table sets forth certain information regarding the Company's cement plants at December 31, 1997:

-------------------------------------------------------------------------------------------------------------------

                                                                            ANNUAL
                                NO.              CLINKER                    CEMENT                 ESTIMATED
                                 OF           MANUFACTURING              CAPACITY (1)               LIFE OF
      PLANT LOCATION           KILNS             PROCESS              (IN 000 TONS) (2)        LIMESTONE RESERVES
      --------------           -----             -------              -------------            ------------------
------------------------------------------------------------------------------------------------------------------

  Victorville, California        2        Preheater/precalciner           1,950                     70+ years
                                              Long dry kiln

   Brooksville, Florida          2              Preheater                 1,304                     90+ years

 Kosmosdale, Kentucky (3)        1              Preheater                   850                    100+ years

      Fairborn, Ohio             1              Preheater                   750                     45+ years

   Knoxville, Tennessee          1        Preheater/precalciner             750                     65+ years

       Odessa, Texas             2              Preheater                   560                    100+ years
                                              Long dry kiln

      Lyons, Colorado            1        Preheater/precalciner             520                     20+ years

 Pittsburgh, Pennsylvania(3)     1                 Wet                      408                     30 years(4)

------------------------------------------------------------------------------------------------------------------

----------------------------

(1) Based on clinker capacity at December 31, 1997 converted to cement at each plant's 1997 product mix.

(2) All references to "tons" in this table and throughout this document are to U.S. short tons (2,000 pounds).

(3) Owned by Kosmos Cement. The Company owns 75% of the joint venture and operates the joint venture's plants, sales offices and terminals.

(4) The Company has a long-term supply agreement with an independent third party to provide limestone for this plant.


         As a result of continued high uptime and demand, the ratio of actual clinker production to rated kiln capacity was approximately 98% in each of the three years ended 1997. During each of the past three years, the Company has also purchased cement from others for resale. In 1997, 7.7% of the cement sold by the Company was acquired from third parties compared with 6.2% in 1996 and 7.5% in 1995.

         During 1997, the Company sold approximately 7.3 million tons of cement compared with 7 million tons in 1996 and 6.3 million tons in 1995. Excluding the joint venture interests of others, sales volumes were 7 million tons, 6.7 million tons and 6.1 million tons for 1997, 1996 and 1995, respectively. High levels of construction activity in most regions of the country during the last several years has resulted in a more favorable balance in the supply and demand for cement which, in turn, has allowed sales prices to rise. During 1997, the industry continued to benefit from demand growth and higher sales prices. As a consequence of these improvements in market conditions, the Company's cement segment revenues and earnings have followed a pattern of continued growth since 1991.

         Although industry capacity has remained relatively stable in recent years, according to the PCA total U.S. clinker capacity at the end of 1996, the most recent data available, had declined by 7.3 million tons or 8% from its peak in 1975. During the last few years, several companies, including the Company, have announced or undertaken capital projects to enhance the productivity and incrementally expand the capacity of existing cement manufacturing facilities.

COMPETITION

         On the basis of statistics published by the PCA, the Company believes that, as of the end of 1996, the most recent period for which such data is available, it ranked third in total active cement manufacturing capacity among the 46 cement producers (including joint ventures) in the U.S. as set forth in the following table:

--------------------------------------------------------------------------------------------------------------------

                            U.S. CLINKER (1)
                                               PERCENT OF
      RANK                     CAPACITY      U.S. INDUSTRY                          COMPANY NAME
                              (000 TONS)
--------------------------------------------------------------------------------------------------------------------

        1                    11,113               13.3%          Holnam, Inc.
        2                     6,613                 7.9          Lafarge Corporation
        3                     5,806                 6.9          Southdown, Inc.
        4                     5,507                 6.6          CBR-HCI Construction Materials Corporation
        5                     5,339                 6.4          Ash Grove Cement Company
        6                     4,942                 5.9          Blue Circle, Inc.
        7                     4,170                 5.0          Essroc Corporation
        8                     3,945                 4.7          Lone Star Industries, Inc.
        9                     3,550                 4.2          Medusa Cement Company
       10                     3,136                 3.8          California Portland Cement Company
                            -------             -------
                             54,121                64.7          Total Top Ten
                             29,478                35.3          Others
                            -------             -------
                             83,599              100.0%          Total Industry
                            -------             -------

--------------------------------------------------------------------------------------------------------------------

Source: Portland Cement Association. Clinker capacity for joint venture operations is based on each company's ownership interest.

----------------------------

(1)        In general, one ton of clinker will
           produce approximately 1.05 tons of cement although this conversion varies depending on the type of cement being produced and other factors.


         The cost of transporting cement is high relative to the value of the product and, therefore, cement markets are generally regional. The majority of the Company's cement sales are made directly to users of portland and masonry cements, generally within a radius of approximately 200 miles of each plant. However, access to water transport, which is less expensive than truck or rail shipment, can effectively expand the market area of a particular production facility.

         The following table presents information regarding the market area served by each of the Company's plants and the Company's estimate of the number of competitors serving the same market area.

--------------------------------------------------------------------------------------------------------------------
       PLANT LOCATION                PRINCIPAL MARKET AREA SERVED*               NUMBER OF MAJOR COMPETITORS**
--------------------------------------------------------------------------------------------------------------------

Victorville, California       Southern California, Arizona and southern   Six cement producers and four deepwater
                              Nevada                                      import facilities

Brooksville, Florida          Florida                                     Three cement producers and eleven
                                                                          deepwater import facilities

Kosmosdale, Kentucky          Kentucky, West Virginia and portions of     Eight cement producers
                              Ohio, Indiana and Tennessee

Fairborn, Ohio                Central and southern Ohio, eastern and      Eight cement producers
                              southern Indiana

Knoxville, Tennessee          Eastern Tennessee, North Carolina, and      Nine cement producers and one deepwater
                              portions of Kentucky, Virginia, South       import facility
                              Carolina, Georgia and Alabama

Odessa, Texas                 West Texas and Texas Panhandle, eastern     Seven cement producers and an import
                              New Mexico, western Oklahoma,               facility
                              southeastern Colorado and
                              southwestern Kansas

Lyons, Colorado               Northern and central Colorado and           Three cement producers
                              southeastern Wyoming

Pittsburgh, Pennsylvania      Western Pennsylvania and portions of West   Five cement producers
                              Virginia and Ohio

--------------------------------------------------------------------------------------------------------------------

*    Includes markets served by the Company's cement distribution terminals.
** Number of major producers and import facilities in competition with the Company.


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

     The primary purchasers of cement in each of the Company's regional markets are ready-mixed concrete companies. Except with respect to certain major construction projects, it is not common in the industry to enter into long-term sales contracts. Although the Company has occasionally entered into long-term contracts in prior years, it had no such contracts during 1997. From time-to-time, the Company has entered into annual sales contracts with other cement manufacturers or distributors, but no one customer represents 10% or more of the Company's consolidated revenues. As a result of the Company=s vertical integration, approximately 40% of the cement sold by the Company's Brooksville, Florida plant in each of the three years ended December 31, 1997 was sold to the Company's Florida ready-mixed concrete products operations. Approximately 19%, 18% and 14%, respectively, of the cement sold by the Company's California plant in the years ended December 31, 1997, 1996 and 1995 was sold to the Company's California ready-mixed concrete operations. Other principal customers are manufacturers of concrete products such as blocks, roof tiles, pipes and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, construction contractors and, in some regions, oil well cementing companies. Approximately 58% of the Company's Texas plant's cement sales volume consisted of sales to oil well cementing companies for each of the three years ended December 31, 1997.

     The Company's sales efforts are concentrated in its eight sales offices. In addition, the Company utilizes a network of cement distribution terminals which serves to broaden the Company's marketing area. These cement sales offices and distribution terminals are located as follows:

------------------------------------------------------          ----------------------------------------------------

                CEMENT SALES OFFICES                                       CEMENT DISTRIBUTION TERMINALS
------------------------------------------------------          ----------------------------------------------------
        STATE                            CITY                          STATE                           CITY
----------------------- -------- ---------------------          --------------------- -------- ---------------------
      California                         Brea                         Arizona                        Phoenix
       Colorado                         Denver                       California                     La Mirada
       Florida                       Brooksville                      Colorado                       Florence
       Kentucky                      Kosmosdale*                      Florida                      Jacksonville
         Ohio                          Fairborn                       Florida                         Miami
     Pennsylvania                    Pittsburgh *                     Florida                       Palm Beach
      Tennessee                       Knoxville                       Florida                       Pensacola
        Texas                           Odessa                        Florida                      Tallahassee
                                                                      Florida                         Tampa
                                                                      Georgia                        Atlanta
                                                                      Kentucky                      Lexington*
                                                                   North Carolina                  Castle Hayne
                                                                   North Carolina                  Statesville
                                                                   North Carolina                   Wilmington
                                                                        Ohio                       Cincinnati*
                                                                     Tennessee                     Grey Station
                                                                     Tennessee                      Kingsport
                                                                       Texas                         Amarillo
                                                                   West Virginia                   Charleston*
                                                                   West Virginia                   Huntington*
   ---------------

* Owned by Kosmos Cement. The Company operates the joint venture's plants, sales offices and terminals.


     Import Competition - Historically, cement imports into the U.S. have increased primarily to supplement domestic cement production during peak demand periods. During the 1980's, however, competition from low priced imported cement in most coastal and border areas of the U.S. grew significantly. According to the PCA, U.S. consumption of foreign cement increased from approximately 4% of total U.S. consumption in 1982 to a peak of approximately 20% in 1987. The large volume of low priced imported cement, especially in the southern part of the U.S. from California to Florida, depressed cement prices during a period of strong growth in cement consumption.

     In response to the surge of unfairly priced imports, groups of U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in subsequent years, against imports from Japan and Venezuela. Based upon affirmative final determinations of the International Trade Commission ("ITC") and the Department of Commerce

("DOC"), an antidumping order was imposed against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S., and (ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers. The Company and other U.S. producers have benefited substantially from the antidumping orders and the suspension agreement.

     As a result of these orders, importers must tender antidumping duty cash deposits to the U.S. Customs Service with each entry of cement or clinker from Mexico or Japan equal to the customs value of the cement times the cash deposit rate applicable to the exporter. In the case of Japan, imports of cement and clinker have declined precipitously since the imposition of antidumping duty cash deposits. Although imports from Mexico have continued, they declined sharply after the antidumping order and remain far below pre-order levels. The dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC. In addition, legislation passed by the U.S. Congress in December 1994 requires the initiation of "sunset" reviews of the antidumping orders prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect for at least five more years.

     In the case of Mexico, the dumping margins are subject to appeal to binational dispute panels under the North American Free Trade Agreement ("NAFTA"). NAFTA has thus far had no material adverse effect on the antidumping duty cash deposit rates imposed on gray portland cement and clinker imported by Cemex, the principal Mexican exporter. On September 13, 1996, a NAFTA binational dispute resolution panel unanimously rejected Cemex's appeal of the DOC's final results of the third administrative review. The binational panel found that DOC's initiation of the original investigation was consistent with U.S. and international law and rejected Cemex's claim that an unadopted 1992 recommendation by a General Agreement on Tariffs and Trade dispute resolution panel required DOC to terminate the antidumping order. In the third administrative review, DOC determined a dumping margin for Cemex of 62% based on using the margin from the original investigation as best information available ("BIA"). The panel found that DOC had properly used BIA because of Cemex's refusal to provide DOC with requested information on Cemex's home market pricing of cement.

     DOC has also found significant dumping margins in all other administrative reviews of the antidumping order on Mexican cement. The final margin was 61% in the first review, 109% in the second review and the fourth review and 74% in the fifth review. The final results of the fourth and fifth administrative reviews have been appealed to NAFTA binational panels. Cemex's estimated liability for antidumping duties exceeds $120 million for its entries during the first five review periods. The sixth and seventh administrative reviews are pending before the DOC.

     A substantial reduction or elimination of the existing antidumping duties or elimination of the suspension agreement as a result of adverse rulings in appeals, future administrative reviews or sunset reviews, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations. U.S. imports of foreign cement began to increase in the mid-1990's as U.S. cement consumption began its recovery. The PCA has estimated that imports represented approximately 18% of U.S. consumption in 1997 as compared with approximately 16% in both 1996 and 1995. During this recent period of strong demand, however, and as a result of the outstanding antidumping orders and the suspension agreement, the prices of cement imports have risen. Unlike the imports during the 1980's, most imports during the 1990's to date have played a supplementary rather than a disruptive role. The Company owns or leases a total of four cement terminals in locations capable of receiving imported cement. To supplement its production capacity, the Company sought to meet excess demand with limited purchases of imported cement in 1994 and increased purchases of imported cement in 1995, 1996 and 1997.

CONCRETE PRODUCTS

     COMPANY OPERATIONS

     Ready-mixed concrete is a versatile, low-cost building material used in almost all construction applications. Concrete is produced in batch plants by mixing stone, sand, water and admixtures with cement, the basic binding agent, and is transported to the customer's job site in mixer trucks. The Company has vertically integrated its operations in the regional vicinity of its two largest cement plants, which are located in Florida and in southern California. During the last three years, the Florida concrete products operations have consumed approximately 40% of the cement sold by the Company's Florida cement plant, while the southern California concrete products operations have purchased between 14% and 19% of the cement sold by the Company's California cement plant. The Company believes that this vertical integration into ready-mixed concrete and concrete products enhances its overall competitive position in these markets, where most cement producers are vertically integrated.

     The Company, doing business in southern California as Transit Mixed Concrete Company ("Transmix") and City Concrete Products and through the Company's subsidiary, is a producer of ready-mixed concrete in that area and is a supplier of aggregate in southern California. Transmix and the Company's other concrete affiliates in California sell primarily to commercial and industrial builders, as well as contractors on public construction projects. The Company, doing business as Florida Mining & Materials Concrete Corp. ("Florida Mining"), is a major producer and supplier of ready-mixed concrete and concrete masonry in Florida. Florida Mining's sales include a high percentage of sales to residential builders.

     The Company's Concrete Products segment operates a combined total of approximately 600 ready-mixed concrete trucks, approximately 66 batch plants, 12 concrete block plants and, in California, two aggregate quarries, one of which is under a long-term lease. The Company's estimate of its combined annual practical capacity as of December 31, 1997 is in excess of 5 million cubic yards. The Company's concrete products operations in California and Florida each purchase most of their cement from the Company's cement plant in California and Florida, respectively. The southern California concrete products operation extracts sand and gravel for use in its operations primarily from the two California aggregate quarries. The Company presently purchases sand and gravel for use in its Florida ready-mixed concrete operations under a long-term aggregate supply contract. Alternative supplies of cement and aggregate are readily available from other sources, if necessary.

   MARKET CONDITIONS

     The demand for concrete products is derived from the demand for construction. The construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable interest rates and cyclical fluctuations in regional economies. The burden of relatively high fixed costs results in a disproportionate impact on profits from only minor variations in sales volume. Seasonal factors are not as significant in the market areas served by the Company's concrete products businesses as in some markets, but construction activity tends to diminish during prolonged periods of inclement weather. In 1997, Company sales volumes were 3.7 million cubic yards of ready-mixed concrete and approximately 3.2 million tons of aggregate (1.4 million tons to third parties). In 1996 and 1995 ready-mixed concrete sales volumes totaled approximately 3.7 million cubic yards and 3.4 million cubic yards, respectively, while sales volumes for the Company's southern California aggregate operations were approximately 3 million tons (1.4 million tons to third parties) in both years.

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

ENVIRONMENTAL MATTERS

     The Company is subject to a wide range of federal, state and local laws, regulations and ordinances pertaining to the protection of the environment. The most significant of these federal laws are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), the Federal Water Pollution Control Act (commonly known as the "Clean Water Act") and the Clean Air Act (as amended in 1990). These laws regulate water discharges and air emissions, as well as the release of hazardous substances. CERCLA creates joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances which may, as a result, require the Company to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

     The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments may result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. In addition, the U.S. Environmental Protection Agency ("U.S. EPA") is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors. To the contrary, given the age, condition, design and other features of the Company's cement manufacturing facilities, these more stringent standards may enhance the Company's competitive position.

     Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, in accordance with industry practice, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Several of the Company's previously and currently owned facilities are the subject of various local, state or federal environmental proceedings and inquiries, including being named a potentially responsible party with regard to Superfund sites, primarily at locations to which they are alleged to have shipped materials for disposal. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. Based on information developed to date, the Company has no reason to believe it will be required to spend significant sums on these matters in excess of the amounts provided for in the Company's financial statements. However, until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, the ultimate cost that might be incurred by the Company to resolve these environmental matters cannot be assured.

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

     The Company's compliance with the exacting requirements and varying interpretations of applicable laws and regulations related to the protection of human health and the environment requires substantial expenditures and significant amounts of management time and energy. Although the Company does not maintain records that segregate such costs from the other costs of on-going operations, management believes recurring environmental compliance costs are a material component of total costs. In addition to current period expenses, the Company typically spends several million dollars a year on capital projects related to environmental compliance. Approximately $6 million, 6% of the budgeted 1998 capital expenditures, is related to compliance with environmental regulations.

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

     Cement Kiln Dust - Cement kiln dust ("CKD") is a by-product of the cement manufacturing process. The regulatory status of CKD is governed by the so-called Bevill amendment, enacted as part of the Solid Waste Disposal Act Amendments of 1980. Under the Bevill amendment, CKD, along with several other low hazard, high volume wastes identified by Congress, was excluded from regulation as hazardous waste under the Resource Conservation and Recovery Act ("RCRA"), Subtitle C, pending completion of a study and recommendations to Congress by the U.S. EPA. On January 31, 1995, the U.S. EPA issued its decision on the regulatory status of CKD. Although the U.S. EPA determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards. This rulemaking is not expected to identify CKD as a RCRA hazardous waste and the Bevill amendment exemption will remain in effect for CKD until issuance of the new CKD management standards. It is estimated that the new standards for CKD will be proposed in mid-1998. These CKD standards may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

     Most manufacturing plants in the industry have typically disposed of CKD in and around their respective plant sites since the inception of cement manufacturing operations. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Leaching has led to the classification of at least three CKD disposal sites of other companies as federal Superfund sites. Over the period from mid-1991 through the end of 1995, as information became available, the Company recorded charges aggregating approximately $13.3 million relating to a remediation project at an inactive CKD disposal site in Ohio. The Company has expended a total of approximately $12.4 million of the reserved amount on remediation of the site through January 31, 1998. In late 1996, the Company submitted to the Ohio Environmental Protection Agency ("OEPA") a Feasibility Study report which identified various remedial alternatives to address long term control of releases from the CKD disposal site. The OEPA is currently reviewing this report and the Company is awaiting final action on the site. The unexpended portion of the total accrued liability is intended to cover the costs for this final remedy. Until the OEPA renders a final decision on the Feasibility Study report, the Company is unable to determine what additional costs, if any, may be incurred on the project. No substantial investigative work has been undertaken at the Company's other inactive CKD disposal sites around the country to determine if remedial action is required and, if so, the extent of any such remedial action.

     Concrete Products - As with the cement operations, the concrete products operations are presently the subject of extensive local, state or federal environmental laws and regulations. The Company, along with other entities with operations in the San Gabriel basin in the vicinity of Azusa, California, has received notices of potential responsibility and requests for information by the U.S. EPA. The Company presently leases and operates a quarry in the vicinity of Azusa which the Company sold, together with a related landfill, to a subsidiary of Browning-Ferris Industries, Inc. ("BFI") in 1987.


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

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 2,400 persons, including approximately 1,100 in the cement manufacturing operations, 1,200 in the concrete products operations and the remainder in the corporate office. Approximately 31% of the employees are represented by collective bargaining units, primarily the International Brotherhood of Boilermakers for the cement plants and the International Brotherhood of Teamsters at the Company's unionized concrete products operations in California. Collective bargaining agreements are in effect at all the Company's cement plants, except for the non-union facility located in Florida. The Company negotiated extensively with two Teamster local unions representing employees at the southern California ready-mixed operations to renew contracts which expired April 1, 1997. These negotiations did not result in agreements and the employees represented by one of the local unions struck the Company on June 30, 1997, when the Company implemented its last offer. The Company continued operations and replaced those employees who refused to return to work. The Teamsters local filed unfair labor practice charges with the National Labor Relations Board against the Company. The Board dismissed the charges and the Teamsters have filed an appeal. Negotiations continued with the other Teamsters local until October 1997. Agreement could not be reached and the Company implemented its final offer on November 3, 1997. The employees represented by this local continued to work under the implemented terms and conditions. The Teamsters local filed unfair labor practice charges with the National Labor Relations Board against the Company and the Company is in the process of responding to these charges. The employees previously represented by the International Union of Operating Engineers in the concrete products operations in California filed a decertification petition with the National Labor Relations Board and on June 24, 1997 voted to decertify the union. These employees are therefore no longer represented by the Operating Engineers.

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

ITEM 3.        LEGAL PROCEEDINGS

     In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not materially exceed the amounts accrued on the Company's books as of December 31, 1997 and will have no material adverse effect on the consolidated financial statements of the Company.

     (a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

     (b) The Company previously owned two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation ("USX"). In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. ("GEC") v. Southdown, Inc., Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the alleged discharge of pollutants in connection with the runoff of stormwater and groundwater from the larger of these two sites ("USX Site") and is seeking injunctive relief, unspecified civil penalties and attorney's fees, including expert witness fees ("GEC Case"). In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) ("USX Case"). On September 30, 1997, the Company sold the property that is the subject of these lawsuits to independent third parties. The property was sold "as is, where is" and the Company assumed no obligations to remediate the property. The USX Case was dismissed on November 13, 1997, without prejudice. Since the Company no longer owns this property, the Company believes it should have no ongoing obligation under the Clean Water Act to obtain a permit for the alleged discharge from the property, which is the sole allegation in the GEC Case. The Company intends to move the Court for a dismissal of the GEC Case based on the recent transaction. GEC, however, opposes the Company's position.

     (c) On December 20, 1996, the Company filed a lawsuit against Leslie S. Allen, a prior owner of the Company's former Allworth, Alabama hazardous waste processing facility for any investigation and cleanup costs resulting from contamination of the facility during Mr. Allen's ownership. The Company is seeking a judgment declaring Mr. Allen liable for all costs and damages, directing Mr. Allen to reimburse the Company for any and all cleanup costs, and awarding the Company punitive damages and attorney's fees. That case is captioned Southdown, Inc. v. Leslie S. Allen, Case No. CV-96-N-3300-S (N.D. AL).


     This action arises from historic soil and groundwater contamination that the Company was first made aware of from sampling analysis conducted by potential purchasers of the Allworth facility in late 1994 and the first quarter of 1995. Although the Company conveyed the Allworth facility to Nortru, Inc. on April 28, 1995 through a Stock Purchase Agreement, as a condition of that conveyance, the Company assumed all liability relating to soil and underground contamination at the facility and agreed to remediate the contamination to the extent required by law.

     The Company has undertaken the first phase of investigation of the contamination at the facility, through a qualified consultant. Preliminary reports indicate that there is some contamination of the groundwater. However, the Company's consultant has not yet determined the scope of the contamination, nor has it been determined whether any cleanup will be required. Accordingly, it is not possible to determine if the Company's loss exposure is material. In any event, the lawsuit against the prior owner could significantly reduce or eliminate the Company's loss exposure.

     (d) On September 12, 1997, Region 4 of the United States Environmental Protection Agency ("EPA") issued an administrative Order Requiring Corrective Action ("Order") to Southdown, which is identified in the Order as "doing business as" Kosmos Cement Company, directing the Company to perform confirmatory sampling at seven areas identified as "solid waste management units" ("SWMUs") at the Kosmos Cement Company plant in Louisville, Kentucky. That Order, which is captioned as In the Matter of Southdown, Inc d/b/a Kosmos Cement Company, Docket No. 97-15-R (EPA, Region 4), was issued under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). EPA contends that it has "corrective action" authority under RCRA Section 3008(h) in light of the Kosmos Cement Company's previous efforts to burn hazardous waste as a fuel. EPA contends that under this authority it may require Southdown to investigate the SWMUs at the Kosmos Cement Company facility and to remediate the SWMUs should the sampling identify releases of hazardous constituents from the SWMUs that pose a significant risk to human health or the environment. Southdown has the right under the Order to respond to EPA's allegations, to take the matter to an administrative hearing and/or to seek settlement.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                   P A R T I I

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET PRICES AND DIVIDENDS ON COMMON STOCK AND SHAREHOLDER INFORMATION

     The Company's common stock is traded on the New York Stock Exchange (Symbol: SDW). The following table sets forth the high and low sales prices of the stock for the indicated periods as reported by the NYSE.


         FISCAL YEAR 1997                                     HIGH                   LOW                DIVIDEND
         ---------------------------------------      ---------------------   -------------------   ----------------
         First Quarter, ended March 1997                       $36.88                $29.00                $0.10

         Second Quarter, ended June 1997                        44.63                 33.13                 0.10

         Third Quarter, ended September 1997                    54.63                 41.63                 0.10

         Fourth Quarter, ended December 1997                    59.44                 51.75                 0.10


         FISCAL YEAR 1996                                    HIGH                    LOW                 DIVIDEND
         ---------------------------------------      ---------------------   -------------------   ----------------
         First Quarter, ended March 1996                       $24.50                $18.00                $0.10

         Second Quarter, ended June 1996                        24.88                 20.75                 0.10

         Third Quarter, ended September 1996                    25.75                 19.50                 0.10

         Fourth Quarter, ended December 1996                    32.88                 24.50                 0.10


     On February 2, 1998, the Board of Directors approved the payment of a ninth consecutive $0.10 per share quarterly dividend on the Company's common stock. The dividend was paid on February 27, 1998 to shareholders of record on February 13, 1998.

     For certain information describing the Company's capital stock, rights plan and change in control provisions, see Note 18 of Notes to Consolidated Financial Statements.

     On January 31, 1998, there were 1,565 holders of record of the Company's common stock. On January 31, 1998, the closing price of the stock was $63.0625.

ITEM 6.SELECTED FINANCIAL DATA.

                                                  YEARS ENDED DECEMBER 31, (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                  -----------------------------------------------------------------
                                                        1997         1996          1995          1994          1993
                                                        ----         ----          ----          ----          ----
Revenues                                               $ 719.2      $ 664.4       $ 596.1       $ 560.3       $ 507.7
                                                       =======      =======       =======       =======       =======

Earnings from continuing operations                    $  96.7      $  71.2       $  47.5       $  30.1       $   3.6
Loss from discontinued environmental services
 operations, net of income taxes (1)                        --           --            --          (5.9)         (3.6)
Loss on disposition of discontinued environmental
 services operations, net of income taxes (1)               --           --            --         (21.6)           --
Extraordinary charge, net of income taxes (2)               --        (11.5)           --            --          (1.0)
Cumulative effect of change in accounting
 principle, net of income taxes (3)                         --           --            --            --         (48.5)
                                                       -------      -------       -------       -------       -------
Net earnings (loss)                                    $  96.7      $  59.7       $  47.5       $   2.6       $ (49.5)
                                                       =======      =======       =======       =======       =======
Basic earnings (loss) per share -
 Continuing operations                                 $  4.23      $  3.50       $  2.18       $  1.20       $ (0.09)
 Loss from discontinued environmental services
    operations, net of income taxes (1)                     --           --            --         (0.34)        (0.21)
 Loss on disposition of discontinued environmental
    services operations, net of income taxes (1)            --           --            --         (1.26)           --
 Extraordinary charge, net of income taxes (2)              --        (0.64)           --            --         (0.06)
 Cumulative effect of change in accounting
    principle, net of income taxes (3)                      --           --            --            --         (2.86)
                                                       -------      -------       -------       -------       -------
 Net earnings (loss)                                   $  4.23      $  2.86       $  2.18       $ (0.40)      $ (3.22)
                                                       =======      =======       =======       =======       =======
Diluted earnings (loss) per share -
 Continuing operations                                 $  3.98      $  2.97       $  2.03       $  1.16       $ (0.09)
 Loss from discontinued environmental services
    operations, net of income taxes (1)                     --           --            --         (0.33)        (0.21)
 Loss on disposition of discontinued environmental
    services operations, net of income taxes (1)            --           --            --         (1.21)           --
 Extraordinary charge, net of income taxes (2)                           --         (0.48)           --            --
                                                                                                                (0.06)
 Cumulative effect of change in accounting
    principle, net of income taxes (3)                      --           --            --            --         (2.86)
                                                       -------      -------       -------       -------       -------
 Net earnings (loss)                                   $  3.98      $  2.49       $  2.03       $ (0.38)      $ (3.22)
                                                       =======      =======       =======       =======       =======
Total assets                                           $ 974.2      $ 932.0       $ 875.5       $ 881.0       $ 907.0
                                                       =======      =======       =======       =======       =======
Capital expenditures (4)                               $  66.2      $  64.5       $  32.9       $  28.8       $  13.4
                                                       =======      =======       =======       =======       =======
Depreciation, depletion and amortization (5)           $  46.9      $  45.1       $  42.9       $  42.8       $  41.3
                                                       =======      =======       =======       =======       =======
Total debt                                             $ 164.4      $ 165.6       $ 175.2       $ 186.1       $ 293.9
                                                       =======      =======       =======       =======       =======
Shareholders' equity                                   $ 484.2      $ 439.3       $ 375.0       $ 337.1       $ 262.2
                                                       =======      =======       =======       =======       =======
Ratio of debt to total capitalization (6)                 25.3%        27.4%         31.8%         35.6%         52.9%
                                                       =======      =======       =======       =======       =======
Cash dividends paid per share of
 common stock                                          $  0.40      $  0.40       $    --       $    --       $    --
                                                       =======      =======       =======       =======       =======


(1) In November 1994, the Company decided to exit the environmental services business and these business activities are presented as discontinued operations for years 1994 and 1993.

(2)  Premium on early extinguishment of debt.

(3) Cumulative after-tax effect of change in accounting for initial obligation for estimated postretirement health care benefits as required by adoption of Statement of Financial Accounting Standards No. 106 effective January 1, 1993. (4) Excluding acquisition expenditures of $6.2 million, $12.6 million, $16.1 million and $2.9 million in years 1996, 1995, 1994 and 1993, respectively. There were no acquisition expenditures in 1997. (5) Includes amortization of debt issuance costs. (6) Total capitalization represents the sum of the book value of total debt and shareholders' equity.

     Management's Discussion and Analysis of Financial Condition and Results of Operations related to this information appears on Page 17 of this report.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------

                                                                     YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                            1997              1996                1995
                                                            ----              ----                ----
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------
     Revenues                                            $    719.2        $    664.4          $    596.1
                                                         ==========        ==========          ==========
     Costs and expenses                                  $    552.0        $    530.7          $    492.8
                                                         ==========        ==========          ==========
     Earnings before interest, income taxes
        and extraordinary charge                         $    159.7        $    127.5          $     97.5
                                                         ==========        ==========          ==========
     Interest expense                                    $   (14.0)        $    (19.8)         $    (26.7)
                                                         ==========        ==========          ==========
     Income tax expense                                  $   (49.0)        $    (36.5)         $    (23.3)
                                                         ==========        ==========          ==========
     Earnings before extraordinary charge                $     96.7        $     71.2          $     47.5
                                                         ==========        ==========          ==========
     Net earnings                                        $     96.7        $     59.7          $     47.5
                                                         ==========        ==========          ==========
     Diluted earnings per share
        Earnings before extraordinary charge             $     3.98        $     2.97          $     2.03
                                                         ==========        ==========          ==========
        Net earnings                                     $     3.98        $     2.49          $     2.03
                                                         ==========        ==========          ==========

------------------------------------------------------------------------------------------------------------------


     CONSOLIDATED EARNINGS

     1997 compared with 1996 - Net earnings for the year ended December 31, 1997 were $96.7 million, $3.98 per share, diluted. Net earnings for the prior year were $59.7 million, $2.49 per share, diluted, including an extraordinary charge of $11.5 million, $0.48 per share, reflecting prepayment premium and other costs incurred on the early retirement of 14% Senior Subordinated Notes due 2001, Series B (the "14% Notes").

     An 8% improvement in consolidated revenues resulted from higher sales prices in both the Cement and Concrete Products segments and improved cement sales volumes. The year-over-year improvement in operating results includes a 25% increase in Cement segment earnings, a fourth consecutive record year for the segment. A 7% increase in Concrete Products earnings and a 29% reduction in interest expense also contributed to the year-over-year improvement. Interest expense in 1997 declined compared with the prior year, reflecting the refinancing of the 14% Notes with 10% Senior Subordinated Notes due 2006 (the "10% Notes") in March 1996 and no borrowings on the Company's revolving credit facility.

     1996 compared with 1995 - Net earnings for 1996 were $59.7 million or $2.49 per share, diluted, compared with $47.5 million or $2.03 per share in the prior year. Results for 1996 included an extraordinary charge of $11.5 million, $0.48 per share diluted, reflecting prepayment premium and other costs incurred on the early retirement of $125 million of the 14% Notes. The year-over-year improvement resulted primarily from record Cement segment earnings which surpassed the previous record by $22.1 million or 20%. A $5.9 million improvement in the results reported by Concrete Products, a 9% reduction in Corporate expenses and a 26% reduction in interest expense also contributed significantly to the year-over-year improvement. The 26% reduction of interest expense for the year reflects the refinancing of the 14% Notes and lower borrowings on the Company's revolving credit facility.

     The Company's effective tax rate, which includes state taxes, was lower than the federal statutory rate for 1997, 1996 and 1995, primarily because of the favorable impact of permanent differences related to statutory depletion in excess of cost depletion applicable to the Company=s limestone mining operations.

   SEGMENT OPERATING EARNINGS

  ------------------------------------------------------------------------------------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                              1997               1996                1995
                                                              ----               ----                ----
                                                                             (IN MILLIONS)
  ------------------------------------------------------------------------------------------------------------
  REVENUES:
       Cement                                                   $525.5             $473.0              $419.1
       Concrete Products                                         248.3              241.0               219.2
       Intersegment sales                                        (54.6)             (49.6)              (42.2)
                                                                ------             ------              ------
                                                                $719.2             $664.4              $596.1
                                                                ======             ======              ======
  CONTRIBUTIONS TO EARNINGS BEFORE INTEREST,
     INCOME TAXES AND EXTRAORDINARY CHARGE:
       Operating profit
           Cement                                               $168.4             $134.8              $112.7
           Concrete Products                                      14.7               13.8                 7.9
                                                                ------             ------              ------
                                                                 183.1              148.6               120.6
       Corporate overhead                                        (23.4)             (21.1)              (23.1)
                                                                ------             ------              ------
                                                                $159.7             $127.5              $ 97.5
                                                                ======             ======              ======
  ------------------------------------------------------------------------------------------------------------


     Cement - Operating earnings for the year ended December 31, 1997 were $168.4 million compared with $134.8 million in the prior year. The Cement segment benefitted from a 4% increase in cement sales volumes and a 7% improvement in the average sales price. Higher sales volumes and sales prices reflected strong demand in most market areas. Despite a 6% increase in clinker production, unit cost of sales increased slightly compared with the prior year, primarily because of a 122,000 ton increase in outside purchases of higher cost cement. Operating earnings for 1996 were $134.8 million compared with $112.7 million in 1995. The Cement segment benefitted from a 667,000 ton increase in 1996 cement sales volumes and a 3% improvement in weighted average sales price over 1995. The higher sales volumes and sales price reflect strong demand and continued improvement in market conditions since the early 1990's.

     Sales volumes and average unit prices, unit manufacturing and other plant operating costs and unit margins relating to cement plant operations for the past three years appear in the table below:


                                                                       1997            1996            1995
                                                                    -----------     ----------      ----------

       Tons of cement sold (thousands)                                    6,982          6,725           6,058
                                                                    ===========     ==========      ==========



       Weighted average per ton data:

            Sales price (net of freight)                            $     66.97     $    62.45      $    60.69

            Manufacturing and other plant operating costs (1)             43.11          42.43           41.97
                                                                    -----------     ----------      ----------


            Margin                                                  $     23.86     $    20.02      $    18.72
                                                                    ===========     ==========      ==========

(1)Includes fixed and variable manufacturing costs, cost of purchased cement, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.


     Concrete Products - The Concrete Products segment's operating earnings for 1997 were $14.7 million compared with $13.8 million in the prior year. Earnings from the Concrete Products segment improved compared with the prior year primarily because higher earnings from the aggregate operation offset declines from the ready-mixed concrete and block operations. Earnings from the Florida Concrete operation declined by 13% in 1997 primarily because of lower earnings from the concrete block operations. Block operations were adversely impacted by higher purchases of concrete block from other producers to supply selected market areas and lower sales volumes resulting primarily from the loss of a large customer. Earnings from the California Concrete Products operations in 1997 improved over the prior year because of higher aggregate earnings. Earnings from the aggregate operation were favorably impacted by partial realization of price increases implemented during the previous twelve months and higher sales volumes. Despite improved ready-mixed concrete sales prices, operating results from the ready-mixed concrete operation in California declined because of higher raw material and strike-related costs. Also included in the Concrete Products segment results are the asset sale gains of $2 million and $1.5 million for 1997 and 1996, respectively.

     The Concrete Products segment's operating earnings for 1996 were $13.8 million compared with $7.9 million in the prior year. Revenues in 1996 increased 10% over 1995 reflecting higher sales volumes from the Florida operation and improved sales prices from both Florida and southern California operations. Even excluding a $1.5 million gain on the sale of surplus California real estate in 1996, the Concrete Products segment achieved a significant improvement, primarily because of higher earnings from the Florida Concrete operation. Fair weather and a strong Florida construction market resulted in higher sales volumes and sales prices. Excluding the previously mentioned gain, operating results from the California Concrete Products operations improved slightly. The California Concrete Products operating results were favorably impacted by a 6% improvement in ready-mixed concrete sales prices offset by a 16% decline in earnings from the aggregate operation. Sluggish construction activity in the California market area for concrete products continued to negatively impact operating results.

     Sales volumes, average unit prices and unit operating costs and unit margins relating to the Company's ready-mixed concrete operations for the past three years appear in the following table:


                                                                       1997            1996            1995
                                                                    -----------     ----------      ----------
       Cubic yards of ready-mixed concrete
          sold (thousands)                                                3,656          3,704           3,442
                                                                    ===========     ==========      ==========

       Weighted average per cubic yard data:

                Sales price                                         $     54.99     $    53.06      $    51.34

                Operating costs (1) (2)                                   53.95          51.45           50.75
                                                                    -----------     ----------      ----------

                Margin (3)                                          $      1.04     $     1.61      $     0.59
                                                                    ===========     ==========      ==========

(1)Includes plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

(2)Excludes a $2 million and $1.5 million gain, respectively, from the sale of surplus real estate for 1997 and 1996, respectively.

(3)Does not include aggregate, concrete block and other related products which totaled $8.7, $6.3 million and $6 million of operating earnings for 1997, 1996 and 1995, respectively.


     Corporate Overhead - Corporate overhead consists primarily of costs attributable to the Company's Houston, Texas office, which are not generally allocated to the business segments, as well as interest income on invested funds and miscellaneous other income and expense items. Corporate overhead expenses for 1997 exceeded the prior year by $2.3 million, primarily because of higher salaries and bonus accruals. Also included in corporate overhead for 1997 is interest income of $3.1 million compared with interest income of $2.2 million in the prior year. Corporate overhead in 1996 declined primarily because the current year credit to pension expense was $1.7 million higher than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------

                                                              1997               1996              1995
                                                              ----               ----              ----
                                                                            (IN MILLIONS)
-------------------------------------------------------------------------------------------------------------
          Cash, cash equivalents and
              short-term investments                            $ 89.1             $ 57.2            $  7.7
                                                                ======             ======            ======
          Working capital                                       $158.0             $119.8            $ 81.8
                                                                ======             ======            ======
          Net cash provided by operating
              activities                                        $160.2             $150.4            $ 65.4
                                                                ======             ======            ======
          Net cash used in investing activities                 $ 54.1             $ 71.1            $ 37.8
                                                                ======             ======            ======
          Net cash used in financing activities                 $ 66.4             $ 41.6            $ 27.3
                                                                ======             ======            ======
          Total assets                                          $974.2             $932.0            $875.5
                                                                ======             ======            ======
          Total debt                                            $164.4             $165.6            $175.2
                                                                ======             ======            ======
          Capital expenditures                                  $ 70.1             $ 59.0            $ 32.9
                                                                ======             ======            ======
          Capital acquisitions                                       -             $  6.2            $ 12.6
                                                                ======             ======            ======

-------------------------------------------------------------------------------------------------------------

     The Company's short-term liquidity needs have generally been satisfied by:
(i) internally generated cash flow from operations, (ii) borrowings under the Company's revolving credit facility or (iii) a combination of these two sources. The Company generated $160.2 million in cash provided by operating activities for the year ended December 31, 1997, a 7% increase over 1996. The Company has used these 1997 operating cash flows, plus existing cash and short-term investment balances, to fund $70.1 million in capital additions primarily related to several expansion/cost reduction projects in the Cement segment and to repurchase $40.7 million of the Company's common stock, in addition to meeting all working capital requirements and paying $12.7 million of dividends on capital stock. In 1996, internally generated funds from operations were utilized to (i) invest approximately $59 million in plant, property and equipment, (ii) acquire a cement distribution terminal in Phoenix, Arizona,
(iii) reduce borrowings outstanding under the Company's revolving credit facility, and (iv) pay dividends on capital stock. In March 1996, the Company realized approximately $122 million in net proceeds from the issuance of $125 million of the 10% Notes. The net proceeds from this issuance and other funds were utilized to repurchase $125 million of the Company's 14% Notes and to pay the related prepayment premium and other costs.

     In the third quarter of 1997, all of the outstanding shares of the Company's Preferred Stock, $2.875 Cumulative Convertible Series D ("Series D Preferred Stock") were converted into approximately 2.6 million shares of common stock. Conversion of the Series D Preferred Stock has improved the Company's annual cash flow by the difference between preferred and common stock dividends of approximately $3.9 million per year.

     In late 1996, the Company called for redemption of all of the shares of its Preferred Stock, $0.70 Cumulative Convertible Series A ("Series A Preferred Stock") and Preferred Stock, $3.75 Convertible

Exchangeable Series B ("Series B Preferred Stock"). One hundred percent of the Series A Preferred Stock was converted into 997,000 shares of common stock. Substantially all of the Series B Preferred Stock was converted into 2,285,000 shares of common stock. The conversion of the Series A Preferred Stock and the Series B Preferred Stock into common stock has enhanced the Company's capital structure by reducing fixed charges attributable to the difference between preferred and common stock dividends of approximately $3.5 million per year.

     During 1996, the Company received $20 million in proceeds from the exercise of 1,250,000 warrants issued pursuant to the terms of a Warrant Agreement dated as of October 31, 1991. Each warrant entitled the holder to purchase one share of common stock at a price of $16 per share until October 31, 1996.

     During 1997, the Company amended its $200 million revolving credit facility to (i) extend the maturity to June 30, 2002, (ii) reduce borrowing rates and letter of credit fees, (iii) modify certain financial covenants and other provisions, (iv) delete the limitation on the amount of subordinated debt that the Company may redeem, and (v) increase the amount of capital stock the Company may repurchase. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement are pledged to secure the Company's revolving credit facility. The terms of the revolving credit facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. At January 31, 1998, there were no borrowings and $59.9 million of letters of credit outstanding under the revolving credit facility, leaving $140.1 million of unused and unrestricted capacity.

   CASH FLOWS

     Operating Activities - Cash provided by operating activities in 1997 was $160.2 million. Cash provided by operating activities in 1996 and 1995 was $150.4 million and $65.4 million, respectively. The increase in cash provided by operating activities in 1997 compared with 1996 resulted from a significant increase in earnings before extraordinary charge. The increase in cash provided by operating activities in 1996 compared with 1995 resulted from: (i) a significant increase in earnings before extraordinary charge, (ii) the timing of payments on normal trade, tax and other obligations, (iii) a decline in cement and clinker inventory levels, and (iv) the repayment of various large notes receivable.

     Investing Activities - Net cash used in 1997 investing activities was $54.1 million including $70.1 million of additions to property, plant and equipment, offset by $8.2 million in proceeds from miscellaneous asset sales and $7.8 million in net proceeds from the maturity of short-term investments. Investing activities in 1996 included approximately $59 million of capital expenditures and $6.2 million in acquisitions. Investing activities for 1995 included approximately $32.9 million of capital expenditures and $12.6 million in acquisitions.

     Financing Activities - Net cash used in financing activities in 1997 was $66.4 million primarily to repurchase $40.7 million of common stock and pay dividends on capital stock. The proceeds from the issuance of $125 million of the 10% Notes combined with other borrowings were utilized in 1996 to repurchase $125 million of the 14% Notes and to pay the related prepayment premium and other costs. Cash was also used in financing activities in 1996 to repurchase $5.6 million of common stock and pay dividends on capital stock. The 1996 exercise of 1.25 million warrants to purchase common stock provided $20 million in cash from financing activities. Net cash used in financing activities in 1995 was $27.3 million in order to reduce long-term debt by $12.7 million and pay dividends on preferred stock.

     CHANGES IN FINANCIAL CONDITION

     The change in the financial condition of the Company between December 31, 1996 and December 31, 1997 reflected the utilization of short-term investments and internally generated cash flow during the period to fund capital expenditures, repurchases of common stock, working capital requirements and capital stock dividends. The decrease in goodwill reflects the continuing amortization of goodwill and the utilization of investment tax credits acquired in a 1988 purchase of Moore McCormack Resources, Inc. The decrease in other long-term assets reflects the final accelerated payment on a long-term receivable during 1997. Accounts payable and accrued liabilities decreased because of the timing of payments on normal trade and other obligations. The decrease in the long-term portion of postretirement benefit obligation reflects the continuing amortization of the Company's unrecognized prior service credit and unrecognized net gain. The reduction in the Series D Preferred Stock and the increase in common stock and capital in excess of par value reflects the conversion of all of this preferred stock issue into shares of common stock.

     CAPITAL EXPENDITURES

     The Company invested approximately $70 million in property, plant and equipment in 1997 compared with 1998 planned capital expenditures of approximately $103 million. Capital expenditures during 1997 amounted to approximately $58 million for the Cement segment compared with $57 million and $25 million in 1996 and 1995, respectively. Improved cash flow from operations enabled the Company to maintain its capital expenditure budget in 1997 in order to achieve process enhancements which are expected to yield improvements in efficiency and productivity. The budgeted Cement segment 1998 capital outlays of approximately $86 million include $32 million to increase the productive capacity of the Victorville, California plant and $17.5 million to increase the productive capacity of the Lyons, Colorado and Brooksville, Florida plants. Budgeted 1998 capital expenditures also include approximately $3.5 million related to compliance with environmental regulations. The Company believes its expected cash flow from operating activities will be sufficient to fund these capital expenditures. If necessary, the Company has sufficient borrowing capacity available under its revolving credit facility to supplement these expected future operating cash flows.

     Capital expenditures during 1997 amounted to approximately $7 million for the Concrete Products segment, consistent with similar amounts in both 1996 and 1995. Capital expenditures in 1997 were primarily designed to further increase labor productivity, improve equipment availability and increase plant production rates. In most instances new mobile equipment is being leased instead of purchased. Capital outlays for the Concrete Products segment in 1998 have been budgeted at approximately $13 million, including approximately $6 million in plant expansion, equipment replacement and modernization, $1.5 million in quarry development, $2.5 million related to compliance with environmental regulations and the balance for general purchases.

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

     Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, in accordance with industry practice, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Most manufacturing plants in the industry have typically disposed of cement kiln dust ("CKD"), a by-product of the cement manufacturing process, in and around their respective plant sites since the inception of cement manufacturing operations. CKD is presently excluded from regulation as hazardous waste. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Although the U.S. Environmental Protection Agency ("U.S. EPA") in a 1995 decision determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards, and it is estimated that new standards for CKD will be proposed in mid-1998. These CKD standards may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

     Several of the Company's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. While some of these environmental matters have been settled, others are in their preliminary stages and final results may not be determined for years. Based on the information developed to date, the Company has no reason to believe it will be required to spend significant sums on these matters in excess of the amounts already provided for in the Company's financial statements. However, until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost that might be incurred by the Company to resolve these environmental matters.

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

     Recurring Costs of Environmental Compliance - The Company's compliance with the exacting requirements and varying interpretations of applicable laws and regulations related to the protection of human health and the environment requires substantial expenditures and significant amounts of management time and energy. Owners and operators of industrial facilities may be subject to fines or other actions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to hazardous substances. Although the Company does not maintain records that segregate such costs from the other costs of on-going operations, management believes recurring environmental compliance costs are a material component of total costs. In addition to current period expenses, the Company typically spends several million dollars a year on capital projects related to environmental compliance. Approximately $6 million, 6% of the budgeted 1998 capital expenditures, is related to compliance with environmental regulations.

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

     OTHER CONTINGENCIES

     Import Competition - Historically, cement imports into the U.S. have increased primarily to supplement domestic cement production during peak demand periods. During the 1980's, however, competition from low priced imported cement in most coastal and border areas of the U.S. grew significantly. According to the Portland Cement Association ("PCA"), U.S. consumption of foreign cement increased from approximately 4% of total U.S. consumption in 1982 to a peak of approximately 20% in 1987. The large volume of low priced imported cement, especially in the southern part of the U.S. from California to Florida, depressed cement prices during this period of strong growth in cement consumption.

     In response to the surge of unfairly priced imports, groups of U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in subsequent years, against imports from Japan and Venezuela. Based upon affirmative final determinations of the International Trade Commission ("ITC") and the Department of Commerce ("DOC"), an antidumping order was imposed against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S., and (ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers. The dumping margins and resulting rates of antidumping duty cash deposits are subject to annual review by the DOC. In addition, legislation passed by the U.S. Congress in December 1994 requires the initiation of "sunset" reviews of the antidumping orders prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

     A substantial reduction or elimination of the existing antidumping duties or elimination of the suspension agreements as a result of adverse rulings in appeals, future administrative reviews, or sunset reviews, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations. U.S. imports of foreign cement began to increase in the mid-1990's as U.S. cement consumption began its recovery. The PCA has estimated that imports represented approximately 18% of U.S. consumption in 1997 as compared with approximately 16% in both 1996 and 1995. During this recent period of strong demand, however, and as a result of the outstanding antidumping orders and the suspension agreement, the prices of cement imports have risen. Unlike the imports during the 1980's, most current imports have played a supplementary rather than a disruptive role.

     Year 2000 Compliance Problem - The Company, like most entities relying on automated data processing and controls, is faced with the Year 2000 compliance problem. To determine the Company's current exposure, corporate personnel, along with an outside consulting firm specializing in Year 2000 problems, conducted a formal assessment to quantify the task of becoming compliant. Based on the information available to date, the Company estimates the incremental cost to achieve Year 2000 compliance will be approximately $1.5 million to $2.0 million over the cost of normal software upgrades and replacements during 1998 and 1999. The costs of achieving Year 2000 compliance will be charged against earnings as incurred. No assurances can be given, however, that total Year 2000 compliance can be achieved because of the significant degree of interdependence with third party suppliers, service providers and customers.

     Kosmos Joint Venture Severance Tax Audit - In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos Cement Company ("Kosmos"), the Company's 75% owned and operated Joint Venture, for severance tax payments related to limestone mined at the Kosmosdale cement plant. The total assessment, including penalty and interest, is approximately $3.7 million. A substantial portion of the severance tax relates to limestone mined specifically for use by a local utility company which is contractually liable for severance taxes on limestone provided to it under a processing and supply agreement. A preliminary meeting was held with the Kentucky Revenue Cabinet in late January 1998 to discuss the disputed assessments. Discussions are still in the preliminary stages, however, and the Company is unable to evaluate whether an unfavorable outcome is either probable or remote. The Company would indirectly bear 75% of any settlement and legal costs through its participation in the Kosmos Joint Venture.

     Claims for Indemnification - The Company has been notified by Energy Development Corporation ("EDC"), the 1989 purchaser of the Company's then oil and gas subsidiary, Pelto Oil Company ("Pelto"), that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to orders issued by the Mineral Management Service ("MMS") of the Department of the Interior ("DOI") asserting that two separate gas contract settlement payments made to Pelto prior to its purchase by EDC were royalty bearing. The Company disagrees with MMS' determinations of royalty underpayment. However, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

     Discontinued Environmental Services Segment - Although a few courts have held that indemnification for such environmental liabilities is unenforceable, the Company has both given environmental and other indemnifications to and received environmental and other indemnifications from others for properties previously owned. No estimate of the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, is presently available regarding these discontinued operations.

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

   INFLATION AND CHANGING PRICES

     Inflation has become less of a factor in the U. S. economy as the rate of increase has moderated during the last several years. The Consumer Price Index rose approximately 2% in 1997, and approximately 3% in both 1996 and 1995. The impact of inflation and changing prices on the Company's net sales and revenues and on net earnings, however, has been significant as a general firming of cement and concrete prices throughout the industry during the three years ended December 31, 1997 has enabled the Company to increase its cement segment per unit profit margin in each successive year.

   DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This document includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates and projections about the general economy and the Company's lines of business and are generally identifiable by statements containing words such as "expects," "believes," "estimates" or similar expressions. Statements related to future performance involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, and cannot be guaranteed. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include, among others, foreign and domestic price competition, cost effectiveness, changes in environmental regulation, and general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry. The reader is cautioned to consider such disclosures in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to these Cautionary Disclosures.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The businesses of the Company's Cement and Concrete Products segments are seasonal to the extent that construction activity and hence, the demand for cement and concrete products, tends to diminish during the winter months and other periods of inclement weather. The following tables set forth certain unaudited selected quarterly financial data for each of the last two years:


-------------------------------------------------------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31, 1997
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                            -------------------------------------------------------
                                                             FIRST          SECOND           THIRD          FOURTH
                                                            QUARTER         QUARTER         QUARTER         QUARTER
                                                            -------         -------         -------         -------
Revenues                                                    $ 151.4         $ 187.2         $ 199.2         $ 181.4
                                                            =======         =======         =======         =======
Gross profit (1)                                            $  36.6         $  57.4         $  64.9         $  57.5
                                                            =======         =======         =======         =======
Earnings before interest and income taxes                   $  24.1         $  42.1         $  52.5         $  41.0
                                                            =======         =======         =======         =======
Net earnings                                                $  13.6         $  25.2         $  32.5         $  25.4
                                                            =======         =======         =======         =======
Earnings per share:
   Basic                                                    $  0.57         $  1.12         $  1.44         $  1.07
                                                            =======         =======         =======         =======
   Diluted                                                  $  0.55         $  1.04         $  1.34         $  1.05
                                                            =======         =======         =======         =======
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31, 1996
                                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                            -------------------------------------------------------
                                                             FIRST          SECOND           THIRD          FOURTH
                                                            QUARTER         QUARTER         QUARTER         QUARTER
                                                            -------         -------         -------         -------
Revenues                                                    $ 127.4         $ 178.2         $ 189.3         $ 169.5
                                                            =======         =======         =======         =======
Gross profit (1)                                            $  26.3         $  50.4         $  57.5         $  48.9
                                                            =======         =======         =======         =======
Earnings before interest and income taxes                   $  12.9         $  34.1         $  46.0         $  34.5
                                                            =======         =======         =======         =======
Earnings before extraordinary charge                        $   4.8         $  18.9         $  27.4         $  20.1
                                                            =======         =======         =======         =======
Extraordinary charge, net of income taxes                     (11.4)              -               -            (0.1)
                                                            =======         =======         =======         =======
Net earnings (loss)                                         $  (6.6)        $  18.9         $  27.4         $  20.0
                                                            =======         =======         =======         =======
Earnings (loss) per share: (2)
   Basic
         Earnings before extraordinary charge               $  0.14         $  0.95         $  1.43         $  0.96
                                                            =======         =======         =======         =======
         Extraordinary charge, net of income taxes            (0.66)              -               -           (0.01)
                                                            =======         =======         =======         =======
                                                            $ (0.52)        $  0.95         $  1.43         $  0.95
                                                            =======         =======         =======         =======
   Diluted
         Earnings before extraordinary charge               $  0.13         $  0.79         $  1.15         $  0.82
                                                            =======         =======         =======         =======
         Extraordinary charge, net of income taxes           (0.63)               -               -          (0.01)
                                                            =======         =======         =======         =======
                                                            $(0.50)         $  0.79         $  1.15         $  0.81
                                                            =======         =======         =======         =======
-------------------------------------------------------------------------------------------------------------------

(1) Gross profit is revenues less operating expense and depreciation expense relating to cost of sales. Depreciation expense relating to cost of sales was $10.8 million, $10.6 million, $10.4 million and $10.4 million in each of the quarterly periods of 1997, respectively. Depreciation expense relating to cost of sales was $9.2 million, $9.2 million, $9.8 million and $10.7 million in each of the quarterly periods of 1996, respectively.
(2) Because of the dilutive effect of the extraordinary charge in the first quarter, the sum of the earnings per share for the four quarters of 1996 does not equal the earnings per share for the twelve months ended December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           INDEX TO FINANCIAL SECTION


Statement of Consolidated Earnings for the years ended December 31,
     1997,  1996 and 1995 .................................................. 30

Consolidated Balance Sheet as of December 31, 1997 and
     1996................................................................... 31

Statement of Consolidated Cash Flows for the years ended December 31,
     1997,  1996 and 1995 .................................................. 32

Statement of Consolidated Shareholders' Equity for the years ended
     December 31,  1997, 1996 and 1995 ..................................... 33

Notes to Consolidated Financial Statements:

   Note 1-    The Company and Basis of Presentation......................... 34
   Note 2-    Summary of Significant Accounting Policies.................... 34
   Note 3-    Business Segment Information.................................. 37
   Note 4-    Cash and Cash Equivalents..................................... 38
   Note 5-    Accounts and Notes Receivable................................. 38
   Note 6-    Inventories................................................... 39
   Note 7-    Property, Plant and Equipment................................. 40
   Note 8-    Other Long-Term Assets........................................ 40
   Note 9-    Accounts Payable and Accrued Liabilities...................... 41
   Note 10    -   Disclosures About Fair Value of Financial Instruments..... 41
   Note 11    -   Long-Term Debt............................................ 42
   Note 12    -   Income Taxes.............................................. 44
   Note 13    -   Minority Interest in Consolidated Joint Venture........... 45
   Note 14    -   Other Long-Term Liabilities and Deferred Credits.......... 46
   Note 15    -   Pension Plans............................................. 46
   Note 16    -   Health Care and Life Insurance Benefits................... 49
   Note 17    -   Commitments and Contingent Liabilities.................... 50
   Note 18    -   Capital Stock............................................. 53
   Note 19    -   Stock Option Plans........................................ 56

  Independent Auditors' Report.............................................. 59

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       STATEMENT OF CONSOLIDATED EARNINGS


                                                                             YEARS ENDED DECEMBER 31,
                                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                              ---------------------------------------------------
                                                                   1997               1996               1995
                                                              ------------       ------------        ------------
Revenues                                                      $      719.2       $      664.4        $      596.1
                                                              ------------       ------------        ------------
Costs and expenses:
   Operating                                                         460.6              442.4               408.3
   Depreciation, depletion and amortization                           45.9               42.4                40.3
   Selling and marketing                                              17.2               16.0                15.0
   General and administrative                                         38.0               34.8                34.6
   Other income, net                                                  (9.7)              (4.9)               (5.4)
                                                              ------------       ------------        ------------
                                                                     552.0              530.7               492.8
Minority interest in earnings of consolidated
   joint venture (Note 13)                                             7.5                6.2                 5.8
                                                              ------------       ------------        ------------
                                                                     559.5              536.9               498.6
                                                              ------------       ------------        ------------
Earnings before interest, income taxes and
   extraordinary charge                                              159.7              127.5                97.5
Interest, net of amounts capitalized                                 (14.0)             (19.8)              (26.7)
                                                              ------------       ------------        ------------
Earnings before income taxes and extraordinary charge                145.7              107.7                70.8
Federal and state income tax expense (Note 12)                       (49.0)             (36.5)              (23.3)
                                                              ------------       ------------        ------------
Earnings before extraordinary charge                                  96.7               71.2                47.5
Extraordinary charge, net of income taxes (Note 11)                      -              (11.5)                  -
                                                              ------------       ------------        ------------
Net earnings                                                  $       96.7       $       59.7        $       47.5
Dividends on preferred stock                                          (2.5)              (7.7)               (9.8)
                                                              ------------       ------------        ------------
Earnings attributable to common stock                         $       94.2       $       52.0        $       37.7
                                                              ============       ============        ============
Earnings per share (Notes 18, 19 and Exhibit 11):
Basic
   Earnings before extraordinary charge                       $       4.23       $       3.50        $       2.18
   Extraordinary charge, net of income taxes (Note 11)                   -              (0.64)                  -
                                                              ------------       ------------        ------------
        Net earnings                                          $       4.23       $       2.86        $       2.18
                                                              ============       ============        ============
Diluted
   Earnings before extraordinary charge                       $       3.98       $       2.97        $       2.03
   Extraordinary charge, net of income taxes (Note 11)                   -              (0.48)                  -
                                                              ------------       ------------        ------------
        Net earnings                                          $       3.98       $       2.49        $       2.03
                                                              ============       ============        ============













                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET


                                                                                            DECEMBER 31,
                                                                                            (IN MILLIONS)
                                                                                 -------------------------------
                                                                                      1997               1996
                                                                                 -------------------------------
ASSETS
Current assets:
  Cash and cash equivalents (Note 4)                                             $       85.1       $       45.4
  Short-term investments (Note 10)                                                        4.0               11.8
  Accounts and notes receivable, net (Note 5)                                            75.7               77.3
  Inventories (Note 6)                                                                   64.2               62.4
  Prepaid expenses and other                                                             11.7               13.1
                                                                                 ------------       ------------
     Total current assets                                                               240.7              210.0
Property, plant and equipment, net (Note 7)                                             608.7              588.8
Goodwill                                                                                 70.6               75.4
Other long-term assets (Notes 8 and 15)                                                  54.2               57.8
                                                                                 ------------       ------------
                                                                                 $      974.2       $      932.0
                                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (Notes 10 and 11)                         $        1.5       $        1.2
  Accounts payable and accrued liabilities (Note 9)                                      81.2               89.0
                                                                                 ------------       ------------
     Total current liabilities                                                           82.7               90.2
Long-term debt (Notes 10 and 11)                                                        162.9              164.4
Deferred income taxes (Note 12)                                                         132.1              120.3
Minority interest in consolidated joint venture (Note 13)                                27.7               28.0
Long-term portion of postretirement benefit obligation (Note 16)                         67.7               71.7
Other long-term liabilities and deferred credits (Note 14)                               16.9               18.1
                                                                                 ------------       ------------
                                                                                        490.0              492.7
                                                                                 ------------       ------------

Commitments and contingent liabilities (Notes 14, 15, 16 and 17)

Shareholders' equity (Notes 18 and 19):
  Preferred stock, $.05 par value, 10,000,000 shares authorized:
     $2.875 Cumulative Convertible Series D, 1,725,000 shares
     issued and outstanding in 1996                                                         -               86.3
  Common stock, $1.25 par value, 40,000,000 shares authorized,
     24,742,000 and 23,576,000 shares issued and outstanding, respectively, in
     1997 and 21,948,000 and 21,766,000 shares
     issued and outstanding, respectively, in 1996                                       30.9               27.4
  Capital in excess of par value                                                        300.4              213.3
  Reinvested earnings                                                                   199.2              117.9
  Treasury stock, at cost                                                               (46.3)              (5.6)
                                                                                 ------------       ------------
                                                                                        484.2              439.3
                                                                                 ------------       ------------
                                                                                 $      974.2       $      932.0
                                                                                 ============       ============



  See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31,
                                                                                  (IN MILLIONS)
                                                                ------------------------------------------------
                                                                   1997               1996               1995
                                                                   ----               ----               ----
OPERATING ACTIVITIES:
   Earnings before extraordinary charge                       $       96.7       $       71.2        $       47.5
   Adjustments to reconcile earnings before
     extraordinary charge to net cash provided by
     (used in) operating activities:
       Depreciation, depletion and amortization                       45.9               42.4                40.3
       Deferred income tax expense                                    13.3                9.2                15.5
       Amortization of debt issuance costs                             1.0                2.7                 2.6
       Minority interest in earnings of consolidated
         joint venture                                                 7.5                6.2                 5.8
       Gain on sale of assets                                         (2.8)              (3.3)               (1.5)
       Changes in operating assets and liabilities
         Decrease in accounts and notes receivable                     6.0                8.4                 9.8
         (Increase) decrease in inventories                           (1.8)               7.7               (15.5)
         (Increase) decrease in prepaid expenses and other            (0.1)              (3.8)                0.4
         Increase in other long-term assets                           (3.8)              (3.4)               (1.7)
         Increase (decrease) in accounts payable and
           accrued liabilities                                         3.5               22.0               (24.7)
         Decrease in other long-term liabilities and
           deferred credits                                           (4.2)              (7.5)              (10.4)
   Net cash used in discontinued operations                           (1.0)              (1.4)               (2.7)
                                                              ------------       ------------        ------------
Net cash provided by operating activities                            160.2              150.4                65.4
                                                              ------------       ------------        ------------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                        (70.1)             (59.0)              (32.9)
   Proceeds from asset sales                                           8.2                6.5                 7.0
   Purchase of short-term investments                                 (6.9)             (11.8)                  -
   Maturity of short-term investments                                 14.7                  -                   -
   Acquisitions, net of cash acquired                                    -               (6.2)              (12.6)
   Other investing activities                                            -               (0.6)               (0.5)
   Net cash provided by discontinued operations                          -                  -                 1.2
                                                              ------------       ------------        ------------
Net cash used in investing activities                                (54.1)             (71.1)              (37.8)
                                                              ------------       ------------        ------------
FINANCING ACTIVITIES:
   Additions to long-term debt (Note 11)                                 -              125.0                   -
   Reductions in long-term debt (Note 11)                             (1.2)            (137.4)              (12.7)
   Purchase of treasury stock                                        (40.7)              (5.6)                  -
   Dividends (Note 18)                                               (12.7)             (16.8)               (9.8)
   Distributions to minority interest                                 (7.8)              (9.2)               (3.8)
   Securities issuance costs                                          (0.3)              (4.6)               (1.2)
   Exercise of warrants to purchase common stock                         -               20.0                   -
   Premium on early extinguishment of debt (Note 11)                     -              (11.9)                  -
   Other financing activities                                         (3.7)              (1.1)                0.2
                                                              ------------       ------------        ------------
Net cash used in financing activities                                (66.4)             (41.6)              (27.3)
                                                              ------------       ------------        ------------
Net increase in cash and cash equivalents                             39.7               37.7                 0.3
Cash and cash equivalents at the beginning of the year                45.4                7.7                 7.4
                                                              ------------       ------------        ------------
Cash and cash equivalents at the end of the year              $       85.1       $       45.4        $        7.7
                                                              ============       ============        ============

                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                                                   (IN MILLIONS)
                                             ---------------------------------------------------------------------------------------
                                                 PREFERRED STOCK         COMMON STOCK          CAPITAL
                                              ---------------------  -------------------    IN EXCESS OF   REINVESTED      TREASURY
                                              SHARES     AMOUNT       SHARES     AMOUNT       PAR VALUE     EARNINGS         STOCK
                                              ------     ------       ------     ------     ------------   ----------      ---------
Balance at December 31, 1994                    4.6     $ 152.0        17.3      $ 21.6       $   126.6     $   36.9     $       -

   Net earnings                                   -           -           -           -               -         47.5              -
   Dividends on preferred stock                   -           -           -           -               -         (9.8)             -
   Exercise of stock options                      -           -           -           -             0.2         (0.1)             -
   Tax benefit from exercise of stock options     -           -           -           -             0.1            -              -
   Other                                          -        (0.1)          -           -             0.1            -              -
                                            -------     -------   ---------      ------       ---------     --------     ----------
Balance at December 31, 1995                    4.6     $ 151.9        17.3      $ 21.6       $   127.0     $   74.5     $        -
   Net earnings                                   -           -           -           -               -         59.7              -
   Dividends on preferred stock                   -           -           -           -               -         (7.7)             -
   Dividends paid on common stock                 -           -           -           -               -         (7.4)             -
   Exercise of warrants to purchase
     common stock                                 -           -         1.3         1.6            18.4            -              -
   Conversion of Series A and B Preferred
     Stock into common stock                   (2.9)      (65.6)        3.3         4.1            61.5            -              -
   Exercise of stock options                      -           -           -         0.1               -         (1.2)             -
   Tax benefit from exercise of warrants
     and stock options                            -           -           -           -             6.4            -              -
   Purchase of treasury stock                     -           -           -           -               -            -
                                                                                                                               (5.6)
                                            -------     -------   ---------      ------       ---------     --------     ----------
Balance at December 31, 1996                    1.7     $  86.3        21.9      $ 27.4       $   213.3     $  117.9     $     (5.6)

   Net earnings                                   -           -        -              -               -         96.7              -
   Dividends on preferred stock                   -           -           -           -               -         (2.5)             -
   Dividends paid on common stock                 -           -           -           -               -         (9.0)             -
   Conversion of Series D Preferred
     Stock into common stock                   (1.7)      (86.3)        2.6         3.3            83.0            -              -
   Exercise of stock options                      -         -           0.2         0.2               -         (3.9)             -
   Tax benefit from exercise of
     stock options                                -           -           -           -             4.1            -              -
   Purchase of treasury stock                     -           -           -           -               -            -          (40.7)
                                            -------     -------   ---------      ------       ---------     --------     ----------
Balance at December 31, 1997                      -     $     -        24.7      $ 30.9       $   300.4     $  199.2     $    (46.3)
                                            =======     =======   =========      ======       =========     ========     ==========






                 See Notes to Consolidated Financial Statements

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:

     Southdown, Inc. (the "Company") engages in the production and marketing of cement and concrete products. The Company operates eight manufacturing facilities, seven quarrying sites and utilizes a network of 20 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cements, primarily in the Ohio valley and the southwestern and southeastern regions of the United States. The Company is also vertically integrated in the regional vicinity of its two largest cement plants, with ready-mixed concrete operations serving markets in Florida and southern California. For information regarding the relative importance of the Company's business segments see Note 3 of Notes to Consolidated Financial Statements. The consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1997 and 1996 and the related statements of consolidated earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 are presented on the basis of generally accepted accounting principles.


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

     Cash and Statement of Consolidated Cash Flows Supplemental Disclosures - For purposes of the Statement of Consolidated Cash Flows, short-term investments which have an original maturity of three months or less are considered cash equivalents. Cash payments for income taxes totaled $29.6 million in 1997, $11 million in 1996 and $12.1 million in 1995. In addition, the Company paid a $7.6 million tax assessment in January 1995 as a result of an Internal Revenue Service audit of prior year federal income tax returns. Interest paid, net of amounts capitalized was $13.3 million, $16.7 million and $24.3 million in 1997, 1996 and 1995, respectively. Interest capitalized was $2.9 million, $2 million and $1.5 million in 1997, 1996 and 1995, respectively. Non-cash financing activities in 1997 included the conversion of 1.7 million shares of preferred stock with a carrying value of $86.3 million into 2.6 million shares of common stock. Non-cash financing activities in 1996 included the conversion of 2.9 million shares of preferred stock with a carrying value of $65.6 million into
3.3 million shares of common stock. Non-cash investing activities in 1995 included (i) the assumption of $4.1 million in liabilities as partial consideration for the acquisition of six ready-mixed concrete batch plants and
(ii) the receipt of $8.4 million in notes receivable as partial consideration in connection with the sale of the Company's remaining hazardous waste processing facilities.

     Investments - In addition to cash equivalents, the Company has investments in debt securities that mature in more than three months but no more than one year. All such investments are expected to be held-to-maturity and are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, because the Company has both the intent and the ability to hold these investments until they mature. As of December 31, 1997 and 1996, the Company's investments consist primarily of commercial paper maturing within one year. The fair value of these investments approximates their amortized cost.

     Inventories - Inventories are valued at the lower of cost (which includes material, labor and manufacturing overhead) or market. The valuation of cement inventories is determined on the last-in, first-out ("LIFO") method. The valuation of the remaining inventories, primarily parts and supplies, is determined on the first-in, first-out or average cost method. (See also Note 6 of Notes to Consolidated Financial Statements.)

     Property, Plant and Equipment - The Company capitalizes all direct and certain indirect expenditures incurred in conjunction with the acquisition or construction of major facilities. Depreciation and amortization of these capitalized costs commence when the completed facility is placed in service. Depreciation and amortization of property, plant and equipment are computed primarily on a straight-line basis over estimated useful lives of the related assets, ranging from three to 50 years. On average, buildings and improvements are depreciated based on a 50 year life; machinery and equipment are depreciated over estimated useful lives ranging from ten to 35 years; office furniture, fixtures and equipment over lives ranging from five to ten years and mobile equipment over lives ranging from four to 25 years. Depletion of mineral rights is computed on the units-of-production method. Certain costs and expenses associated with the acquisitions of various facilities have been capitalized and are being amortized over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Gain or loss is generally reflected in earnings upon the retirement or sale of property, plant and equipment. (See also Note 7 of Notes to Consolidated Financial Statements.)

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

     Goodwill - The excess of cost over the fair value of net assets of businesses acquired is amortized, on a straight-line basis, over periods ranging from 15 to 40 years. Such amortization amounted to $2.8 million, $2.9 million and $2.7 million in 1997, 1996 and 1995, respectively. Accumulated amortization of goodwill was $22.2 million and $19.4 million as of December 31, 1997 and 1996, respectively. The Company utilizes estimates of undiscounted future cash flows of the acquired operations to evaluate any possible impairment of the related goodwill.

     Revenue Recognition - Revenue is generally recognized on the sale of products or services when the products are shipped or the services delivered, all significant contractual obligations have been satisfied and the collection of the resulting receivable is reasonably assured. Interest income is recognized on impaired notes receivable using a combination of the cost recovery and the cash basis methods. The Company recognized no material amounts of interest income on impaired notes receivable during the years ended December 31, 1997 and 1995, but recognized approximately $1.1 million of such interest income during the year ended December 31, 1996.

     Stock-Based Compensation - As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. The disclosure-only provisions of SFAS No. 123 have been included in Note 19 of Notes to Consolidated Financial Statements.

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

     Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS 128, which simplifies the standards for computing and presenting earnings per share, became effective for periods ending after December 15, 1997. Accordingly, earnings per share as previously reported have been restated to conform to the new standard. Earnings used to compute basic per share earnings in each of the three years ended 1997 were net of preferred stock dividends of approximately $2.5 million in 1997, $7.7 million in 1996 and $9.8 million in 1995. Basic earnings per share were computed using average number of common shares outstanding in 1997, 1996 and 1995. Diluted earnings for 1997, 1996 and 1995 assume the dilutive impact of options and warrants and the conversion of all shares of preferred stock to common stock. (See also Note 18 of Notes to Consolidated Financial Statements.)

     New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's consolidated results of operations, financial position or cash flows, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998. Restatement of financial statement disclosures for prior years would also be required.


NOTE 3 - BUSINESS SEGMENT INFORMATION:

     Operating results and certain other financial data for the Company's principal business segments for and at the end of each year presented are as follows:

                                                                              (IN MILLIONS)
                                                               ------------------------------------------
                                                                   1997           1996           1995
                                                               ------------   ------------   ------------
         Contributions to revenues:
              Cement                                           $     525.5    $     473.0    $     419.1
              Concrete Products                                      248.3          241.0          219.2
              Intersegment sales                                     (54.6)         (49.6)         (42.2)
                                                               -----------    -----------    -----------
                                                               $     719.2    $     664.4    $     596.1
                                                               ===========    ===========    ===========

         Contributions to earnings before interest, income taxes and extraordinary charge:
              Operating profit
                  Cement                                       $     168.4    $     134.8    $     112.7
                  Concrete Products                                   14.7           13.8            7.9
                                                               -----------    -----------    -----------
                                                                     183.1          148.6          120.6
              Corporate overhead                                     (23.4)         (21.1)         (23.1)
                                                               -----------    -----------    -----------
                                                               $     159.7    $     127.5    $      97.5
                                                               ===========    ===========    ===========

         Identifiable assets, end of year:
              Cement                                           $     651.7    $     621.7    $     606.7
              Concrete Products                                      140.6          146.6          145.4
              Other                                                  181.9          163.7          123.4
                                                               -----------    -----------    -----------
                                                               $     974.2    $     932.0    $     875.5
                                                               ===========    ===========    ===========

         Depreciation, depletion and amortization:
              Cement                                           $      32.2    $      29.4    $      27.1
              Concrete Products                                       10.0            9.5            9.0
              Other                                                    4.7            6.2            6.8
                                                               -----------    -----------    -----------
                                                               $      46.9    $      45.1    $      42.9
                                                               ===========    ===========    ===========

         Capital expenditures:
              Cement                                           $      57.6    $      56.7    $      25.1
              Concrete Products                                        6.8            6.8            6.7
              Other                                                    1.8            1.0            1.1
                                                               ------------   ------------   -----------
                                                               $      66.2    $      64.5    $      32.9
                                                               ============   ============   ===========



     The Cement segment includes the operations of seven quarrying sites, eight manufacturing facilities and a network of 20 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cement. The Concrete Products segment includes primarily the production and sale of ready-mixed concrete, and to a lesser extent, the sale of construction aggregate and concrete block. Corporate overhead is generally not allocated to the operating segments. All of the Company's operations are conducted in the United States. Intersegment sales occur primarily between the Company's Florida cement manufacturing plant and the related Florida concrete products operations and between the Company's southern California cement manufacturing plant and the related California concrete products operations. Intersegment sales are accounted for at prices which approximate market prices and are eliminated for purposes of preparing consolidated financial statements. Capital expenditures shown above exclude capital acquisitions of $6.2 million and $12.6 million, respectively, for the years ended December 31, 1996 and 1995. There were no capital acquisitions in 1997.

NOTE 4 - CASH AND CASH EQUIVALENTS:

                                                                                    DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                                             -----------------------
                                                                                1997          1996
                                                                             ----------    ---------
         Cash on hand and demand deposits                                    $     7.2     $     6.0
         Commercial paper, certificates of deposit, Eurodollar
           investments and money market preferreds - at cost,
           which approximates market value                                        77.9          39.4
                                                                             ---------     ---------
                                                                             $    85.1     $    45.4
                                                                             =========     =========


     There is no requirement for the Company to maintain compensating balances under any of the agreements with the Company's lending banks.


NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE:

                                                                                     DECEMBER 31,
                                                                                    (IN MILLIONS)
                                                                             -----------------------
                                                                                1997          1996
                                                                             ----------    ---------
         Trade accounts and notes receivable                                 $    77.7     $    80.5
         Allowance for doubtful accounts                                          (3.9)         (7.4)
                                                                             ---------     ---------
                                                                                  73.8          73.1
         Other receivables                                                         1.9           4.2
                                                                             ---------     ---------
                                                                             $    75.7     $    77.3
                                                                             =========     =========

     Significant Group Concentrations of Credit Risk - A majority of the Company's receivables are from users of portland cement, such as ready-mixed concrete producers and manufacturers of concrete products such as blocks, roof tile, pipe and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, construction contractors and, particularly from the Texas plant, oil well cementing companies. During each of the years ended December 31, 1997, approximately 58% of the Texas plant's cement sales volume consisted of oil well cement sales and the balance represented sales to local construction markets. Approximately 19%, 18% and 14%, respectively, of the cement sold by the Company's California plant in the three years ended December 31, 1997 was sold to the Company's ready-mixed concrete operations in California and approximately 38% of the cement sold by the Florida plant in each of the three years ended December 31, 1997 was sold to the Company's Florida concrete products operations. The Company is a major producer of ready-mixed concrete in southern California, and a major producer and supplier of such products throughout Florida. There were no sales to any single third-party customer which aggregated in excess of 10% of consolidated revenues for 1997, 1996 or 1995.

         An analysis of the activity in the allowance for doubtful accounts follows:

                                                  YEARS ENDED DECEMBER 31,
                                                       (IN MILLIONS)
                                              1997           1996           1995
                                         ------------   ------------   -----------
         Beginning balance              $       7.4    $       8.8    $       7.2
         Additions                              0.6            2.6            3.6
         Accounts written off                  (3.2)          (4.1)          (2.2)
         Recoveries                            (0.9)           0.1            0.2
                                        -----------    -----------    -----------
         Ending balance                 $       3.9    $       7.4    $       8.8
                                        ===========    ===========    ===========


     Restructured Accounts Receivable - The Company has from time-to-time converted trade receivables into longer term notes receivable. As of December 31, 1997 and 1996, restructured accounts receivables aggregated $0.3 million and $4 million, respectively. At December 31, 1997 and 1996, the related allowance for doubtful accounts attributable to the restructured accounts receivable aggregated $0.2 million and $3.8 million, respectively.

     In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.


NOTE 6 - INVENTORIES:

                                                       DECEMBER 31,
                                                       (IN MILLIONS)
                                             -----------------------
                                                1997          1996
                                             ---------     ---------
         Finished goods                      $    17.0     $    16.9
         Work in process                           9.2           9.6
         Raw materials                             7.0           6.8
         Parts and supplies                       31.0          29.1
                                             ---------     ---------
                                             $    64.2     $    62.4
                                             =========     =========


     Inventories valued on the LIFO method were $25.7 million at December 31, 1997 and $26.1 million at December 31, 1996 compared with current costs of $36.4 million and $34.7 million, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT:

                                                                                    DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                                             -----------------------
                                                                                1997          1996
          Land (at cost):
             Cement                                                          $    32.7     $    33.1
             Concrete Products                                                    22.1          22.5
             Corporate and other                                                   2.9           2.6
                                                                             ---------     ---------
                                                                                  57.7          58.2
                                                                             ---------     ---------
          Plant and Equipment (at cost):
             Cement                                                              804.3         763.9
             Concrete Products                                                   103.3         104.2
             Corporate and other                                                  15.8          16.7
                                                                             ---------     ---------
                                                                                 923.4         884.8
          Less accumulated depreciation, depletion
             and amortization                                                   (372.4)       (354.2)
                                                                             ---------     ---------
                                                                             $   608.7     $   588.8
                                                                             =========     =========

NOTE 8 - OTHER LONG-TERM ASSETS:

                                                                                    DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                                             -----------------------
                                                                                1997          1996
                                                                             ----------    ---------

         Prepaid pension costs (Note 15)                                     $    32.3     $    28.5
         Land held for sale (1)                                                    6.5           8.8
         Unamortized debt issuance costs (2)                                       4.5           5.2
         Net present value of purchased supply contracts (3)                       3.4           4.2
         Other                                                                     7.5          11.1
                                                                             ---------     ---------
                                                                             $    54.2     $    57.8
                                                                             =========     =========

-----------------------

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

NOTE 9- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                                    DECEMBER 31,
                                                                                   (IN MILLIONS)
                                                                             -----------------------
                                                                                1997          1996
                                                                             ----------    ---------
         Trade accounts payable                                              $    23.4     $    26.0
         Accrued compensation and benefits                                        18.6          19.6
         Accrued liabilities, trade                                               16.7          18.3
         Accrued interest payable                                                  4.3           4.5
         Accrued taxes, other                                                      3.9           3.2
         Current portion of postretirement benefit obligation                      3.0           3.0
         Accrued environmental remediation costs                                   1.1           2.2
         Income tax liability                                                      1.5           1.5
         Other accrued liabilities                                                 8.7          10.7
                                                                             ---------     ---------
                                                                             $    81.2     $    89.0
                                                                             =========     =========


NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Investments with maturities between three and twelve months are considered short-term. Short-term investments consist of debt securities such as commercial paper, time deposits, certificates of deposit, bankers' acceptances and marketable direct obligations of the U.S. Treasury. All of the Company's short-term investments as of December 31, 1997 were classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Because of the short duration of these investments, changes in market interest rates would not have a significant impact on their fair value. Accordingly, the fair market value of these securities approximates their amortized cost of $4 million and $11.8 million as of December 31, 1997 and 1996, respectively.

     The carrying amounts of the Company's other assets and liabilities which are considered to be financial instruments approximate their value, except for long-term debt. The estimated fair value amounts for the Company's long-term debt as of December 31, 1997 and 1996 have been determined by the Company using appropriate valuation methodologies and information currently available to management. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The fair value of the Company's long-term debt was estimated based on the quoted market prices for similar issues or on the current rates available to the Company for debt with similar terms and remaining maturities.


                                                                       DECEMBER 31,
                                                                       (IN MILLIONS)
                                                 -------------------------------------------------
                                                          1997                      1996
                                                 -----------------------   -----------------------
                                                 CARRYING       FAIR        CARRYING       FAIR
                                                  AMOUNT        VALUE        AMOUNT        VALUE
                                                 ----------   ----------   -----------  ----------
                  Long-term debt                 $   164.4    $   176.5    $    165.6   $    172.8
                                                 ==========   ==========   ===========  ==========


         The Company held no derivative financial instruments as of December 31, 1997 or 1996.

NOTE 11 - LONG-TERM DEBT:

                                                                                   DECEMBER 31,
                                                                                  (IN MILLIONS)
                                                                             -----------------------
                                                                                1997          1996
                                                                             ----------    ---------
         Senior debt:
              Revolving credit facility                                      $       -     $       -
              Industrial development and pollution control bonds                  38.5          39.3
              Other                                                                0.9           1.3
         Subordinated debt:
              10% senior subordinated notes                                      125.0         125.0
                                                                             ---------     ---------
                                                                                 164.4         165.6
              Less current maturities                                             (1.5)         (1.2)
                                                                             ---------     ---------
                                                                             $   162.9     $   164.4
                                                                             =========     =========


     Revolving Credit Facility - The Company's revolving credit facility is with Wells Fargo Bank, N.A., in its individual capacity and as agent; Societe Generale, Southwest Agency; The Bank of Nova Scotia; Credit Suisse First Boston; Caisse Nationale De Credit Agricole; an affiliate of Canadian Imperial Bank of Commerce; Banque Paribas and BankBoston, N.A. ("Revolving Credit Facility"). The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company, a Kentucky general partnership, are pledged to secure the Revolving Credit Facility.

     During 1997, the Company amended its $200 million revolving credit facility to (i) extend the maturity to June 30, 2002, (ii) reduce borrowing rates and letter of credit fees, (iii) modify certain financial covenants and other provisions, (iv) delete the limitation on the amount of subordinated debt that the Company may redeem, and (v) increase the amount of capital stock the Company may repurchase. The Revolving Credit Facility also permits the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Revolving Credit Facility contains various negative and affirmative covenants and cross default provisions and customary conditions to borrowing. Borrowings under the Revolving Credit Facility bear interest at margins either at or above a prime rate or above LIBOR as selected by the Company from time-to-time. As of December 31, 1997, there were no borrowings outstanding and $59.9 million in letters of credit outstanding under the Revolving Credit Facility leaving $140.1 million of unused capacity.

     Industrial Development and Pollution Control Bonds - The industrial development and pollution control bonds were issued by various state or local financing authorities and are due on various dates through the year 2017. The obligations bear interest, which is nontaxable to the payees, at varying rates that approximate 50% of the prevailing prime rate. The obligations are secured by irrevocable letters of credit issued under the Revolving Credit Facility. The Company refunded bonds totaling $7.5 million during 1997, extending their maturity until 2017. During the first quarter of 1998, the Company also negotiated an extension of $17.8 million of the pollution control bonds until 2013.

     10% Senior Subordinated Notes - On March 19, 1996, the Company issued an aggregate of $125 million principal amount of 10% Senior Subordinated Notes due 2006 (the "Notes") in a private placement. The net proceeds of the Notes and other funds were used to retire $125 million in principal amount of the Company's 14% Senior Subordinated Notes due 2001, Series B (the "14%

Notes") which the Company had offered to repurchase. The total cost to the Company was $136.9 million plus accrued interest. The Company recorded a $11.5 million net of tax extraordinary charge in 1996 to reflect the prepayment premium and other costs incurred in the repurchase.

     The Notes were issued pursuant to an Indenture dated as of March 19, 1996 between the Company and State Street Bank and Trust Company, as Trustee ("Indenture"). During 1996, all of the Notes were exchanged in a registered exchange offer for $125 million aggregate principal amount of the Company's 10% Senior Subordinated Notes Due 2006, Series B ("10% Notes") pursuant to a Registration Rights Agreement entered into at the time of the private placement. The 10% Notes were also issued under the Indenture, and the terms of the 10% Notes are substantially identical to those of the Notes. The 10% Notes pay interest semiannually, mature on March 1, 2006 and are noncallable until March 1, 2001, after which the 10% Notes are callable at the option of the Company, in whole or in part, at any time at 105% of the principal amount, declining ratably in annual increments to par on or after March 1, 2004. The 10% Notes are subordinate in right of payment to all existing and future senior debt, as defined, of the Company, rank on a parity with all existing and future senior subordinated debt, as defined, of the Company, and rank senior to all other existing and future subordinated debt of the Company. The Indenture includes affirmative and negative covenants which in certain instances restrict, among other things, incurrence of additional indebtedness, certain sales of assets, certain mergers and consolidations, dividends and distributions and redemptions and repurchases of equity securities.

     Annual Aggregate Maturities of Long-term Debt - The approximate aggregate principal payments due in future years on long-term debt as of December 31, 1997 are as follows:

                                                     (IN MILLIONS)
                                                     -------------

                           1998$                             1.5
                           1999                              0.1
                           2000                                -
                           2001                                -
                           2002                              0.1
                           Thereafter                      162.7
                                                        --------
                                                        $  164.4



NOTE 12 - INCOME TAXES:

     The following table provides a breakdown of the current and deferred components of the provisions for federal and state income taxes attributable to the earnings before income taxes and extraordinary charge.

                                                                         YEARS ENDED DECEMBER 31,
                                                                              (IN MILLIONS)
                                                               -----------------------------------------
                                                                   1997           1996           1995
                                                               ------------   ------------   -----------
         Federal income tax expense:
           Current                                             $      30.9    $      25.3    $       6.9
           Deferred                                                   12.8            8.7           14.5
         State income tax expense
           Current                                                     4.8            2.0            0.9
           Deferred                                                    0.5            0.5            1.0
                                                               ------------   ------------   -----------
                                                               $      49.0    $      36.5    $      23.3
                                                               ============   ============   ===========


         The tax benefit allocated to the 1996 extraordinary charge was $6.2 million.

     A reconciliation between the income tax expense recognized in the Company's Statement of Consolidated Earnings and the income tax expense computed by applying the statutory federal income tax rate to the earnings before income taxes and extraordinary charge follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                              (IN MILLIONS)
                                                 -----------------------------------------------------------------------
                                                        1997                      1996                     1995
                                                 -------------------       --------------------      -------------------
                                                 AMOUNT      PERCENT       AMOUNT       PERCENT      AMOUNT      PERCENT
                                                 ------      -------       ------       -------      ------      -------

           Earnings before income taxes
             and extraordinary charge            $145.7                    $107.7                    $ 70.8
                                                 ======                    ======                    ======

           Income tax expense
             computed at statutory rate          $ 51.0         35.0%      $ 37.7         35.0%      $ 24.8        35.0%
           Benefit of statutory depletion          (5.5)        (3.8)        (4.2)        (3.9)        (4.0)       (5.6)
           Effect of non-deductible goodwill        0.7          0.5          0.8          0.7          0.7         1.0
           Effect of state income tax
             expense                                3.4          2.4          1.6          1.5          1.3         1.8
           Other                                   (0.6)        (0.5)         0.6          0.6          0.5         0.7
                                                 ------       ------       ------       ------       ------      ------

                                                 $ 49.0         33.6%      $ 36.5         33.9%       $23.3        32.9%
                                                 ======       ======       ======       ======       ======      ======


     The provision for deferred income taxes represents the change in the Company's deferred income tax liability during each year, including the effect of any enacted tax rate changes. A deferred income tax liability or asset is recognized for the net effect of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements after applying enacted statutory tax rates and laws in effect for the year in which the differences are expected to reverse and, in certain instances, (ii) the deferred tax effects of tax net operating loss and tax credit carryforwards.

         Significant components of the Company's net deferred tax liability as of December 31, 1997 and 1996 were as follows:

                                                                                     DECEMBER 31,
                                                                                    (IN MILLIONS)
                                                                              --------------------------
                                                                                 1997            1996
                                                                              ----------      ----------
                  Deferred tax liabilities:
                     Differences between book and tax bases of
                          property, plant and equipment                       $    155.5      $    151.1
                     Assets of overfunded pension plan                              12.7            10.9
                     Other                                                           8.9            11.4
                                                                              ----------      ----------
                                                                                   177.1           173.4
                                                                              ----------      ----------
                  Deferred tax assets:
                     Postretirement benefit obligation                              27.8            28.6
                     Reserves not currently deductible                              10.1            11.6
                     Deferred state income taxes                                     5.0             3.7
                     Tax credit carryforwards                                          -             1.9
                     AMT credit carryforwards                                        6.5            15.0
                     Other                                                             -             0.2
                                                                              ----------      ----------
                                                                                    49.4            61.0
                     Valuation allowance                                               -            (2.0)
                                                                              ----------      ----------
                                                                                    49.4            59.0

                  Net deferred tax liability                                  $    127.7      $    114.4
                                                                              ==========      ==========


     The valuation allowance has been reduced by $2 million during 1997 because of the anticipated use on the 1997 federal income tax return of investment tax credits acquired in prior business combinations and for which no tax benefit was recognized at the time of acquisition. Goodwill related to the acquisition of these investment tax credit carryforwards has been reduced by a corresponding $2 million.

     The consolidated federal income tax returns of the Company for 1993 through 1995 and various state income tax returns are currently under examination. In the opinion of management, adequate provision has been made at December 31, 1997 for income taxes that might be due as a result of these audits and any resulting assessments will have no material effect on the Company's consolidated earnings.


NOTE 13 - MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE:

     Kosmos Cement Company ("Kosmos Cement") is a partnership which includes a cement plant located in Kosmosdale, Kentucky and a cement plant located near Pittsburgh, Pennsylvania along with related terminals and facilities. The partnership is 25% owned by Lone Star Industries, Inc. ("Lone Star") and operated and 75% owned by the Company. The Company's Consolidated Balance Sheet includes 100% of the assets and liabilities of Kosmos Cement. Lone Star's 25% interest in Kosmos Cement and the earnings therefrom have been reflected as "Minority interest in consolidated joint venture" and "Minority interest in earnings of consolidated joint venture" on the Company's Consolidated Balance Sheet and Statement of Consolidated Earnings, respectively.

NOTE 14 - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:

                                                                                   DECEMBER 31,
                                                                                  (IN MILLIONS)
                                                                             -----------------------
                                                                                1997          1996
                                                                             ---------     ---------
         Estimated liabilities on discontinued operations                    $     4.2     $     5.1
         Deferred payment obligation                                               8.2           8.2
         Supplemental pension liabilities (Note 15)                                3.8           3.4
         Other                                                                     0.7           1.4
                                                                             ---------     ---------
                                                                             $    16.9     $    18.1
                                                                             =========     =========


     Discontinued Operations - The Company has accrued loss provisions for certain environmental issues under the indemnification provisions of sales agreements associated with the environmental services operations discontinued in 1994 and for which the Company remains contingently liable. In addition, as part of the acquisition of Moore McCormack in 1988, the Company assumed certain fixed and contingent liabilities pursuant to certain guarantees and undertakings related to operations that had been previously discontinued by Moore McCormack.

     Deferred Payment Obligation - In connection with the July 1990 purchase of a hazardous waste processing facility from an affiliate of Browning-Ferris Industries, Inc. ("BFI"), the Company assumed a conditional payment obligation payable to the former shareholders of the BFI subsidiary.


NOTE 15 - PENSION PLANS:

     The Company has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation and are integrated with Social Security. The Company's policy is to fund its pension plan in accordance with sound actuarial principles.

     The funded status of the Company's pension plan is based on a comparison of the market value of the plan's assets at the end of the year with actuarial estimates of the projected benefit obligation. The assumed weighted average discount rate used to measure the projected benefit obligation was 6.875% in the year ended 1997 as compared with 7.5% in both 1996 and 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.5% in all three years ended 1997. The expected long-term rate of return on assets was 8.5% in all three years ended 1997. Differences in estimates used and actual experience, along with changes in assumptions from year-to-year, are included in net deferred gains or losses. The Company amortizes the unrecognized net gains or losses whenever such amount exceeds 10% of the greater of the projected benefit obligation or the market value of plan assets. The unrecognized net obligation or net asset, unrecognized net gain or loss and prior service costs were amortized over periods of 6 to 11 years for 1997, over periods of 7 to 12 years for 1996 and over periods of 8 to 13 years for 1995 which approximated the estimated average remaining service periods of employees expected to receive benefits under the plan.

     The Company recognized pension income of approximately $4.3 million, $3.4 million and $1.6 million in 1997, 1996 and 1995, respectively, under such Company-sponsored plans. In addition to the Company-sponsored plan, certain union employees of the Company's Colorado cement operations are covered under a multi-employer defined benefit plan administered by its union. Amounts contributed to the multi-employer plans and included in pension expense were $0.7 million in 1997, $1.1 million in 1996 and $1.6 million in 1995.

     The pension plan's assets exceeded the accumulated benefit obligation as of both December 31, 1997 and 1996. The following table sets forth information regarding the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1997 and 1996:

                                                                                     DECEMBER 31,
                                                                                    (IN MILLIONS)
                                                                             -----------------------
                                                                                1997          1996
                                                                             ---------     ---------
         Actuarial present value of accumulated benefit obligations:
            Vested portion                                                   $  (128.9)    $  (117.6)
            Nonvested portion                                                     (2.6)         (2.2)
                                                                             ---------     ---------
         Accumulated benefit obligation                                         (131.5)       (119.8)
         Effect of estimated future pay increases                                (10.9)         (9.2)
                                                                             ---------     ---------
         Projected benefit obligation                                           (142.4)       (129.0)
         Plan assets at fair value, primarily debt
           and equity securities (1)                                             211.6         185.9
                                                                             ---------     ---------
         Overfunded status                                                        69.2          56.9
         Unrecognized net gain                                                   (39.4)        (31.3)
         Unrecognized prior service cost                                           2.7           3.1
         Unrecognized net asset                                                   (0.2)         (0.2)
                                                                             ---------     ---------
         Prepaid pension costs                                               $    32.3     $    28.5
                                                                             =========     =========


(1) Plan assets include 224,500 shares of the Company's common stock at December 31, 1997 and 1996.


     The components of net periodic pension cost included in the results of operations for the years ended December 31, 1997, 1996 and 1995 under Company-sponsored plans were as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                             (IN MILLIONS)
                                                               -----------------------------------------
                                                                   1997           1996           1995
                                                               -----------    -----------    -----------
         Service cost                                          $       2.7    $       2.5    $       2.0
         Interest cost on projected benefit obligation                 9.4            9.1            8.5
         Actual return on assets                                     (34.6)         (20.7)         (38.3)
         Asset gain deferred                                          19.2            6.3           26.5
         Amortization of unrecognized -
           Net gain                                                   (1.4)          (1.0)          (0.6)
           Prior service cost                                          0.4            0.4            0.4
           Net asset                                                     -              -           (0.1)
                                                               -----------    -----------    -----------
         Net pension income                                    $      (4.3)   $      (3.4)   $      (1.6)
                                                               ===========    ===========    ===========

     Directors Pension Plan - The Company also has an unfunded defined benefit pension plan covering the members of its Board of Directors who have five years of service and are not participants in any of the Company's qualified pension plans. Eligible directors are entitled to a monthly benefit equal to two-thirds of their average monthly fee. The benefit is payable over a number of months equal to such director's service on the Board. During 1997 and 1996, the Company included in expense $151,000 and $154,000, respectively, to provide for benefits accrued under the plan.

     Retirement Savings Plan - The Company maintains a retirement savings plan ("Savings Plan") in which substantially all employees are eligible to participate. The Savings Plan is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986 ("Code"). Under the Savings Plan, a participating employee may elect to defer taxation on a portion of his or her eligible earnings up to a maximum amount defined by the Code, by directing the Company to contribute such earnings to the Savings Plan on the employee's behalf. A participating employee may also make after-tax contributions to the Savings Plan. The Company contributes an amount to the Savings Plan equal to 50% of an employee's contributions, subject to certain limitations. The Company's matching contributions are invested solely in its common stock acquired in open market purchases. All employee contributions and Company matching contributions are fully vested when made. Amounts held by the Savings Plan for the account of a participating employee are distributable as a lump-sum upon termination of employment for any reason. Subject to certain conditions and restrictions, a participating employee may receive a distribution or a loan of a portion of his account balance while employed by the Company. The Company contributed $2.2 million in 1997, $2 million in 1996 and $1.9 million in 1995, in matching contributions that were charged to compensation expense and invested in the Company's common stock.

     Supplemental Executive Retirement Plan ("SERP") - Effective October 1, 1997, the Company adopted a non-qualified supplemental retirement plan for a group of senior line and staff management personnel. Under the SERP, participants will receive an additional monthly retirement benefit equal to the difference between the amount calculated under the Company's qualified defined benefit plan discussed above and the amount that would be calculated assuming compensation, including incentive compensation earned pursuant to the Company's Annual Incentive Plan, was determined without regard to limitations imposed by the Internal Revenue Code of 1986, as amended.

     The SERP is unfunded. The annual amount charged to pension expense and accrued as a pension liability under the SERP for financial reporting purposes is the sum of (1) the present value of the actuarially determined projected benefit obligation, using an assumed weighted average discount rate of 6.875% and an assumed rate of increase in future compensation levels of 4.5%, and (2) the amortization of the unrecognized prior service cost over a period of 8 years which approximates the estimated average remaining service period of those certain senior employees expected to receive benefits under the SERP. The Company recognized SERP pension expense of $146,000 during 1997. As of December 31, 1997, the unrecognized prior service cost and the projected benefit obligation for the SERP were $2.1 million and $2.5 million, respectively.

     Supplemental Pension Liabilities - A small number of former employees and retirees of the Company are eligible for payments under non-qualified supplemental pension agreements. Under such arrangements, the present value of probable future cash outlays was accrued during the expected service life of the employee and charged to earnings for financial reporting purposes. (See also
Note 14 of Notes to Consolidated Financial Statements.)

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

     The following table sets forth the Company's accumulated postretirement benefit obligation, none of which has been funded, reconciled with the amount shown in the Company's balance sheet at December 31, 1997 and 1996:

                                                                                          DECEMBER 31,
                                                                                          (IN MILLIONS)
                                                                             ----------------------------------
                                                                                 1997                  1996
                                                                             ------------          ------------
                  Accumulated postretirement benefit obligation (APBO)
                      Retirees                                               $       25.8          $       26.3
                      Fully eligible active participants                              0.9                   0.7
                      Other active participants                                       3.1                   2.8
                                                                             ------------          ------------
                                                                                     29.8                  29.8
                  Plan assets at fair value                                             -                     -
                                                                             ------------          ------------
                  Accumulated postretirement benefit obligation                      29.8                  29.8
                  Unrecognized prior service credit                                  26.3                  28.6
                  Unrecognized net gain                                              14.6                  16.3
                                                                             ------------          ------------
                  Accrued postretirement benefit costs                       $       70.7          $       74.7
                                                                             ============          ============


     The components of net periodic postretirement benefit costs included in the results of operations for the three years ended December 31, 1997 were as follows:

                                                                           YEARS ENDED DECEMBER 31
                                                                               (IN MILLIONS)
                                                                  ---------------------------------------
                                                                    1997           1996            1995
                                                                  --------        -------        --------
                  Service cost                                    $    0.3        $   0.3        $    0.3
                  Interest cost on APBO                                2.1            2.1             2.4
                  Amortization of unrecognized prior service
                      credit and net gain                             (4.2)          (4.2)           (4.7)
                                                                  --------        -------        --------
                                                                  $   (1.8)       $  (1.8)       $   (2.0)
                                                                  ========        =======        ========


     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for general health care and prescription drugs was 8%, 8.67% and 9% as of December 31, 1997, 1996 and 1995, respectively. For all three years, rates were assumed to decrease each successive year until it reaches 6% in 2004 and thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. For example, a one-percentage-point increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1997 and net periodic postretirement health care cost by approximately 5% and 4%, respectively. The assumed discount rates used in determining the APBO were 6.875% as of December 31, 1997 and 7.5% as of December 31, 1996 and 1995, respectively.

     Most of the Company's health care benefits are self-insured and administered on cost plus fee arrangements with a major insurance company or provided through health maintenance organizations. Claims, premiums and administrative costs paid for active employees and their dependents were $9.8 million, $7.8 million and $8.2 million in 1997, 1996 and 1995, respectively. For retirees and their dependents these costs were $2.7 million in 1997, $3.4 million in 1996 and $3.2 million in 1995.

     The Company provides life insurance benefits to its active and retired employees. Generally, life insurance benefits for retired employees are reduced over a number of years from the date of retirement to a minimum level. Costs paid for life insurance benefits for employees were approximately $830,000 in 1997, $637,000 in 1996 and $896,000 in 1995. The costs of providing such benefits for retired employees were de minimis in each of the three years in the period ended December 31, 1997.


NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES:

     Operating Leases - Rental expense covering manufacturing, transportation and certain other facilities and equipment for the years 1997, 1996 and 1995 aggregated $19.8 million, $17.2 million and $14 million, respectively. Minimum annual rental commitments as of December 31, 1997 under noncancellable leases are set forth as follows:

                                                                              (IN MILLIONS)
                                                               -----------------------------------------
                                                                             MANUFACTURING
                                                                  MOBILE        EQUIPMENT
                                                                 EQUIPMENT      AND OTHER        TOTAL
                                                               ------------   ------------   -----------
           1998                                                $      10.7    $       3.3    $      14.0
           1999                                                       10.1            2.8           12.9
           2000                                                        8.4            2.6           11.0
           2001                                                        5.2            2.3            7.5
           2002                                                        2.3            2.1            4.4
           Thereafter                                                  3.1           10.4           13.5
                                                               -----------    -----------    -----------
                                                               $      39.8    $      23.5    $      63.3
                                                               ===========    ===========    ===========


     Environmental Matters - Industrial operations have been conducted at some of the Company's facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement or concrete products, contain chemical elements or compounds that are designated as hazardous substances. The Company's operations involving such materials are regulated by federal, state and local laws and regulations pertaining to the protection of human health and the environment. In the past, in accordance with industry practice, the Company disposed of various materials, both onsite and offsite, in a manner which in some cases would not be permitted under current environmental regulations. Certain of these materials, if discarded today, might be categorized as hazardous substances or wastes.

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

     While several of the Company's facilities are the subject of various local, state or federal environmental proceedings and inquiries, most of these investigations are in their preliminary stages and final results may not be determined for years. In certain instances, the Company has been named as one of several potentially responsible parties ("PRP") charged with remediation activities pursuant to CERCLA. Despite the fact that current law imposes joint and several liability on all parties at any Superfund site, the Company's accrual for estimated liability in these instances reflects only the Company's expected share based on the Company's assessment of (i) its proportionate volumetric contribution to the waste material, (ii) whether responsibility is being disputed, (iii) the terms of any existing agreements, (iv) the solvency of other parties and (v) experience regarding similar matters. While some of these matters have been settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. The Company accrues a charge for an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable, whether or not claims have been asserted. All environmental accruals have been recorded without giving effect to any possible future recoveries from insurance or other third parties. It is often difficult to estimate the future impact of environmental matters and accruals are adjusted as further information develops or circumstances change.

     Accrued liabilities specifically related to environmental matters were, in the aggregate, $1.2 million, $2.3 million and $3.4 million at December 31, 1997, 1996 and 1995, respectively. Additional amounts related to closure, remediation and other environmental related liabilities were included in the charge accrued in conjunction with the 1994 loss on disposal of the discontinued environmental services operations. Cash expenditures often lag by a number of years the period in which an accrual is recorded. Based on the information developed to date, the Company has no reason to believe it will be required to spend significant sums on these matters in excess of the amounts already provided for in the Company's financial statements. Until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, however, the ultimate cost that might be incurred by the Company to resolve these environmental issues cannot be assured.

     Additions to and expenditures charged against the Company's environmental accruals related to continuing operations during the past three years were as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                              (IN MILLIONS)
                                                                ------------------------------------
                                                                   1997          1996         1995
                                                                ---------     ---------     --------
              Beginning balance                                 $    2.3      $    3.4      $   4.2
              Expense provisions                                     0.1           0.3          1.7
              Expenditures                                          (1.2)         (1.4)        (2.5)
                                                                ---------     ---------     --------
              Ending balance                                    $    1.2      $    2.3      $   3.4
                                                                =========     =========     =======

     Based solely upon the information developed to date, which is subject to change as additional information becomes available, management of the Company believes that known matters can be successfully resolved in cooperation with local, state and federal regulating agencies. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for environmental contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations in a particular period.

     Amendments to the Clean Air Act in 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments may result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. As mandated by the Clean Air Act, beginning in late 1995, the Company commenced submitting permit applications and paying annual fees for its cement manufacturing plants. In addition, the U.S. Environmental Protection Agency ("U.S. EPA") is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a disadvantage with respect to its competitors.

     Claims for Indemnification - The Company has been notified by Energy Development Corporation ("EDC"), the 1989 purchaser of the Company's then oil and gas subsidiary, Pelto Oil Company ("Pelto"), that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to orders issued by the Mineral Management Service ("MMS") of the Department of the Interior ("DOI") asserting that two separate gas contract settlement payments made to Pelto prior to its purchase by EDC were royalty bearing. The MMS's Houston Compliance Division has advised EDC that it had determined that a lump sum payment made by Tennessee Gas Pipeline Company to Pelto was, for several alleged reasons, royalty bearing and, accordingly, it had made a determination of underpayment of royalties in the amount of $1.35 million attributable to these proceeds. The Company has been notified by EDC that EDC was exercising its indemnification rights under the 1989 stock purchase agreement for Pelto with respect to both the Tennessee Gas matter and an earlier similar MMS determination of royalty underpayment, in an amount unspecified, with respect to a separate $5.9 million gas settlement payment from Transcontinental Gas Pipe Line Corporation to Pelto. The Company disagrees with MMS' determinations of royalty underpayment. However, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

     In a 1996 case in which the Company is not involved, a three judge panel of the U.S. Circuit Court of Appeals for the D.C. Circuit ruled that the DOI impermissibly departed from established agency practices in attempting to collect royalties on a settlement payment and that gas producers cannot be required to pay royalties on payments in settlement of take-or-pay contracts and related contract claims. In a different case, the U.S. Circuit Court of Appeals for the Sixth Circuit reached a decision in 1997 which may be contrary. A petition for review of the Sixth Circuit's decision by the U.S. Supreme Court was denied. Final resolution of other cases now pending before the MMS, including those of EDC, may depend upon further proceedings in the District of Columbia District Court and the D.C. Circuit regarding implementation of the D.C. Circuit's opinion disallowing royalty in the 1996 case.

     Kosmos Cement Joint Venture Severance Tax Audit - In October 1997, the State of Kentucky proposed a deficiency assessment against Kosmos Cement, the Company's 75% owned and operated Joint Venture, for severance tax payments related to limestone mined at the Kosmosdale cement plant. The total assessment, including penalty and interest, is approximately $3.7 million. A substantial portion of the severance tax relates to limestone mined specifically for use by a local utility company which is contractually liable for severance taxes on limestone provided to it under a processing and supply agreement. Management believes there are good defenses regarding the other portions of the assessment. Kosmos Cement and its outside counsel in Kentucky filed a Protest and Refund Request with the State on behalf of Kosmos Cement on December 5, 1997. A preliminary meeting was held with the Kentucky Revenue Cabinet in late January 1998 to discuss the disputed assessments. Discussions are still in the preliminary stages, however, and the Company is unable to evaluate whether an unfavorable outcome is either probable or remote. The Company would indirectly bear 75% of any settlement and legal costs through its participation in the Kosmos Cement Joint Venture.

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


NOTE 18 - CAPITAL STOCK:

     The authorized capital stock of the Company comprises 40,000,000 shares of Common Stock, $1.25 par value ("Common Stock"), and 10,000,000 shares of Preferred Stock, $.05 par value (the "Preferred Stock"). Chemical Shareholder Services Group, Inc., a subsidiary of Chemical Banking Corporation, serves as the registrar and transfer agent for the Common Stock.

   COMMON STOCK

     At December 31, 1997, there were approximately 24,742,000 shares of common stock issued and approximately 23,576,000 shares of common stock outstanding and held of record by approximately 1,549 shareholders, and approximately 1.7 million shares were reserved for future issuance upon exercise of options granted under employee benefit plans and stock issued under phantom stock plans. A dividend of $0.10 per share of common stock has been paid quarterly beginning in March 1996.

     A reconciliation of the income available to common shareholders and share amounts used in the computation of basic and diluted earnings per share follows:

                                                                   1997           1996           1995
                                                               -----------    ------------   -----------
                                                                 (in millions except per share amounts)
         Earnings before extraordinary charge
            and preferred stock dividends                      $      96.7    $      71.2    $      47.5
         Less: preferred stock dividends                              (2.5)          (7.7)          (9.8)
                                                               -----------    -----------    -----------

         Earnings available to common shareholders
            for basic earnings per share                              94.2           63.5           37.7
         Effect of dilutive securities:
              Convertible preferred stock                              2.5            7.7            9.8
                                                               -----------    -----------    -----------
         Earnings available to common shareholders
            for diluted earnings per share                     $      96.7    $      71.2    $      47.5
                                                               ===========    ===========    ===========

         Average outstanding common shares for basic
            earnings per share                                        22.3           18.2           17.3
         Effect of dilutive securities:
              Stock options and warrants                               0.4            0.5            0.2
              Convertible preferred stock                              1.6            5.3            5.9
                                                               -----------    -----------    -----------

         Total outstanding shares for diluted earnings
            per share                                                 24.3           24.0           23.4
                                                               ===========    ===========    ===========

         Earnings before extraordinary charge per share
              Basic                                            $      4.23    $      3.50    $      2.18
                                                               ===========    ===========    ===========
              Diluted                                          $      3.98    $      2.97    $      2.03
                                                               ===========    ===========    ===========


COMMON STOCK REPURCHASE PROGRAM

     On November 22, 1996, the Board of Directors approved a common stock repurchase program under which the Company is authorized to repurchase up to 1.5 million shares of the Company's outstanding common stock. As of December 31, 1997, approximately 1,166,000 shares of common stock had been purchased in open market transactions at a cost of $46.3 million.

SHAREHOLDER RIGHTS PLAN

     The Company has a shareholder rights plan pursuant to which each holder of common stock has one Right per share with an exercise price of $60, subject to adjustment (the "Purchase Price"). The Rights are not exercisable generally until the earlier of (i) ten days following a public announcement that a person or group (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (the date of such announcement being the "Stock Acquisition Date") or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person's becoming an Acquiring Person.

     With certain exceptions, in the event a person becomes an Acquiring Person, each Right (except those held by the Acquiring Person or certain related persons, which become void) will then entitle the holder to purchase a number of shares of common stock of the Company having a then current market value equal to twice the Purchase Price. In the event that any time on or after the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination, with certain exceptions, or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each Right (except those held by the Acquiring Person or certain related persons, which become void) will then entitle the holder to purchase a number of shares of common stock of the acquiring company (or in certain cases its controlling person) having a then current market value equal to twice the Purchase Price.

     The Rights expire at the close of business on March 14, 2001, and at any time until ten days following a Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable, at the option of the Company, in cash, shares of common stock, or other consideration. The provisions of the shareholder rights plan are intended to discourage, or may have the effect of discouraging, partial tender offers, front-end loaded two-tier tender offers and certain other types of coercive takeover tactics and inadequate takeover bids and to encourage persons seeking to acquire control of the Company first to negotiate with the Company. The Company believes that these provisions on balance provide benefits to the Company's shareholders by enhancing the Company's potential ability to negotiate an improvement in terms with the proponent of an unfriendly or unsolicited proposal to take over or restructure the Company.

PREFERRED STOCK

         The Board of Directors is authorized to designate series of preferred stock and fix the powers, preferences and rights of the shares of such series and the qualifications, limitations or restrictions thereon.

     Series A and B Preferred Stock - In 1987, the Company issued 1,999,998 shares of Preferred Stock, $.70 Cumulative Convertible Series A ("Series A Preferred Stock"). In 1988, the Company issued 960,000 shares of Preferred Stock, $3.75 Convertible Exchangeable Series B ("Series B Preferred Stock"). In late 1996, substantially all of the Series A and Series B Preferred Stock were converted into 3.3 million shares of common stock. Dividends paid or accrued on the Series A and B Preferred Stock amounted to approximately $2.7 million in 1996 and $4.8 million in 1995.

     Series C Preferred Stock - In connection with the distribution of the Rights on March 14, 1991, the Board of Directors of the Company authorized 400,000 shares of Series C Preferred Stock, none of which are outstanding. The Series C Preferred Stock would be issued only upon the exercise of Rights, in certain limited cases, and only if the Rights were exercised. The Rights are not exercisable as of the date hereof. See "Shareholder Rights Plan."

     Series D Preferred Stock - In 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D ("Series D Preferred Stock"). Dividends paid on the Series D Preferred Stock were approximately $2.5 million during 1997. Dividends paid or accrued on the Series D Preferred Stock were approximately $5 million in both 1996 and 1995. In the third quarter of 1997, all of the outstanding shares of the Series D Preferred Stock were converted into approximately 2.6 million shares of common stock. Had this conversion taken place at the beginning of 1997, basic earnings per share would have been reduced by $0.19 for the year ended December 31, 1997.

NOTE 19 - STOCK OPTION PLANS:

     Employee Stock Option Plans - As of December 31, 1997, there are two stock option plans for officers and certain key employees of the Company. Both the 1987 Stock Option Plan ("1987 Plan") and the 1989 Stock Option Plan ("1989 Plan") each had initially available for award up to 2,000,000 shares of the Company's common stock. As of December 31, 1997, 1,993,622 options and 1,559,800 options for the 1987 Plan and the 1989 Plan, respectively, had been awarded. The Employee Compensation and Benefits Committee of the Board of Directors may determine to permit any option granted thereunder to be exercisable immediately upon the date of grant or at any time thereafter; provided, however, that no option granted thereunder may be exercised within the first six months after the date of grant except in the event of the death or disability of the optionee. Since August of 1994, options granted have typically become exercisable over four equal annual installments at the end of each year after the date of grant of continued employment with the Company. Options granted are exercisable at the fair market value of the stock at the date of grant and typically expire ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1997 were 6,378 and 440,200 under the 1987 Plan and 1989 Plan, respectively.

     Non-Employee Directors' Plan - Under the 1991 Nonqualified Stock Option Plan for Non-Employee Directors ("1991 Directors' Plan"), options for a total of up to 400,000 shares of the Company's common stock are available for grant to directors of the Company who are not employed by the Company or any of the Company's subsidiaries. The 1991 Director's Plan provides that: (i) 2,000 options are automatically granted to each non-employee director on the date of each annual meeting of shareholders where he or she continues to serve as a director of the Company, (ii) options granted are exercisable at the fair market value of the common stock at the date of grant and expire ten years from the date of grant, (iii) all options granted are exercisable six months after the date of the grant, and (iv) upon the termination of service as a director on the Board by a non-employee director who is eligible for benefits under the Southdown, Inc. Directors' Retirement Plan, any of such director's options outstanding as of the date of such termination of service on the Board shall be exercisable for ten years from the date of grant of such options. As of December 31, 1997, a total of 188,000 options had been awarded under the 1991 Directors' Plan. Unoptioned shares available for grant as of December 31, 1997 under the 1991 Director's Plan were 212,000.

         Summary information with respect to all of the Company's stock option plans is as follows:

                                                                                      WEIGHTED
                                                         VESTED         SHARES         AVERAGE
                                                         OPTIONS         UNDER        EXERCISE
                                                       EXERCISABLE      OPTION          PRICE
                                                      ------------   ------------   -----------
Balance, December 31, 1994                                743,993      1,103,693    $     19.03
                                                      ============                  ===========
Granted                                                                  182,800          20.27
Exercised                                                                (43,000)         14.21
Canceled                                                                 (26,000)         21.30
                                                                     ------------
Balance, December 31, 1995                                846,293      1,217,493    $     19.34
                                                      ============                  ===========
Granted                                                                  354,900          23.46
Exercised                                                               (420,705)         17.05
Canceled                                                                 (19,400)         21.73
                                                                     ------------
Balance, December 31, 1996                                580,278      1,132,288    $     21.48
                                                      ============                  ===========
Granted                                                                  237,400          32.61
Exercised                                                               (584,896)         21.32
Canceled                                                                  (4,700)         26.30
                                                                     ------------
Balance, December 31, 1997                                224,867        780,092    $     24.85
                                                      ============   ============   ===========


         The following table summarizes information about stock options outstanding as of December 31, 1997:

                   Options Outstanding                                          Options Exercisable
-------------------------------------------------------------          ---------------------------------------------------

                                             Weighted-Average
  Range of Exercise          Number             Remaining              Weighted-Average      Number      Weighted-Average
        Prices           Outstanding at         Contractual               Exercise        Exercisable        Exercise
                            12/31/97                Life                    Price         at 12/31/97         Price
-------------------------------------------------------------          ---------------------------------------------------
$11.00 to 19.875              111,510            5.77                     $15.21          95,710            $14.74
 20.00 to 27.0625             414,882            7.61                      22.79          99,407             23.25
 30.375 to 55.9375            253,700            9.07                      32.47          29,750             36.81
-------------------------------------------------------------          ---------------------------------------------------
$11.00 to 55.9375             780,092                                     $24.85         224,867            $21.42
=============================================================          ====================================================


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for employee stock-based compensation plans at fair value. Because of the inexact and subjective nature of deriving the fair value of stock-based compensation, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because the exercise price of stock-based compensation equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized for the Company's stock plans.

     As permitted by SFAS No. 123, the Company has estimated the pro forma fair value of its stock-based compensation for disclosure purposes by using the Black-Scholes model, a generally recognized option pricing model. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced by $1.4 million or $0.06 per share, $1.2 million or $0.05 per share and $717,000 or $0.03 per share in 1997, 1996 and 1995, respectively. The pro forma fair value of options at date of grant was estimated using the following assumptions:

                                                          1997             1996              1995
---------------------------------------------------------------------------------------------------
Expected life (years)                                         5                5                 5

Interest rate (U.S. Treasury 5 year notes)                6.20%            6.45%             6.14%

Volatility                                              30.341%          31.077%           31.687%

Dividend yield                                            1.27%            1.67%              0.0%
---------------------------------------------------------------------------------------------------
Weighted average fair value at grant date      $           8.88  $          6.54  $           6.28
---------------------------------------------------------------------------------------------------




     The Black-Scholes model was originally developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of subjective assumptions including the expected life of the option and expected stock price volatility. Because the Company's stock-based compensation has characteristics different from those of traded options and because of the subjective nature of certain assumptions used, no assurances can be given that the weighted average fair value amounts reflected in the table above will be achieved. Also, the computed pro forma impact only includes the effects of grants since January 1, 1994. Because it is likely that additional options will be granted in future years and will vest ratably, the reported pro forma results are not necessarily representative of the effects on reported pro forma results for future years.

     Phantom Stock Plan - Effective January 1, 1997, the Board of Directors adopted the Phantom Stock and Deferred Compensation Plan for Non-Employee Directors (the "Phantom Stock Plan") which was approved by the shareholders at the 1997 Annual Meeting. This plan calls for the non-employee directors to receive on a deferred basis, in lieu of cash, 50% of their monthly directors' fees in fair market value of Common Stock. The fair market value is determined based upon the average of the high and low prices of the Common Stock on the last New York Stock Exchange trading day of the month the fee is payable. The non-employee director may elect to receive on a deferred basis his total monthly fee in fair market value of Common Stock. The plan defers the recognition of compensation by the director by deferring the issuance of Common Stock to the director until he or she leaves the Board. The director's account will also be credited with fair market value of Common Stock equal to cash dividends on Common Stock that would have been received had the Common Stock been issued when earned. A total of 250,000 shares of Common Stock have been reserved for issuance under this plan. As of December 31, 1997, no shares, but approximately 8,000 stock equivalent units have been issued.

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SOUTHDOWN, INC.

Southdown, Inc.
Houston, Texas


We have audited the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1997 and 1996, and the related statements of consolidated earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southdown, Inc. and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Houston, Texas January 27, 1998

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

3.   EXHIBITS


             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT
              3.1     Restated Articles of Incorporation of the Company, as
                      amended through March 4, 1991 incorporated by reference
                      from Exhibit 4.1 to the Company's Current Report on Form
                      8-K dated December 21, 1993

              3.2     Articles of Amendment to the Restated Articles of
                      Incorporation of the Company dated January 25, 1994 - incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

              3.3 Bylaws of the Company amended as of May 15, 1997 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

              4.1 Indenture dated as of March 19, 1996 between the Company and State Street Bank and Trust Company as Trustee as relating to the Company's 10% Senior Subordinated Notes due 2006, Series B - incorporated by reference from
                      Exhibit 4.1 to the Company's Registration Statement on
                      Form S-4 (Registration No. 333-02585) filed April 17, 1996

              4.2 Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report. The Company agrees to furnish a copy of any such instrument to the Commission upon request

              4.3     Rights Agreement dated as of March 4, 1991 between the
                      Company and Chemical Shareholder Services Group, Inc.
                      (formerly Texas Commerce Bank National Association) as
                      Rights Agent - incorporated by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

           *+10.1     1987 Stock Option Plan of Southdown, Inc.

            +10.2 1989 Stock Option Plan of Southdown, Inc. - incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended June 30,1993

           *+10.3     Forms of Nonqualified Stock Option Agreement

            +10.4 Special Severance Program dated May 18, 1989 - incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993



             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT
            +10.5     Form of Supplemental Pension Agreement and amendment to
                      Supplemental Pension Agreement - incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report for
                      the quarter ended June 30, 1993

            +10.6     Employment Agreements and form of Amendment to Employment
                      Agreements between the Company and certain executive officers, as more specifically described below:

                                                              Date of
                           Name of Officer                    Employment Agreement
                           ---------------                    --------------------
                           (a)  J. Bruce Tompkins             November 1, 1989
                           (b)  Eugene P. Martineau           March 23, 1992

                      - incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993

           *+10.7 Forms of Employment Agreements between the Company and certain executive officers, as more specifically described below:

                                                              Date of
                           Name of Officer                    Employment Agreement
                           ---------------                    --------------------
                           (a)  Clarence C. Comer             December 19, 1997
                           (b)  Dennis M. Thies               December 19, 1997
                           (c)  Steven R. Miley               December 19, 1997

            +10.8 Southdown, Inc. Pension Plan as adopted on May 19, 1994 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994

            +10.9 Southdown, Inc. Retirement Savings Plan as amended and restated on July 1, 1990 - incorporated by reference from
                      Exhibit 99.2 to the Company's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 1994

           +10.10 Southdown, Inc. Directors' Retirement Plan - incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1995

           +10.11     First Amendment to the Southdown, Inc. Directors'
                      Retirement Plan - incorporated by reference from Exhibit
                      10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996

           +10.12     Southdown, Inc. 1991 Nonqualified Stock Option Plan for
                      Non-employee Directors - as amended November 21, 1996 - incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996



             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT

           +10.13     Southdown, Inc. Phantom Stock and Deferred Compensation
                      Plan for Non-employee Directors - incorporated by reference from Exhibit 10.12 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended 1996

           +10.14     Southdown, Inc. Annual Incentive Plan dated April 11, 1996
                      - incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996

          *+10.15     Southdown, Inc. Key Employee Share Option Plan effective
                      December 30, 1997

          *+10.16     Supplemental Executive Retirement Plan effective October
                      1, 1997

            10.17     Third Amended and Restated Credit Agreement as of November
                      3, 1995 among the Company; Wells Fargo Bank, N.A.; Societe
                      Generale, Southwest Agency; Credit Suisse First Boston;
                      Caisse National De Credit Agricole; Banque Paribas; CIBC
                      Inc.; The Bank of Nova Scotia; and BankBoston, N.A. - incorporated by reference to Exhibit 99.1 to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1995

            10.18     Letter Agreement dated February 29, 1996, amending the
                      Third Amended and Restated Credit Agreement as of November
                      3, 1995, among the Company and the banks party thereto - incorporated by reference from Exhibit 99.2 to the Company's Registration Statement on Form S-4 (Registration
                      No. 333-02585) filed April 17, 1996

            10.19     Amendment Number Two to Third Amended and Restated Credit
                      Agreement, dated as of September 30, 1996, among the Company; Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; Credit Suisse First Boston; Caisse
                      National De Credit Agricole; Banque Paribas; CIBC, Inc.;
                      The Bank of Nova Scotia; and the BankBoston, N.A. - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

            10.20     Amendment Number Three to the Third Amended and Restated
                      Credit Agreement, dated as of August 6, 1997, among the Company, Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; Credit Suisse First Boston; Caisse
                      National De Credit Agricole; Banque Paribas; CIBC, Inc.;
                      The Bank of Nova Scotia; and BankBoston, N.A. - incorporated by reference from Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997



             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT

            10.21     Agreement dated May 1, 1996 by and between Kosmos Cement
                      Company and the International Brotherhood of Boilermakers,
                      Cement, Lime, Gypsum and Allied Workers Division Lodge
                      D595 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

            10.22     Agreement dated August 16, 1993, as amended November 16,
                      1995, by and between the Company and the United
                      Paperworkers International Union - incorporated by
                      reference from Exhibit 10.14 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended December 31,
                      1995

           *10.23     Agreement dated as of December 15, 2003 between Kosmos
                      Cement Company and International Brotherhood of
                      Boilermakers, Cement, Lime, Gypsum and Allied Workers
                      Division Lodge D-592

            10.24     Agreement dated March 1, 1994 by and between the
                      Southwestern Portland Cement and the International
                      Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                      Allied Workers Division, Local Lodge No. D357 incorporated by reference from Exhibit 10.21 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended December 31,
                      1994

            10.25 Agreement dated July 31, 1994 by and between the Southwestern Portland Cement Company (Odessa Plant) and the United Cement, Lime, Gypsum and Allied Workers
                      Division, Boilermakers International Union, A.F.L.-C.I.O.,
                      Local No. D476 - incorporated by reference from Exhibit
                      10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

            10.26 Agreement dated March 1, 1995 by and between the Company and Cement, Lime and Gypsum Worker's Division
                      Boilermaker's Union, Local Lodge No. D140 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended June 30, 1995

            10.27 Agreement dated June 21, 1995 by and between the Company and the International Union of Operating Engineers, Local
                      Union No. 9 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

              *11     Statement of computation of per share earnings




             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT

              *21     Significant Subsidiaries of Southdown, Inc. as of December
                      31, 1997

              *23     Consent of independent auditors

              *27     Financial Data Schedule

  --------------------
  * Filed herewith
  + Compensatory plan or management agreement.

           (b)        REPORTS ON FORM 8-K.

                      No reports on Form 8-K were filed during the quarter ended
                      December 31, 1997.

                                   SIGNATURES

           PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   SOUTHDOWN, INC.
                                   (Registrant)

                                   By             CLARENCE C. COMER
                                     ------------------------------------------
                                                  Clarence C. Comer
                                         President and Chief Executive Officer
  Date:  March   , 1998

           PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURES                      POSITIONS                                         DATE

               CLARENCE C. COMER                 President, Chief Executive Officer                March    , 1998
--------------------------------------------
               Clarence C. Comer                 and Director (Principal Executive
                                                 Officer)

                DENNIS M. THIES                  Executive Vice President and Chief                March    , 1998
--------------------------------------------
                Dennis M. Thies                  Financial Officer (Principal Financial Officer)

                ALLAN KORSAKOV                   Vice President and Corporate Controller           March    , 1998
--------------------------------------------
                Allan Korsakov                   (Principal Accounting Officer)

               K. L. HUGER, JR.                  Director                                          March    , 1998
--------------------------------------------
               K. L. Huger, Jr.

               ROBERT G. POTTER                  Director                                          March    , 1998
--------------------------------------------
               Robert G. Potter

                 FRANK J. RYAN                   Director                                          March    , 1998
--------------------------------------------
                 Frank J. Ryan

                WHITSON SADLER                   Director                                          March    , 1998
--------------------------------------------
                Whitson Sadler

               ROBERT J. SLATER                  Director                                          March    , 1998
--------------------------------------------
               Robert J. Slater

             DAVID J. TIPPECONNIC                Director                                          March    , 1998
--------------------------------------------
             David J. Tippeconnic

                RONALD N. TUTOR                  Director                                          March    , 1998
--------------------------------------------
                Ronald N. Tutor


              V. H. VAN HORN, III                Director                                          March    , 1998
--------------------------------------------
              V. H. Van Horn, III


              STEVEN B. WOLITZER                 Director                                          March    , 1998
--------------------------------------------
              Steven B. Wolitzer


                               INDEX TO EXHIBITS


             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT
              3.1     Restated Articles of Incorporation of the Company, as
                      amended through March 4, 1991 incorporated by reference
                      from Exhibit 4.1 to the Company's Current Report on Form
                      8-K dated December 21, 1993

              3.2     Articles of Amendment to the Restated Articles of
                      Incorporation of the Company dated January 25, 1994 - incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

              3.3 Bylaws of the Company amended as of May 15, 1997 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

              4.1 Indenture dated as of March 19, 1996 between the Company and State Street Bank and Trust Company as Trustee as relating to the Company's 10% Senior Subordinated Notes due 2006, Series B - incorporated by reference from
                      Exhibit 4.1 to the Company's Registration Statement on
                      Form S-4 (Registration No. 333-02585) filed April 17, 1996

              4.2 Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report. The Company agrees to furnish a copy of any such instrument to the Commission upon request

              4.3     Rights Agreement dated as of March 4, 1991 between the
                      Company and Chemical Shareholder Services Group, Inc.
                      (formerly Texas Commerce Bank National Association) as
                      Rights Agent - incorporated by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

           *+10.1     1987 Stock Option Plan of Southdown, Inc.

            +10.2 1989 Stock Option Plan of Southdown, Inc. - incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended June 30,1993

           *+10.3     Forms of Nonqualified Stock Option Agreement

            +10.4 Special Severance Program dated May 18, 1989 - incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993



             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT
            +10.5     Form of Supplemental Pension Agreement and amendment to
                      Supplemental Pension Agreement - incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report for
                      the quarter ended June 30, 1993

            +10.6     Employment Agreements and form of Amendment to Employment
                      Agreements between the Company and certain executive officers, as more specifically described below:

                                                              Date of
                           Name of Officer                    Employment Agreement
                           ---------------                    --------------------
                           (a)  J. Bruce Tompkins             November 1, 1989
                           (b)  Eugene P. Martineau           March 23, 1992

                      - incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993

           *+10.7 Forms of Employment Agreements between the Company and certain executive officers, as more specifically described below:

                                                              Date of
                           Name of Officer                    Employment Agreement
                           ---------------                    --------------------
                           (a)  Clarence C. Comer             December 19, 1997
                           (b)  Dennis M. Thies               December 19, 1997
                           (c)  Steven R. Miley               December 19, 1997

            +10.8 Southdown, Inc. Pension Plan as adopted on May 19, 1994 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994

            +10.9 Southdown, Inc. Retirement Savings Plan as amended and restated on July 1, 1990 - incorporated by reference from
                      Exhibit 99.2 to the Company's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 1994

           +10.10 Southdown, Inc. Directors' Retirement Plan - incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1995

           +10.11     First Amendment to the Southdown, Inc. Directors'
                      Retirement Plan - incorporated by reference from Exhibit
                      10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996

           +10.12     Southdown, Inc. 1991 Nonqualified Stock Option Plan for
                      Non-employee Directors - as amended November 21, 1996 - incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996


             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT

           +10.13     Southdown, Inc. Phantom Stock and Deferred Compensation
                      Plan for Non-employee Directors - incorporated by reference from Exhibit 10.12 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended 1996

           +10.14     Southdown, Inc. Annual Incentive Plan dated April 11, 1996
                      - incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996

          *+10.15     Southdown, Inc. Key Employee Share Option Plan effective
                      December 30, 1997

          *+10.16     Supplemental Executive Retirement Plan effective October
                      1, 1997

            10.17     Third Amended and Restated Credit Agreement as of November
                      3, 1995 among the Company; Wells Fargo Bank, N.A.; Societe
                      Generale, Southwest Agency; Credit Suisse First Boston;
                      Caisse National De Credit Agricole; Banque Paribas; CIBC
                      Inc.; The Bank of Nova Scotia; and BankBoston, N.A. - incorporated by reference to Exhibit 99.1 to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended
                      September 30, 1995

            10.18     Letter Agreement dated February 29, 1996, amending the
                      Third Amended and Restated Credit Agreement as of November
                      3, 1995, among the Company and the banks party thereto - incorporated by reference from Exhibit 99.2 to the Company's Registration Statement on Form S-4 (Registration
                      No. 333-02585) filed April 17, 1996

            10.19     Amendment Number Two to Third Amended and Restated Credit
                      Agreement, dated as of September 30, 1996, among the Company; Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; Credit Suisse First Boston; Caisse
                      National De Credit Agricole; Banque Paribas; CIBC, Inc.;
                      The Bank of Nova Scotia; and the BankBoston, N.A. - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

            10.20     Amendment Number Three to the Third Amended and Restated
                      Credit Agreement, dated as of August 6, 1997, among the Company, Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; Credit Suisse First Boston; Caisse
                      National De Credit Agricole; Banque Paribas; CIBC, Inc.;
                      The Bank of Nova Scotia; and BankBoston, N.A. - incorporated by reference from Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997



             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT

            10.21     Agreement dated May 1, 1996 by and between Kosmos Cement
                      Company and the International Brotherhood of Boilermakers,
                      Cement, Lime, Gypsum and Allied Workers Division Lodge
                      D595 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

            10.22     Agreement dated August 16, 1993, as amended November 16,
                      1995, by and between the Company and the United
                      Paperworkers International Union - incorporated by
                      reference from Exhibit 10.14 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended December 31,
                      1995

           *10.23     Agreement dated as of December 15, 2003 between Kosmos
                      Cement Company and International Brotherhood of
                      Boilermakers, Cement, Lime, Gypsum and Allied Workers
                      Division Lodge D-592

            10.24     Agreement dated March 1, 1994 by and between the
                      Southwestern Portland Cement and the International
                      Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                      Allied Workers Division, Local Lodge No. D357 incorporated by reference from Exhibit 10.21 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended December 31,
                      1994

            10.25 Agreement dated July 31, 1994 by and between the Southwestern Portland Cement Company (Odessa Plant) and the United Cement, Lime, Gypsum and Allied Workers
                      Division, Boilermakers International Union, A.F.L.-C.I.O.,
                      Local No. D476 - incorporated by reference from Exhibit
                      10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

            10.26 Agreement dated March 1, 1995 by and between the Company and Cement, Lime and Gypsum Worker's Division
                      Boilermaker's Union, Local Lodge No. D140 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended June 30, 1995

            10.27 Agreement dated June 21, 1995 by and between the Company and the International Union of Operating Engineers, Local
                      Union No. 9 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

              *11     Statement of computation of per share earnings




             EXHIBIT
             NUMBER                      DESCRIPTION OF EXHIBIT

              *21     Significant Subsidiaries of Southdown, Inc. as of December
                      31, 1997

              *23     Consent of independent auditors

              *27     Financial Data Schedule

  --------------------
  * Filed herewith
  + Compensatory plan or management agreement.