Form 10-K/A
period 1997-12-31
SOUTHDOWN INC
filed 1998-04-27
CIK 313058

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-K/A*

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                       TO
                               ---------------------    ---------------------

                         COMMISSION FILE NUMBER 1-6117

                                SOUTHDOWN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                LOUISIANA                                      72-0296500
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

            1200 SMITH STREET
               SUITE 2400
             HOUSTON, TEXAS                                     77002-4486
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 650-6200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                      ON WHICH REGISTERED
               -------------------                      -------------------
Common Stock, par value $1.25 per share            New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                    New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  X         NO
                                 -----          ----

As of January 31, 1997, the number of shares of common stock outstanding was
23.6 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, Inc. was approximately $1.47 billion.




================================================================================

* Amendment filed on April 27, 1998 to supply information required by Part III of Form 10-K because definitive proxy materials will not be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      IDENTIFICATION OF DIRECTORS:


DIRECTORS:                                                           SERVED AS
                                                                      DIRECTOR
                                       PRINCIPAL                     CONTINUOUSLY          COMMITTEE
NAME AND AGE                          OCCUPATION (1)                    SINCE              MEMBERSHIPS
------------                          ----------                   ------------------      -----------
CLASS I
(Term expires 1998)

K. L. Huger, Jr. [69]        Vice President of Canal Barge                1977            Nominating
                             Company, Inc., a marine towing                               Finance & Audit
                             company, New Orleans, Louisiana

David J. Tippeconnic [58]    President and Chief Executive                1996            Compensation &
                             Officer of CITGO Petroleum                                   Benefits
                             Corporation, Tulsa, Oklahoma (2)                             Nominating

V. H. Van Horn III [59]      Retired, Houston, Texas (3)                  1988            Compensation &
                                                                                          Benefits
                                                                                          Nominating

Steven B. Wolitzer [45]      Managing Director, Lehman                    1993            Finance & Audit
                             Brothers Inc., an investment                                 Nominating
                             banking firm, New York, New
                             York
CLASS II
(Term expires 1999)

Frank J. Ryan [66]           Private Investor, Allentown,                 1993            Compensation &
                             Pennsylvania (4)                                             Benefits
                                                                                          Nominating

Whitson Sadler [57]          President and Chief Executive                1996            Compensation &
                             Officer of Solvay America, Inc.,                             Benefits
                             Houston, Texas (5)                                           Finance & Audit
                                                                                          Conflict of Interest
J. Bruce Tompkins [48]       Executive Vice President and Chief           1998
                             Operating Officer of the Company
                             (6)

Ronald N. Tutor [58]         President and Chief Executive                1992            Finance & Audit
                             Officer of Tutor-Saliba Corporation,                         Nominating
                             a construction company, Sylmar,
                             California (7)


CLASS III
(Term expires 2000)

Clarence C. Comer [50]       President and Chief Executive                1986
                             Officer of the Company (8)

Robert G. Potter [59]        President, Chief Executive Officer           1996            Compensation &
                             and director of Solutia Inc., a                              Benefits
                             refiner and marketer of chemical                             Nominating
                             products, St. Louis, Missouri (9)                            Conflict of Interest

Robert J. Slater [60]        President, Jackson Consulting, Inc.          1993            Compensation &
                             a private consulting and investment                          Benefits
                             company specializing in advising                             Finance & Audit
                             basic industries, New Canaan,                                Conflict of Interest
                             Connecticut (10)

(1) Unless indicated otherwise in this table or under the caption "(b) Identification of executive officers" below, the individuals named in the table have held their positions for more than five years.

(2) Mr. Tippeconnic has been President and Chief Executive Officer of CITGO Petroleum Corporation since July 1997. CITGO is a refiner and marketer of petrochemicals and other industrial products. From 1995 to 1997, Mr. Tippeconnic was President and Chief Executive Officer of UNO-VEN Company. For more than five years prior to his retirement in 1994, Mr. Tippeconnic served in various executive positions with the Phillips Petroleum Company.

(3)        For more than five years prior to his retirement in January 1996, Mr.
           Van Horn was President, Chief Executive Officer and a director of National Convenience Stores Incorporated, an operator of convenience stores.

(4) Since 1990, Mr. Ryan has been a private investor and prior to that time was President and Chief Operating Officer of Air Products and Chemicals, Inc., a manufacturer of industrial gases and chemicals. Mr. Ryan was elected Chairman of the Board of the Company effective March 16, 1995.

(5) Solvay America, Inc. is a United States subsidiary of Solvay S.A., a major European chemical company headquartered in Brussels, Belgium.

(6) Mr. Tompkins was appointed by the Board of Directors of the Company as a director in March 1998 and will stand for election by the shareholders at the 1998 Annual Meeting.

(7) Mr. Tutor is also a director of Perini Corporation, a company engaged in general construction and real estate development.

(8) Mr. Comer is also a director of Consolidated Graphics, Inc., a company engaged in commercial and financial printing.

(9) For more than five years prior to assuming his position with Solutia, Mr. Potter was the Executive Vice President and Advisory Director of Monsanto Company, a diversified chemical and manufacturing company located in St. Louis, Missouri. Mr. Potter is also a director of Stepan Co., a manufacturer of specialty and intermediate chemicals.

(10) Mr. Slater is also a director of First Industrial Realty Trust, Inc., an owner and operator of industrial real estate.

(b)      IDENTIFICATION OF EXECUTIVE OFFICERS:

   EXECUTIVE OFFICERS:

     The following list sets forth the names, ages and offices of the present executive officers of the Company serving until the 1998 annual meeting of the Board of Directors. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.


     Clarence C. Comer   (50)..............................   President, Chief Executive Officer
                                                              and Director
     J. Bruce Tompkins    (48).............................   Executive Vice President and Chief
                                                              Operating Officer
     Eugene P. Martineau (58)..............................   Executive Vice President - Concrete
                                                              Products Group
     James L. Persky    (49)...............................   Executive Vice President - Finance and
                                                              Administration
     Dennis M. Thies    (49)...............................   Executive  Vice  President and Chief Financial Officer
     Patrick S. Bullard  (36)..............................   Vice President - General Counsel and Secretary
     Stephen R. Miley   (50)...............................   Senior Vice President - Cement Sales
     Thomas E. Daman  (41).................................   Vice President and Treasurer
     Allan B. Korsakov  (55)...............................   Vice President and Corporate Controller

     Mr. Comer was elected President and Chief Executive Officer effective February 4, 1987.

     Mr. Tompkins was elected Executive Vice President and Chief Operating Officer in October 1997. For more than five years prior to this Mr. Tompkins was Executive Vice President - Cement Group.

     Mr. Martineau was elected Executive Vice President - Concrete Products Group effective April 16, 1992. He has resigned as an officer of Southdown effective July 31, 1998.

     Mr. Persky resigned as an officer of the Company in March 1998. He had held his position of Executive Vice President - Finance and Administration since May 1994. From July 1989 to May 1994, Mr. Persky was Senior Vice President - Finance of the Company.

     Mr. Thies was appointed Executive Vice President and Chief Financial Officer in March 1998. From May 1995 to March 1998, Mr. Thies was Senior Vice President - Corporate Development. From April 1992 to May 1995, Mr. Thies was Senior Vice President - Environmental Systems.

     Mr. Bullard was elected Vice President - General Counsel and Secretary effective May 16, 1996. From August 21, 1995 to May 1996, Mr. Bullard was Vice President and General Counsel. From May 1993 to that time Mr. Bullard was associated with the law firm of Bracewell & Patterson, L.L.P., Houston, Texas.

     Mr. Miley was elected Senior Vice President - Cement Sales in April 1998. From September 1994 to March 1998 Mr. Miley served as Corporate Vice President - Sales. From September 1990 to September 1994 Mr. Miley was Corporate Vice President - Sales & Marketing of the Company.

     Mr. Daman was elected Vice President and Treasurer in May 1997. From February 1996 to May 1997, Mr. Daman was Treasurer. For more than five years prior to that time he served as Assistant Treasurer of the Company.

     Mr. Korsakov was appointed Vice President and Corporate Controller in February 1998. For more than five years prior to that time he served as Corporate Controller.

(c) COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT OF 1934:

     Under the securities laws of the United States the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Commission and the NYSE. Specific due dates for these reports have been established and the Company is required to disclose in this Form 10-K/A any failure to file by these dates. All required filings in 1997 were satisfied on a timely basis. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they have filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company and its subsidiaries during the year ended December 31, 1997 for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company ("Named Officers").

                                                                                        LONG-TERM
                                                       ANNUAL COMPENSATION            COMPENSATION
                                                  ----------------------------------  ------------
                                      FISCAL                            OTHER ANNUAL     STOCK      ALL OTHER
        NAME & PRINCIPAL POSITION      YEAR       SALARY       BONUS    COMPENSATION(1) OPTIONS   COMPENSATION
        -------------------------     ------      ------       -----    ------------    -------   ------------

        Clarence C. Comer              1997       $546,000    $645,372        -          36,000   $    -0-
          President & Chief            1996        546,000     479,934        -          50,000        -0-
          Executive Officer            1995        533,000     170,000        -          38,000        -0-

        J. Bruce Tompkins              1997        313,500     278,075        -          11,800      4,800 (2)
          Executive Vice President     1996        313,500     206,597        -          18,000      4,500 (2)
          and Chief Operating Officer  1995        307,250     100,000        -          17,600      9,828 (2)

        Eugene P. Martineau (3)        1997        262,500     200,813 (4)    -          10,600     10,785 (4)
          Executive Vice President-    1996        262,500     172,988        -          18,000     10,920 (4)
          Concrete Products Group      1995        256,250      73,500        -          14,600     15,593 (4)

        James L. Persky (5)            1997        262,500     227,325        -           8,800      4,800 (2)
          Executive Vice President-    1996        262,500     172,988        -          14,000      4,500 (2)
          Finance and Administration   1995        256,250      73,500        -          14,600      9,548 (2)

        Dennis M. Thies (6)            1997        233,000     179,410        -           5,300      4,800 (2)
          Senior Vice President-       1996        233,000     136,538        -           6,000      4,500 (2)
          Corporate Development        1995        229,500      35,000        -          11,000      7,906 (2)

------------

(1) Although the officers receive certain perquisites such as a car allowance and Company provided life insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

(2) These amounts represent the Company's contribution to the Company's Retirement Savings Plan.

(3) In March 1998, Mr. Martineau announced his resignation as an officer of the Company effective as of July 31, 1998.

(4) Mr. Martineau elected to receive an option to purchase securities under the Company's Key Employee Security Option Plan in lieu of receiving his 1997 bonus in cash. For a description of this plan, see the "Employee

        Compensation and Benefits Committee Report on Executive Compensation." At the time of his employment with the Company, Mr. Martineau was granted an interest free loan of $75,000 from the Company. In addition to Company contributions to the retirement savings plan, other compensation includes imputed interest income from this loan. The current balance of this loan is $75,000.

(5)     Mr. Persky resigned as an officer of the Company in March 1998.

(6) Mr. Thies was elected Executive Vice President and Chief Financial Officer in March 1998.

EMPLOYEE COMPENSATION AND BENEFITS COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Employee Compensation and Benefits Committee (the "Committee") includes only directors who are not employees of the Company. The Committee is responsible for recommending to the full Board of Directors the compensation arrangements for senior management and directors, recommending to the full Board of Directors the adoption of compensation plans in which senior management and directors are eligible to participate and granting options or other benefits under such plans.

     COMPENSATION POLICIES AND PROGRAMS. The Committee believes that the ultimate goal of the executive compensation program should be to align the interests of management with those of the shareholders in maximizing shareholder value over the long term. The Committee believes that the best way to do this is by tying the financial interests of the Company's executives closely to the interests of the Company's shareholders through a combination of annual cash incentives and stock options. The Committee believes that the Company's executive compensation program should: (i) motivate executives toward effective long-term management through stock programs which focus executives' attention on increasing shareholder value, as measured by stock price; (ii) reward effective, efficient ongoing management of Company operations through annual incentives which are tied to Company and individual performance; and (iii) provide the ability to attract and retain executives through salary levels which are competitive with other leading industrial companies.

     The Company's executive compensation program includes base salary, annual cash incentives, and stock options, each of which is tied to the Company's and the executive's performance.

     BASE SALARY. It is the policy of the Committee that salaries should reflect Company and individual performance in meeting the goal of maximizing shareholder value. Some Company performance measures that are considered by the Committee are profitability, positive stock price trends and effective cash flow and balance sheet management. Individual performance measures considered by the Committee vary depending on the executive's sphere of responsibility, but generally include revenue growth, expense control, improvement of products and services and asset management. No specific weighting is applied to any particular measure. The Committee reviews annually the performance of each senior executive officer other than the Chief Executive Officer ("CEO") who is reviewed annually by the full Board of Directors. Salary increases are granted to senior executive officers only in years during which both the Company's and individual performance justify an increase and are limited to ranges competitive with other industrial companies.

     INCENTIVE PLAN. The Annual Incentive Plan or bonus plan is based upon performance measures set by the Committee at the beginning of the year. These performance measures are: (i) a comparison of the Company's earnings before interest, taxes, depreciation and amortization to a targeted earnings projection;and (ii) the Company's return on average equity as compared to the return on average equity of a peer group. Each of these measures is weighted at 35%. The remaining 30% of the award is discretionary based upon individual performance. In the case of the Named Officers, the performance of the Common Stock as compared to the peer group's stock performance is a major factor considered by the Committee in setting the discretionary amount.

     KEY EMPLOYEE SECURITY OPTION PLAN. Under the Company's Key Employee Security Option Plan ("KEYSOP"), key employees, including the Named Officers, may elect to forgo payment of all or a portion of amount due them under the Annual Inventive Plan and instead receive an option to purchase investment securities from the Company. The option, which is not exercisable until six months after the date of grant, calls for an exercise price of 70% of the fair market value of the investment securities on the date of exercise. The fair market value of the option on the date of grant substantially equals the amount of the forfeited bonus payment. The investment securities available for purchase under the option are publicly-traded mutual funds of varying investment risk. The KEYSOP is structured to defer recognition of taxable income by the employee until the option is exercised.

      STOCK OPTIONS. The Committee believes that stock options are critical in motivating the long-term creation of shareholder value because stock options focus executive attention on stock price as the primary measure of performance. The Committee considers the grant of options to senior executive officers each year and bases the grants on Company and individual performances and competitive practices within the industry. The Committee has established several guidelines regarding the grant of options to senior executive officers. These guidelines provide that: (i) all stock options will be granted at full market value on the date of grant so that executives realize gain only to the extent that the Company's stock price appreciates;and (ii) the quantity of options granted will be tied to industry practice and the compensation level of the executive. In addition, since the options vest over a period of years they enhance the ability of the Company to retain senior executive officers while encouraging such officers to take a long-term view in their management decisions.

     COMPENSATION AGREEMENTS. The Company has entered into employment agreements with certain of its executives which specify the terms and conditions of their employment. Central to these agreements are post-takeover employment arrangements. The Committee believes that these change in control agreements are an essential aspect of the terms of employment of senior executive officers and recognizes the importance to the Company of retaining its senior executive officers during and after the disruption typically provoked by a takeover offer (whether or not ultimately successful). See "Employment and Other Agreements" below for a detailed discussion of the terms of these employment agreements.

     COMPENSATION OF THE CEO. The CEO's salary, annual incentive payments and stock option grants are determined in part based upon the same Company and individual performance measures described above. Within this framework, the CEO's compensation is based upon the Board of Directors' judgment concerning the CEO's individual contribution to the business, level of responsibility and career experience. Although none of these factors has a specific weight and no particular formulas or procedures are used, primary consideration is given to the CEO's individual contribution to the business. This type of evaluation along with a periodic review of the compensation levels of other CEO's and executive officers of other cement companies of similar size, are the main factors in determining the CEO's total compensation package.

THE EMPLOYEE COMPENSATION AND BENEFITS COMMITTEE

     V. H. Van Horn III, Chairman
     Robert G. Potter
     Frank J. Ryan
     M. Whitson Sadler
     Robert J. Slater
     David J. Tippeconnic

STOCK PERFORMANCE GRAPH

     The following graph compares total return of the Company's Common Stock against the S&P 500 Index and a peer group index consisting of public companies in the cement industry.* The graph assumes that $100 was invested on December 31, 1992 in the Company's Common Stock, the S&P 500 Index and the peer group and that dividends thereon were reinvested quarterly.

                            [STOCK PERFORMANCE GRAPH]

                    1992           1993           1994           1995           1996           1997

SOUTHDOWN      $    100.00    $    251.28    $    148.71    $    199.98    $    324.39    $    620.56

PEER GROUP     $    100.00    $    179.18    $    142.36    $    159.01    $    194.24    $    263.94

S&P 500        $    100.00    $    110.08    $    111.53    $    153.45    $    188.68    $    251.62


*  The peer group includes Giant Group, Ltd., Giant Cement Holding, Inc.,
   Holnam Inc., Lafarge Corporation, Lone Star Industries, Medusa Corporation and Centex Construction Products, Inc. Giant Group Ltd. sold its cement operation in October 1994 through a public offering of its subsidiary Giant Cement Holding, Inc. The graph includes information for Giant Group, Ltd. for years prior to 1995 and for Giant Cement Holding, Inc. thereafter. Information for Holnam Inc. is included only for years prior to 1994 when it ceased being a public company. Information for Centex Construction Products, Inc. is included beginning in 1994, its first year as a public company.


COMPENSATION ARRANGEMENTS FOR AND TRANSACTIONS WITH MEMBERS OF
THE BOARD OF DIRECTORS

     Mr. Ryan receives a fee of $12,500 per month for his services as Chairman of the Board. Commencing in 1998, members of the Board of Directors of the Company, other than the Chairman of the Board and those directors who are employees of the Company or its subsidiaries, will receive a fee of $3,000 per month for their services as directors.


     At least 50% of the directors' fees are paid in fair market value of Common Stock under the Company's Phantom Stock and Deferred Compensation Plan for Non-Employee Directors (the "Phantom Stock Plan"). The Phantom Stock

Plan defers the recognition of compensation by the director by deferring the issuance of the Common Stock earned until he or she leaves the Board. The directors also receive fair market value of Common Stock equal to cash dividends on the Common Stock that would have been received had the Common Stock been issued when earned.

     The 1991 Nonqualified Stock Option Plan for Non-Employee Directors (the "1991 Plan") provides for the grant of stock options to non-employee directors of the Company. Each director of the Company who is not an employee of the Company or any of the Company's subsidiaries ("Eligible Director"), will be granted options to acquire 10,000 shares of Common Stock on the date of such director's first election to the Board. Additional options to acquire 2,000 shares of Common Stock will thereafter be awarded to each Eligible Director on the date of each annual meeting of shareholders during his or her term on the Board.

     The Directors' Retirement Plan of the Company provides a retirement benefit to all directors who are not covered by a qualified retirement plan of the Company and who have served on the Board for a minimum of five years. In the event of a change in control of the Company, the retirement benefits vest immediately without regard to the five years of service requirement. The annual benefit payable at the later of age 65 or the date of retirement is equal to two-thirds of the total fees paid to the director during his last twelve months of service on the Board and is payable for a period equal to the period of his service on the Board. Should the director die before full payment of this retirement benefit, his surviving spouse will be entitled to fifty percent of the remaining obligation.

     Mr. Wolitzer is a managing director of Lehman Brothers Inc., which has provided from time to time investment banking services to the Company for which it has received customary fees and commissions.

     Mr. Tutor is President of Tutor-Saliba Corporation, which purchases ready-mixed concrete from the Company on terms and conditions comparable to those offered to other customers of the Company. According to Company records, Tutor-Saliba Corporation and various affiliated entities purchased approximately $1,150,000 of ready-mixed concrete from the Company in 1997.

EMPLOYMENT AND OTHER AGREEMENTS

     The Company has entered into employment agreements (the "Employment Agreements") with Messrs. Comer, Tompkins, Martineau, Thies and one other executive. Under the Employment Agreements, the Company employs Mr. Comer as President and Chief Executive Officer at an annual salary of no less than $546,000, Mr. Tompkins as Executive Vice President and Chief Operating Officer at an annual salary of no less than $350,000, Mr. Martineau, who has resigned as Executive Vice President - Concrete Products Group effective July 31, 1998, at an annual salary of no less than $262,500 and Mr. Thies as Executive Vice President and Chief Financial Officer at an annual salary of no less than $233,000. Under the terms of the employment agreements, the salaries of Messrs. Comer, Tompkins, and Thies may be increased by the Board of Directors of the Company (or the appropriate committee thereof) from time to time.

     Under the Employment Agreements, each executive is entitled to receive, in addition to his annual salary, bonuses pursuant to the Company's Annual Incentive Plan and certain fringe benefits, including the right to participate in group benefit plans of the Company. The Employment Agreements are automatically extended for a one-year period on a daily basis unless there is notice of termination from either the Company or the executive. In the event the executive's employment is terminated because of his death, disability, voluntary termination of employment prior to the occurrence of a "change in control event" (as defined later in this paragraph) or misappropriation of funds or properties of the Company or otherwise for cause (as defined in the Employment Agreements), the executive shall receive only his annual salary on a pro rata basis to the date of termination. If, prior to a change in control event, the executive's employment is terminated because the executive is no longer discharging his duties in a manner consistent with the effective administration of the Company's affairs, the executive shall be entitled to a lump sum payment equal to his base annual salary. Upon the occurrence of a change in control event, all outstanding options previously granted by the Company to the executive under any stock option, stock appreciation or other employee plan will be accelerated and if the executive's employment terminates following such change in control event, the Company must pay the executive a lump sum termination payment equal to 2.99 times the sum of his base annual salary and the average annual bonus, if any, received during the two years preceding the change in control event. Payments made to such executives under all incentive agreements to which they are parties in the event of a change in control subject to the provisions of Sections 280G and 4999 of the Internal Revenue Code (the "Code"), shall be "grossed-up" so that the executives shall not be required to bear any of the costs associated with any 20% excise tax payable in respect of any such payment. As used in the Employment Agreements, a "change in control event" is defined to be the acquisition by any person or entity of: (i) beneficial ownership of more than 40% of the Company's outstanding voting securities; or (ii) all or substantially all of the Company's assets. For a period of one year after termination of an executive's employment under an Employment Agreement, the executive may not engage in the business of manufacturing or selling cement or ready-mixed concrete products within the United States.

PENSION PLANS

     Substantially all employees of the Company, including the Named Officers, are covered by a noncontributory, defined benefit pension plan (the "Southdown Plan") sponsored by the Company. The formula used to determine the retirement benefits to which an employee is entitled at age 65 under the Southdown Plan is dependent on, among other things, the employee's length of service, his average compensation level for the five consecutive years during his participation in the plan yielding the highest average and his social security covered compensation. The compensation used in the calculation of benefits under the Southdown Plan is a participant's base salary excluding any bonuses or other compensation and is limited by Section 401(a) of the Code. The maximum amount any employee may receive under the Southdown Plan is subject to the annual benefit limitations proscribed by the provisions of Section 415(b) of the Code.

     Certain key employees, including the Named Officers, are also covered by the Company's Supplemental Executive Retirement Plan ( the "SERP"). The purpose of the SERP is to attract and retain executives whose skills and talents are important to the Company's operations by providing replacement retirement income in a percentage comparable to the benefits payable under the Southdown Plan. The SERP benefit is calculated under the same formula as the Southdown Plan with two exceptions. The compensation used to calculate the five year average includes not only base salary but also bonuses received under the Annual Incentive Plan. In addition, the computation of the annual benefit does not take into account the limitations of Sections 401 and 415 of the Code. The annual benefit is reduced for amounts payable under social security and the Southdown Plan.

     The following table sets forth the aggregate annual retirement benefit payable under the SERP and the Southdown Plan before reduction for amounts to be paid under social security.


                                       YEARS OF SERVICE AT AGE 65
 FINAL AVERAGE    -------------------------------------------------------------------
 COMPENSATION        15             20             25            30             35
 ------------     --------      ---------     -----------    ----------    ----------

$  300,000     $   74,250     $   99,000     $  123,750     $  148,500     $  173,250

   600,000        148,500        198,000        247,500        297,000        346,500

   900,000        222,750        297,000        371,250        445,500        519,750

 1,200,000        297,000        396,000        495,000        594,000        693,000

 1,500,000        371,250        495,000        618,750        742,500        866,250

 1,800,000        445,500        594,000        742,500        891,000      1,039,500


STOCK OPTIONS

     The Company's 1987 Stock Option Plan (the "1987 Plan") and 1989 Stock Option Plan (the "1989 Plan"), collectively referred to as the "Plans," provide for the grant of stock options to key employees of the Company and its affiliates. The Plans authorize the issuance of options to purchase a total of 4,000,000 shares of Common Stock (2,000,000 shares under the 1987 Plan and 2,000,000 shares under the 1989 Plan). The Plans are administered by the Employee Compensation and Benefits Committee. Members of the Committee are not eligible to participate in the Plans or any other plan of the Company or its affiliates that the Committee administers at any time within one year prior to appointment or while serving on the Committee. The Committee is authorized to select key employees to whom stock options are granted under the Plans and to determine the number of shares, exercise price and terms of each option granted. The Board of Directors has amended the 1989 Plan to increase the number of shares available for grant from 2,000,000 to 5,000,000 and to limit the maximum number of shares that may be granted under option to any one employee in any one calendar year. These amendments are subject to stockholder approval at the 1998 annual meeting.

             OPTION/SAR GRANTS TO NAMED OFFICERS IN LAST FISCAL YEAR

                                                                                     POTENTIAL REALIZABLE
                         NUMBER OF    % OF TOTAL                                       VALUE AT ASSUMED
                        SECURITIES     OPTIONS/                                      ANNUAL RATES OF STOCK
                        UNDERLYING       SARS                                         PRICE APPRECIATION
                         OPTIONS/     GRANTED TO        EXERCISE                      FOR OPTION TERM (3)
                           SARS      EMPLOYEES IN      PRICE PER    EXPIRATION     --------------------------
      NAME              GRANTED (1)   FISCAL YEAR      SHARE(2)        DATE           5%               10%
      ----              -----------   -----------      --------     ----------     --------        ----------
Clarence C. Comer         36,000        16.41          $31.5625       1/16/07      $714,582        $1,810,880
J. Bruce Tompkins         11,800         5.38           31.5625       1/16/07       234,224           593,569
Eugene P. Martineau       10,600         4.83           31.5625       1/16/07       210,405           533,206
James L. Persky            8,800         4.01           31.5625       1/16/07       174,675           442,662
Dennis M. Thies            5,300         2.42           31.5625       1/16/07       105,202           266,603

-----------

(1) All options were granted under the Company's 1989 Plan and become exercisable in annual increments of 25% beginning January 16, 1998.

(2) All options are granted with an exercise price equal to the fair market value of the Common Stock on the date of the grant.

(3) Potential realizable value was reported net of the option exercise price, but before taxes associated with the exercise. These amounts represent stated assumed rates of appreciation only. Actual values realized, if any, on stock option exercises are dependent on the future performance of the Common Stock and the officer's continued employment throughout the vesting period. Accordingly, the amounts reflected in this table may not necessarily be achieved.

                                 NAMED OFFICERS'
               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND YEAR END OPTION/SAR VALUES



                                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                            OPTIONS HELD AT FISCAL             AT FISCAL
                                                                   YEAR END                    YEAR END*
                                 SHARES                   --------------------------  --------------------------
                               ACQUIRED ON     VALUE
               NAME             EXERCISE     REALIZED     EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
               ----            -----------   --------     -----------  -------------  -----------  --------------
        Clarence C. Comer       159,250    $2,406,113            -0-       101,750           $-0-   $3,455,938
        J. Bruce Tompkins        13,150       248,682            -0-        38,350            -0-   1,322,500
        Eugene P. Martineau      94,400     1,949,451          3,650        35,150        140,525    1,212,950
        James L. Persky          22,050       332,572            -0-        30,350            -0-    1,052,563
        Dennis M. Thies           7,000       147,945            -0-        18,050            -0-      627,481

------------

* Based upon the closing price on the New York Stock Exchange of the Company's Common Stock on December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to each person who, as of the date indicated in the footnote below, was known by the Company to be the beneficial owner of more than 5% of the Common Stock as "beneficial ownership" is used in Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").


                                                                                  AMOUNT AND           PERCENT
                                                                                   NATURE OF             OF
 TITLE OF CLASS                    NAME AND ADDRESS OF                            BENEFICIAL          CLASS OR
    OR SERIES                       BENEFICIAL OWNER                               OWNERSHIP           SERIES
 --------------                    -------------------                            -----------         ---------
  Common Stock                      FMR Corp.                                      2,403,700*           10.18
                                    82 Devonshire Street
                                    Boston, Massachusetts  02109

* FMR Corp. and various affiliates have filed with the Commission a Schedule 13G and four amendments dated through February 14, 1998 reporting that FMR Corp. is the beneficial owner of these shares because it has sole power to vote 600,200 of such shares and sole power to dispose of all such shares.

     The following table is furnished as of February 28, 1998, to indicate beneficial ownership of shares of the Common Stock by each director, each nominee for director and each of the Named Officers individually, and all executive officers and directors of the Company as a group. The information in the following table was provided by such persons.


                                                           AMOUNT
                                                            AND
                                                         NATURE OF                      PERCENT
                                                         BENEFICIAL                       OF
             NAME OF INDIVIDUAL                         OWNERSHIP OF                   CLASS OR
                OR GROUP                                COMMON STOCK                    SERIES
             ------------------                       ---------------                  ---------
       Clarence C. Comer.....................            115,388                           *
       K. L. Huger, Jr.........................           42,382  (2)                      *
       Eugene P. Martineau.....................           27,531  (3)                      *
       James L. Persky.........................            9,214  (4)                      *
       Robert G. Potter........................           12,836  (5)                      *
       Frank J. Ryan...........................           40,483  (6)                      *
       Whitson Sadler..........................           13,418  (7)                      *
       Robert J. Slater........................           23,918  (8)                      *
       Dennis M. Thies.........................            8,573  (9)                      *
       David J. Tippeconnic....................           17,836 (10)                      *
       J. Bruce Tompkins.......................            5,652 (11)                      *
       Ronald N. Tutor.........................            6,168 (12)                      *
       V. H. Van Horn  III.....................           22,836 (13)                      *
       Steven B. Wolitzer......................           17,418 (14)                      *
       All executive officers and directors
          as a group (eighteen persons)........          378,368 (15)                      1.6

-----------------
*     Less than 1%.

 (1) Except as otherwise noted, each person listed in the table has sole voting and sole investment power with respect to the shares of Common Stock listed in the table.

 (2) Includes 22,464 shares of Common Stock owned by Mr. Huger's wife. Mr. Huger has informed the Company that reference to such shares should not be construed as an admission of his beneficial ownership thereof. Stock ownership also includes 19,500 shares of Common Stock as to which Mr. Huger holds stock options that will be exercisable at April 30, 1998 and 418 shares held in the Company's Phantom Stock Plan.

 (3) Includes 8,250 shares of Common Stock as to which Mr. Martineau holds stock options that will be exercisable at April 30, 1998 and 2,594 shares held in the Company's Retirement Savings Plan.

 (4)  Includes 2,691 shares held in the Company's Retirement Savings Plan.

 (5) Includes 12,000 shares of Common Stock as to which Mr. Potter holds stock options that will be exercisable at April 30, 1998 and 836 shares held in the Company's Phantom Stock Plan.

 (6) Includes 17,000 shares of Common Stock as to which Mr. Ryan holds stock options that will be exercisable at April 30, 1998 and 3,483 shares held in the Company's Phantom Stock Plan.

 (7) Includes 12,000 shares of Common Stock as to which Mr. Sadler holds stock options that will be exercisable at April 30, 1998 and 418 shares held in the Company's Phantom Stock Plan.

 (8) Includes 17,000 shares of Common Stock as to which Mr. Slater holds stock options that will be exercisable at April 30, 1998 and 418 shares held in the Company's Phantom Stock Plan. Also includes 1,500 shares of Common Stock owned by a trust of which Mr. Slater is trustee. Mr. Slater has informed the Company that reference to such shares should not be construed as an admission of his beneficial ownership thereof.

 (9) Includes 4,250 shares of Common Stock as to which Mr. Thies holds stock options that will be exercisable on April 20, 1998 and 2,244 shares held in the Company's Retirement Savings Plan.

(10) Includes 12,000 shares of Common Stock as to which Mr. Tippeconnic holds stock options that will be exercisable on April 30, 1998 and 836 shares held in the Company's Phantom Stock Plan.

(11)  Includes 1,589 shares held in the Company's Retirement Savings Plan.

(12) Includes 5,750 shares of Common Stock as to which Mr. Tutor holds stock options that will be exercisable on April 30, 1998 and 418 shares held in the Company's Phantom Stock Plan.

(13) Includes 22,000 shares of Common Stock as to which Mr. Van Horn holds stock options that will be exercisable on April 30, 1998 and 836 shares held in the Company's Phantom Stock Plan.

(14) Includes 17,000 shares of Common Stock as to which Mr. Wolitzer holds stock options that will be exercisable on April 30, 1998 and 418 shares held in the Company's Phantom Stock Plan.

(15) Includes 151,321 shares of Common Stock subject to stock options held by the officers and directors that will be exercisable on April 30, 1998 and 20,856 shares held in the Company's Retirement Savings Plan and Phantom Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Item 11. Executive Compensation - Summary Compensation Table, Compensation Arrangements for and Transactions with Members of the Board of Directors and Employment and Other Agreements."

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                SOUTHDOWN, INC.
                                  (Registrant)

Date:    April 27, 1998          By      DENNIS M. THIES
                                    --------------------------------------------
                                         Dennis M. Thies
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)



Date:    April 27, 1998          By      ALLAN B. KORSAKOV
                                    --------------------------------------------
                                         Allan B. Korsakov
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)