Form 10-Q
period 1998-03-31
SOUTHDOWN INC
filed 1998-05-08
CIK 313058

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
 (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

             1200 SMITH STREET
                SUITE 2400
              HOUSTON, TEXAS                             77002
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 650-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 30, 1998 there were 23.6 million common shares outstanding.

================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                                                        PAGE
                                                                                                         NO.
                                                                                                         ---
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              March 31, 1998 and December 31, 1997                                                        1

            Statement of Consolidated Earnings
              Three months ended March 31, 1998 and 1997                                                  2

            Statement of Consolidated Cash Flows
              Three months ended March 31, 1998 and 1997                                                  3

           Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
              Three months ended March 31, 1998 and 1997                                                  4

            Statement of Shareholders' Equity
              Three months ended March 31, 1998                                                           4

            Notes to Consolidated Financial Statements                                                    5

            Independent Accountants' Review Report                                                        8

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                            15

Item 6.     Exhibits and Reports on Form 8-K                                                             17

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                                        (IN MILLIONS)
                                                                                ------------------------------
                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1998              1997
                                                                                ------------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                     $       79.7      $       85.1
    Short-term investments                                                                 7.8               4.0
    Accounts and notes receivable, less allowance for doubtful
         accounts of $3.9 and $3.9                                                        81.5              75.7
    Inventories (Note 4)                                                                  75.8              64.2
    Prepaid expenses and other                                                             9.2              11.7
                                                                                  ------------      ------------
         Total current assets                                                            254.0             240.7
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $382.7 and $372.4                                      609.8             608.7
Goodwill                                                                                  69.9              70.6
Other long-term assets                                                                    55.5              54.2
                                                                                  ------------      ------------
                                                                                  $      989.2      $      974.2
                                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                          $        1.4      $        1.5
    Accounts payable and accrued liabilities                                              82.5              81.2
                                                                                  ------------      ------------
         Total current liabilities                                                        83.9              82.7
Long-term debt                                                                           162.9             162.9
Deferred income taxes                                                                    133.1             132.1
Minority interest in consolidated joint venture                                           28.0              27.7
Long-term portion of postretirement benefit obligation                                    66.8              67.7
Other long-term liabilities and deferred credits                                          17.4              16.9
                                                                                  ------------      ------------
                                                                                         492.1             490.0
                                                                                  ------------      ------------
Shareholders' equity:
    Common stock, $1.25 par value (Note 5)                                                30.9              30.9
    Capital in excess of par value                                                       300.5             300.4
    Reinvested earnings                                                                  212.0             199.2
    Treasury stock, at cost                                                              (46.3)            (46.3)
                                                                                  ------------      ------------
                                                                                         497.1             484.2
                                                                                  ------------      ------------
                                                                                  $      989.2      $      974.2
                                                                                  ============      ============

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                             ------------------------------------
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
Revenues                                                                        $      155.8      $      151.4
                                                                                ------------      ------------

Costs and expenses:
    Operating                                                                          101.6             104.0
    Depreciation, depletion and amortization                                            12.2              11.6
    Selling and marketing                                                                4.6               4.1
    General and administrative                                                           9.6               8.7
    Other income, net                                                                   (2.1)             (1.6)
                                                                                ------------      ------------
                                                                                       125.9             126.8
                                                                                ------------      ------------
Earnings before interest, income taxes and minority interest                            29.9              24.6
Interest, net of amounts capitalized                                                    (3.8)             (3.2)
                                                                                ------------      ------------
Earnings before income taxes and minority interest                                      26.1              21.4
Income tax expense                                                                      (9.3)             (7.5)
                                                                                ------------      ------------
Earnings before minority interest                                                       16.8              13.9
Minority interest, net of income taxes                                                  (0.3)             (0.3)
                                                                                ------------      ------------
Net earnings                                                                    $       16.5      $       13.6
                                                                                ============      ============
Dividends on preferred stock                                                    $         --      $       (1.2)
                                                                                ============      ============
Earnings attributable to common stock                                           $       16.5      $       12.4
                                                                                ============      ============

Earnings per common share:
    Basic                                                                       $       0.70      $       0.57
                                                                                ============      ============
    Diluted                                                                     $       0.69      $       0.55
                                                                                ============      ============
Average shares outstanding:
    Basic                                                                               23.6              21.5
                                                                                ============      ============
    Diluted                                                                             24.0              24.5
                                                                                ============      ============

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                             (IN MILLIONS)
                                                                      ------------------------------
                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
Operating activities:
    Net earnings                                                      $       16.5      $       13.6
    Adjustments to reconcile net earnings to cash
       provided by (used in) operating activities:
         Depreciation, depletion and amortization                             12.2              11.6
         Deferred income tax expense                                           1.0               1.7
         Amortization of debt issuance costs                                   0.2               0.2
         Changes in operating assets and liabilities                         (13.3)            (21.1)
    Net cash used in discontinued operations                                  (0.2)             (0.2)
                                                                      ------------      ------------
Net cash provided by operating activities                                     16.4               5.8
                                                                      ------------      ------------
Investing activities:
    Additions to property, plant and equipment                               (13.7)            (13.5)
    Purchase of short-term investments                                        (3.9)               --
    Maturity of short-term investments                                         0.1               2.9
    Proceeds from asset sales                                                   --               0.8
    Other investing activities                                                (0.3)              0.1
                                                                      ------------      ------------
Net cash used in investing activities                                        (17.8)             (9.7)
                                                                      ------------      ------------
Financing activities:
    Reductions in long-term debt                                              (0.1)             (0.9)
    Dividends                                                                 (2.4)             (3.4)
    Distributions to minority interest                                        (0.3)             (0.5)
    Purchase of treasury stock                                                  --             (13.7)
    Other financing activities                                                (1.2)             (0.6)
                                                                      ------------      ------------
Net cash used in financing activities                                         (4.0)            (19.1)
                                                                      ------------      ------------
Net decrease in cash and cash equivalents                                     (5.4)            (23.0)
Cash and cash equivalents at beginning of period                              85.1              45.4
                                                                      ------------      ------------
Cash and cash equivalents at end of period                            $       79.7      $       22.4
                                                                      ============      ============


    Cash payments for income taxes totaled $400,000 and $200,000 in the first quarters of 1998 and 1997, respectively. Interest paid, net of amounts capitalized, was $6.7 million and $6.2 million in 1998 and 1997, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF SELECTED CONSOLIDATED SEGMENT DATA

                                   (UNAUDITED)


                                                           (IN MILLIONS)
                                                  ------------------------------
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                      1998              1997
                                                  ------------      ------------
Contributions to revenues:
    Cement
       Sales to customers                         $      103.0      $       96.4
       Freight to customers                                5.6               6.1
       Other products                                      2.0               1.4
                                                  ------------      ------------
         Total cement revenues                           110.6             103.9
    Concrete products                                     57.2              60.1
    Intersegment sales                                   (12.0)            (12.6)
                                                  ------------      ------------
                                                  $      155.8      $      151.4
                                                  ============      ============

Contributions to earnings before interest,
  income taxes and minority interest:
    Operating profit
       Cement (1)                                 $       32.7      $       27.5
       Concrete products                                   2.7               2.5
                                                  ------------      ------------
                                                          35.4              30.0
    Corporate overhead                                    (5.5)             (5.4)
                                                  ------------      ------------
                                                  $       29.9      $       24.6
                                                  ============      ============

--------------
(1) Minority interest in earnings of consolidated joint venture is presented as a separate line item, net of tax, rather than a component of the cement segment. There have been no material changes in total assets by segment as disclosed in the December 31, 1997 financial statements.


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                                              (IN MILLIONS)
                                                  -----------------------------------------------------------------------
                                                        COMMON STOCK             CAPITAL
                                                  -------------------------    IN EXCESS OF    REINVESTED       TREASURY
                                                    SHARES         AMOUNT       PAR VALUE       EARNINGS         STOCK
                                                  ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1997                            23.6     $     30.9     $    300.4     $    199.2      $    (46.3)
Net earnings                                              --             --             --           16.5              --
Dividends paid on common stock                            --             --             --           (2.4)             --
Exercise of stock options                                 --             --             --           (1.3)             --
Other                                                     --             --            0.1             --              --
                                                  ----------     ----------     ----------     ----------      ----------
Balance at March 31, 1998                               23.6     $     30.9     $    300.5     $    212.0      $    (46.3)
                                                  ==========     ==========     ==========     ==========      ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the "Company") at March 31, 1998 and the Statements of Consolidated Earnings, Consolidated Cash Flows, and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. The Consolidated Balance Sheet at December 31, 1997 is derived from the December 31, 1997 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is assumed that these financial statements will be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year have been reclassified for purposes of comparison.

NOTE 2 - ACQUISITION OF MEDUSA CORPORATION:

         On March 17, 1998, the Company and Medusa Corporation ("Medusa") entered into a definitive agreement pursuant to which Medusa will merge with a wholly-owned subsidiary of the Company in a stock-for-stock transaction. Under the terms of the agreement, which was approved by the boards of directors of both companies, Medusa shareholders will receive .88 shares of Company common stock for each Medusa share of common stock. The transaction will be tax-free to shareholders and is intended to be accounted for by the Company as a pooling of interests.

         Medusa produces and sells portland and masonry cements, mines, processes, and sells aggregates, home and garden and industrial limestone products, and provides construction services for highway safety. Medusa's operations are principally in the eastern half of the United States.

         On April 20, 1998, the Company announced that the Federal Trade Commission granted a request for early termination of the waiting period of the premerger notification rules with respect to the merger transaction. Completion of the transaction is subject to required approvals by shareholders of both companies, registration of the shares of the Company's stock issuable in the transaction under the securities laws, and other customary closing conditions. This transaction is expected to close by mid-summer.

NOTE 3 - NEW ACCOUNTING STANDARDS:

         Effective January 1, 1998, the Company adopted two new Statement of Financial Accounting Standards: Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components.

There are no items that the Company is required to recognize as components of comprehensive income. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company's reporting of information about its operating segments was essentially in conformity with SFAS No. 131 prior to the adoption of this new standard. These two new statements have had no effect on the Company's consolidated results of operations, financial position, cash flows or financial statement disclosures.

NOTE 4 - EARNINGS PER SHARE:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS 128, which simplifies the standards for computing and presenting earnings per share, became effective for periods ending after December 15, 1997. Accordingly, earnings per share as previously reported have been restated to conform to the new standard. Earnings used to compute basic per share earnings in the three months ended March 31, 1997 were net of preferred stock dividends of approximately $1.2 million. There is no preferred stock outstanding in 1998. Basic earnings per share were computed using the average number of common shares outstanding in each of the three month periods ending March 31, 1998 and 1997. Diluted earnings for 1998 and 1997 assume the dilutive impact of stock options and, for 1997, the conversion of all outstanding shares of preferred stock into common stock.

NOTE 5 - INVENTORIES:


                                                     (UNAUDITED, IN MILLIONS)
                                                  -----------------------------
                                                    MARCH 31,      DECEMBER 31,
                                                      1998             1997
                                                  ------------     ------------
Finished goods                                    $       18.9     $       17.0
Work in progress                                          18.7              9.2
Raw materials                                              6.3              7.0
Supplies                                                  31.9             31.0
                                                  ------------     ------------
                                                  $       75.8     $       64.2
                                                  ============     ============

         Inventories stated on the LIFO method were $36.4 million of total inventories at March 31, 1998 and $25.7 million of total inventories at December 31, 1997 compared with current costs of $47.1 million and $36.4 million, respectively.

NOTE 6 - CAPITAL STOCK:

     COMMON STOCK

         At March 31, 1998, a total of approximately 24,785,000 shares of common stock were issued and approximately 23,619,000 shares of common stock were outstanding. On November 22, 1996, the Board of Directors approved a common stock repurchase program under which the Company was authorized to repurchase up to 1.5 million shares of the Company's outstanding common stock. On March 17, 1998, this common stock repurchase program was cancelled by the Board of Directors of the Company. Through December 31, 1997, 1,166,000 shares of common stock had been purchased in open market transactions at a cost of $46.3 million. No shares have been purchased in 1998.

     Preferred Stock Redeemable at Issuer's Option

         Series D Preferred Stock - The Company had approximately 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D ("Series D Preferred Stock") outstanding at March 31, 1997. Dividends paid on the Series D Preferred Stock were approximately $1.2 million during the three-month period ended March 31, 1997. All of the Series D Preferred Stock was converted into common stock during the third quarter of 1997.

NOTE 7 - CONTINGENCIES:

         The Company has certain commitments and contingent liabilities incurred in the ordinary course of business including, among other things, being a named defendant in lawsuits related to various matters involving personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. These various commitments and contingent liabilities, in the judgment of management, will not result in losses which would materially affect the Company's consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations or cash flows in a particular period.

         See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 8 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of March 31, 1998 and for the three months then ended follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



TO THE SHAREHOLDERS AND
 BOARD OF DIRECTORS OF
 SOUTHDOWN, INC.
 HOUSTON, TEXAS


         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of March 31, 1998, and the related consolidated statements of earnings and cash flows for the three months ended March 31, 1998 and 1997 and the consolidated statement of shareholders' equity for the three months ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP
Houston, Texas
April 16, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 17 through 27 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

     CONSOLIDATED FIRST QUARTER EARNINGS

         Net earnings for the first quarter of 1998 were $16.5 million, $0.69 per share on a diluted basis, a 21% increase over the $13.6 million, $0.55 per share for the prior year quarter.

         Consolidated revenues in the first quarter of 1998 increased 3% over the same period of the prior year, primarily because of improved sales prices in the Cement segment. First quarter 1998 earnings before interest, income taxes and minority interest improved $5.3 million over the same quarter of the prior year, primarily reflecting improved earnings achieved by the Cement segment in 1998.

         Although interest incurred was approximately level with the prior year period, first quarter interest expense for 1998 increased compared with the prior year quarter, reflecting lower capitalized interest on construction projects in the current period.

SEGMENT OPERATING EARNINGS

     CEMENT

         Operating earnings were up 19% compared with the prior year quarter. The period-to-period improvement in the segment was primarily attributable to a weighted average $4.37 per ton improvement in cement sales prices over the comparable period in the prior year. The higher sales price was the result of price increases implemented during the previous twelve months at several locations, particularly in the southern California market area where cement sales prices improved by 16%. Clinker production improved 111,000 tons compared with the first quarter of 1997, resulting in a 3% decline in manufacturing costs on a per unit basis.

         Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                           1998             1997
                                                                      ------------     ------------
Tons of cement sold (thousands)                                              1,499            1,499
                                                                      ============     ============
Weighted average per ton data:
     Sales price (net of freight to customers)                        $      68.69     $      64.32
     Manufacturing and other plant operating costs (1)                       47.54            46.39
                                                                      ------------     ------------

     Margin                                                           $      21.15     $      17.93
                                                                      ============     ============

--------------

(1) Includes fixed and variable manufacturing costs, freight to terminals, cost of purchased cement, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.

     CONCRETE PRODUCTS

         Operating earnings for the Concrete Products segment increased $200,000 over the prior year quarter. First quarter 1998 results for the Florida operation improved, despite higher operating costs and a weather-induced 9% decline in Florida ready-mixed concrete sales volumes, because of a $3.98 per yard increase in average ready-mixed concrete sales prices. Operating earnings from the California Concrete operations declined slightly, primarily because improved results from ready-mixed concrete were offset by lower earnings from the aggregate operation. Ready-mixed concrete earnings of the California operation were favorably impacted by firming prices which more than offset a 15% volume decline in the quarter. Sales volumes in the California market were adversely impacted by extremely poor weather conditions during the quarter.

          Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                          1998             1997
                                                                      ------------     ------------
Cubic yards of ready-mixed concrete sold (thousands)                           807              904
                                                                      ============     ============

Weighted average per cubic yard data:
     Sales price                                                      $      57.50     $      53.91
     Operating costs (1)                                                     55.71            52.87
                                                                      ------------     ------------
     Margin (2)                                                       $       1.79     $       1.04
                                                                      ============     ============

--------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.
(2) Does not include aggregate, concrete block and other related products which totaled $1.2 million and $1.6 million of operating earnings for the three month periods ended March 31, 1998 and 1997, respectively.

     CORPORATE

         Corporate overhead expenses for the first quarter of 1998 increased slightly primarily because of higher consulting and employee benefit costs. Included in corporate overhead is interest income in the first quarter of 1998 of $1.1 million compared with $662,000 in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $16.4 million in cash provided by operating activities for the three months ended March 31, 1998, a significant increase over the comparable period in 1997. The Company has used these 1998 operating cash flows, plus existing cash and short-term investment balances, to fund $13.7 million in capital additions related to several expansion/cost reduction projects in the Cement segment and to pay $2.4 million of dividends on common stock, in addition to meeting all working capital requirements. Internally generated cash flow during the first three months of 1997 were utilized to (i) invest approximately $13.5 million in property, plant and equipment, (ii) repurchase $13.7 million in common stock of the Company, (iii) fund working capital requirements, and (iv) pay dividends on capital stock.


         The Company's revolving credit facility totals $200 million and matures in June 2002. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. The Company's ownership interest in five cement manufacturing facilities and the Company's joint venture interest in Kosmos Cement Company are pledged to secure this facility. At March 31, 1998, there were no borrowings and $59.9 million in letters of credit outstanding under the revolving credit facility, leaving $140.1 million of unused capacity. The Company is in compliance with the financial ratios and covenants contained in the revolving credit agreement and indenture. Management believes the Company's operating cash flows plus its unused capacity under the Company's revolving credit facility provide ample liquidity to fund the cash portion of the fees, expenses and severance payments associated with the proposed merger between a subsidiary of the Company and Medusa Corporation ("Medusa") as well as meeting other working capital requirements of the Company.


         The Company expects to receive approval from its bank group by mid-May, 1998 to modify the Company's revolving credit agreement to permit (i) the merger between a wholly owned subsidiary of the Company and Medusa; (ii) the assumption of the existing indebtedness of Medusa of up to $100 million (as of March 31, 1998, Medusa's outstanding long-term debt was approximately $40 million) and
(iii) the guarantee of a $15 million lease obligation associated with the Medusa acquisition. In addition, the Company is also asking its bank group to release the bank group's liens on the collateral security, including the security interest in five of the Company's cement plants and the Company's interest in the Kosmos joint venture.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1997 and March 31, 1998 reflected the utilization of internally generated cash flow during the period to fund capital expenditures, working capital requirements and capital stock dividends. Accounts and notes receivable increased primarily because of the strong sales activity occurring in March 1998 relative to lower December 1997 sales. The increase in inventories as a result of improved manufacturing performance relative to sales volume reflected the typical build-up of cement inventories during the first quarter of the year. Prepaid expenses and other decreased because of payments made by the Voluntary Employee Beneficiary Association to fund employee health care costs.

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

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, in accordance with industry practice, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials, if discarded today, might be classified as hazardous substances. Most manufacturing plants in the industry have typically disposed of cement kiln dust ("CKD"), a by-product of the cement manufacturing process, in and around their respective plant sites since the inception of cement manufacturing operations. CKD is presently excluded from regulation as hazardous waste. CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. Although the U.S. Environmental Protection Agency ("U.S. EPA") in a 1995 decision determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards, and it is estimated that the new standards for CKD will be proposed in late summer 1998. These CKD standards may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

         Several of the Company's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. While some of these matters have been settled, others are in their preliminary stages and final results may not be determined for years. Based on the information developed to date, which is not complete, the Company has no reason to believe it will be required to spend significant sums on these matters in excess of the amounts already provided for in the Company's financial statements. However, until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost that might be incurred by the Company to resolve these environmental matters.

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

         Import Competition - In response to the surge of unfairly priced imports, groups of U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in subsequent years, against imports from Japan and Venezuela. Based upon affirmative final determinations of the International Trade Commission and the Department of Commerce ("DOC"), an antidumping order was imposed against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S., and
(ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers. Legislation passed by the U.S. Congress in December 1994 requires the initiation of "sunset" reviews of the antidumping orders prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

         A substantial reduction or elimination of the existing antidumping duties as a result of adverse rulings on appeals, future administrative reviews, or sunset reviews, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations. U.S. imports of foreign cement began to increase in the mid-1990's as U.S. cement consumption began its recovery. The Portland Cement Association has estimated that imports represented approximately 18% of U.S. consumption in 1997 as compared with approximately 16% in both 1996 and 1995. During this recent period of strong demand, however, and as a result of outstanding antidumping orders and the suspension agreement, the prices of cement imports have risen. Unlike the imports during the 1980's, most of the current imports have played a supplementary rather than a disruptive role.

         Year 2000 Compliance - The Company, like most entities relying on automated data processing, is faced with the task of modifying systems to become Year 2000 compliant. To determine the Company's current exposure, corporate personnel, along with an outside consulting firm specializing in Year 2000 problems, conducted a formal assessment to quantify the task of becoming compliant. Based on the information available to date, the Company estimates the incremental cost to achieve Year 2000 compliance will be approximately $1.5 million to $2.0 million over the cost of normal software upgrades and replacements during 1998 and 1999. The costs of achieving Year 2000 compliance will be charged against earnings as incurred. No assurances can be given, however, that total Year 2000 compliance can be achieved because of the significant degree of interdependence with third party suppliers, service providers and customers.

         Kosmos Joint Venture Severance Tax Audit - In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos Cement Company ("Kosmos"), the Company's 75% owned and operated Joint Venture, for severance tax payments related to limestone mined at the Kosmosdale cement plant. The total assessment, which is being contested by Kosmos, is approximately $3.7 million, including penalty and interest. A substantial portion of the severance tax relates to limestone mined specifically for use by a local electric utility company which is contractually liable for severance taxes on limestone provided to it under a processing and supply agreement. A preliminary meeting was held with the Kentucky Revenue Cabinet in late January 1998 to discuss the disputed assessments. Discussions are still in the preliminary stages, however, and the Company is unable to evaluate whether an unfavorable outcome is either probable or remote. The Company would indirectly bear 75% of any settlement and legal costs through its participation in the Kosmos Joint Venture.

         Claims for Indemnification - The Company has been notified by Energy Development Corporation ("EDC"), the 1989 purchaser of the Company's then oil and gas subsidiary, Pelto Oil Company ("Pelto"), that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to orders issued by the Mineral Management Service ("MMS") of the Department of the Interior ("DOI") asserting that two separate gas contract settlement payments made to Pelto prior to its purchase by EDC were royalty bearing. By letter dated March 10, 1998, the MMS advised that it was withdrawing its royalty claim in the amount of $1.35 million on one of the settlement payments, without prejudice to possible reassertion at a later date, as a result of any injunction issued in July 1997 in favor of the current owner of Pelto. The Company also disagrees with MMS' preliminary determinations of royalty underpayment, in an amount unspecified, on the second gas contract settlement payment of $5.9 million. However, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties, plus late payment charges. Such expenditures would result in a charge to discontinued operations.

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

         Other - The Company has certain other commitments and contingent liabilities incurred in the ordinary course of business including, among other things, being a named defendant in lawsuits related to various matters involving personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. These various commitments and contingent liabilities, in the judgment of management, will not result in losses which would materially affect its consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations or cash flows in a particular period.

         Disclosure Regarding Forward Looking Statements - This document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates and projections about the general economy and the Company's lines of business and are generally identifiable by statements containing words such as "expects," "believes," "anticipates," "estimates" or similar expressions. Statements related to future performance involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, and cannot be guaranteed. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include, among others, foreign and domestic price competition, the loss or material adverse modification of existing antidumping orders, cost effectiveness, changes in environmental regulation, and general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry. The reader is cautioned to consider such disclosures in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to these Cautionary Disclosures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not materially exceed the amounts accrued on the Company's books as of March 31, 1998 and will have no material adverse effect on the consolidated financial statements of the Company.

         (a) The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

         (b) The Company previously owned two inactive CKD disposal sites in Ohio that were formerly owned by a division of USX Corporation ("USX"). In late July 1993, a citizens environmental group brought suit in U.S. District Court for the Southern District of Ohio, Western Division (Greene Environmental Coalition, Inc. ("GEC") v. Southdown, Inc., Case No. C-3-93-270) alleging the Company is in violation of the Clean Water Act by virtue of the alleged discharge of pollutants in connection with the runoff of stormwater and groundwater from the larger of these two sites ("USX Site") and is seeking injunctive relief, unspecified civil penalties and attorney's fees, including expert witness fees ("GEC Case"). In September 1993, the Company filed a complaint against USX alleging that with respect to the USX Site, USX is a potentially responsible party under CERCLA and, therefore, jointly and severally liable for costs associated with cleanup of the USX Site. (Southdown, Inc. vs. USX Corporation, Case No. C-3-93-354, U.S. District Court, Southern District of Ohio Western Division) ("USX Case"). On September 30, 1997, the Company sold the property that is the subject of these lawsuits to independent third parties. The property was sold "as is, where is" and the Company assumed no obligations to remediate the property. The USX Case was dismissed on November 13, 1997, without prejudice. Since the Company no longer owns this property, the Company believes it should have no ongoing obligation under the Clean Water Act to obtain a permit for the alleged discharge from the property, which is the sole allegation in the GEC Case. The Company intends to move the Court for a dismissal of the GEC Case based on the recent transaction. GEC, however, opposes the Company's position and has filed a motion with the Court to join the new owners as parties to this action and to amend its complaint.

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

         This action arises from historic soil and groundwater contamination that the Company was first made aware of from sampling analysis conducted by potential purchasers of the Allworth facility in late 1994 and the first quarter of 1995. Although the Company conveyed the Allworth facility to Nortru, Inc. on April 28, 1995 through a Stock Purchase Agreement, as a condition of that conveyance, the Company assumed all liability relating to soil and groundwater contamination at the facility and agreed to remediate the contamination to the extent required by law.

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

         (d) On September 12, 1997, Region 4 of the United States Environmental Protection Agency ("EPS") issued an administrative Order Requiring corrective Action ("Order") to the Company, which is identified in the Order as "doing business as" Kosmos Cement Company, directing the Company to perform confirmatory sampling at seven areas identified as "solid waste management units" ("SWMUs") and potentially other areas at the Kosmos Cement Company plant in Louisville, Kentucky. That Order, which is captioned as In the Matter of Southdown, Inc. d/b/a Kosmos Cement Company, Docket No. 97-15-R (EPA, Region 4), was issued under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Order also specified that additional investigation and potential "corrective action" (i.e., remediation) could be required by EPA, should the results of the confirmatory sampling indicate that conditions at any of the seven SWMUs or any other areas of concern pose a threat to human health or the environment.

         The Company entered into a Consent Order with EPA which replaces the September 12, 1997 Order. Under the terms of that Consent Order, which became effective on April 21, 1998, the Company is required to undertake confirmatory sampling at six of the seven SWMUs identified by EPA. Should the sampling indicate that there are no hazardous constituents of concern at the SWMUs or that there does not appear to be a threat to human health or the environment from such constituents, EPA will provide a "no further action determination." If there are hazardous constituents present at levels of concern at any of the SWMUs, the Consent Order provides a mechanism under which EPA can require in-depth investigation and an analysis of whether remediation is necessary at any such SWMUs. However, the Consent Order itself does not require remediation or provide a mechanism for remediation or require any payment by the Company to EPA. Should EPA ultimately conclude that conditions warrant remediation, it would have to issue a new order to that effect. In that case, the Company would be able to raise technical and legal arguments to address the necessity and scope of any remediation sought by EPA. The cost of the confirmatory sampling required by the Consent Order appears highly unlikely to be material, but it is not possible at this time to predict (i) the results of that sampling; (ii) whether further investigation will thereafter be required; or (iii) whether remediation will be sought by EPA based on the results obtained. Thus, while the Consent Order could pose a loss contingency to the Company, there is no basis at this juncture for determining the likelihood that such a contingency could be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

        11     Statement of Computation of Per Share Earnings

        15 Independent Accountants' Letter re Unaudited Interim Financial Information

        27.1   Financial Data Schedule - Three months ended March 31, 1998

        27.2 Financial Data Schedule - Restated Financial Data Schedule for the quarterly periods ended March 31, June 30, and September 30, 1997, respectively

        27.3 Financial Data Schedule - Restated Financial Data Schedule for the quarterly periods ended March 31, June 30, and September 30, 1996, respectively

        27.4 Financial Data Schedule - Restated Financial Data Schedule for the years ended December 31, 1996 and 1995, respectively

(b)       Reports on Form 8-K

         On March 18, 1998, an Item 5 Current Report on Form 8-K was filed containing the March 18, 1998 Press Release announcing the proposed merger involving the Company and Medusa Corporation and also the related merger agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 SOUTHDOWN, INC.
                                      ----------------------------------------
                                                  (Registrant)



Date:  May 8, 1998                By:             DENNIS M. THIES
                                      ----------------------------------------
                                                  Dennis M. Thies
                                          Executive Vice President-Finance
                                             and Chief Financial Officer
                                           (Principal Financial Officer)



Date:  May 8, 1998                By:              ALLAN KORSAKOV
                                      ----------------------------------------
                                                   Allan Korsakov
                                      Vice President and Corporate Controller
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS

       EXHIBIT
          NO.       DESCRIPTION
       -------      -----------
        11     Statement of Computation of Per Share Earnings

        15     Independent Accountants' Letter re Unaudited Interim Financial
               Information

        27.1   Financial Data Schedule - Three months ended March 31, 1998

        27.2 Financial Data Schedule - Restated Financial Data Schedule for the quarterly periods ended March 31, June 30, and September 30,
               1997, respectively

        27.3 Financial Data Schedule - Restated Financial Data Schedule for the quarterly periods ended March 31, June 30, and September 30,
               1996, respectively

        27.4 Financial Data Schedule - Restated Financial Data Schedule for the years ended December 31, 1996 and 1995, respectively