Form 10-Q
period 1998-06-30
SOUTHDOWN INC
filed 1998-08-14
CIK 313058

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 650-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

         At July 31, 1998 there were 38.3 million common shares outstanding.



================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                                     PAGE
                                                                                      NO.
                                                                                      ---
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              June 30, 1998 and December 31, 1997                                      1

            Statement of Consolidated Earnings
              Three and Six Months ended June 30, 1998 and 1997                        2

            Statement of Consolidated Cash Flows
              Six Months ended June 30, 1998 and 1997                                  3

            Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
              Three and Six Months ended June 30, 1998 and 1997                        4

            Statement of Consolidated Shareholders' Equity
              Six Months ended June 30, 1998                                           5

           Statement of Consolidated Comprehensive Income
              Three and Six Months ended June 30, 1998 and 1997                        5

            Notes to Consolidated Financial Statements                                 6

            Independent Accountants' Review Report                                    12

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               13


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                         22

Item 6.     Exhibits and Reports on Form 8-K                                          23

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                                        (IN MILLIONS)
                                                                            -------------------------------------
                                                                               JUNE 30,             DECEMBER 31,
                                                                                 1998                   1997
                                                                            -------------           -------------
ASSETS

Current assets:
    Cash and cash equivalents                                              $         71.1           $        98.9
    Short-term investments                                                             --                     4.0
    Accounts and notes receivable, less allowance for doubtful
         accounts of $6.2 and $5.0                                                  150.0                   108.5
    Inventories (Note 5)                                                            107.1                    97.2
    Prepaid expenses and other                                                       14.0                    17.6
                                                                            -------------           -------------
                                                                                    342.2
         Total current assets                                                                               326.2
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $656.2 and $630.9                                 799.2                   770.2
Goodwill                                                                            104.5                   116.1
Other long-term assets                                                               67.8                    63.7
                                                                            -------------           -------------
                                                                            $     1,313.7           $     1,276.2
                                                                            =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                    $         0.8           $        13.6
    Accounts payable and accrued liabilities                                        195.7                   120.5
                                                                            -------------           -------------
         Total current liabilities                                                  196.5                   134.1
Long-term debt                                                                      167.4                   187.0
Deferred income taxes                                                               132.1                   127.6
Minority interest in consolidated joint venture                                      29.2                    27.7
Long-term portion of postretirement benefit obligation                               94.4                    96.1
Other long-term liabilities and deferred credits                                     27.9                    28.8
                                                                            -------------           -------------
                                                                                    647.5                   601.3
                                                                            -------------           -------------

Shareholders' equity:
    Common stock, $1.25 par value (Note 7)                                           49.4                    51.4
    Capital in excess of par value                                                  353.9                   352.0
    Reinvested earnings                                                             310.5                   386.1
    Unearned restricted common shares                                                 -                      (8.8)
    Currency translation adjustment                                                  (1.3)                   (1.2)
    Treasury stock, at cost                                                         (46.3)                 (104.6)
                                                                            -------------           -------------
                                                                                    666.2                   674.9
                                                                            -------------           -------------
                                                                            $     1,313.7           $     1,276.2
                                                                            =============           =============

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)

                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                            --------------------------------------------------------
                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            --------------------------   ---------------------------
                                                                1998           1997            1998           1997
                                                            ----------      ----------     ----------     ----------
Revenues                                                    $    317.7      $    290.4     $    542.6     $    498.6
                                                            ----------      ----------     ----------     ----------
Costs and expenses:
  Operating                                                      192.3           178.8          348.5          331.8
  Depreciation, depletion and amortization                        19.3            15.5           36.5           30.9
  Selling and marketing                                            7.4             6.0           14.3           12.0
  General and administrative                                      18.4            19.0           36.0           32.5
  Acquisition charge (Note 2)                                     82.9             -             82.9            -
  Other income, net                                               (3.3)           (1.8)          (5.5)          (3.7)
                                                            ----------      ----------     ----------     ----------
                                                                 317.0           217.5          512.7          403.5
                                                            ----------      ----------     ----------     ----------
Earnings before interest, income taxes
   and minority interest                                           0.7            72.9           29.9           95.1
Interest, net of amounts capitalized                              (4.8)           (3.2)          (9.2)          (6.5)
                                                            ----------      ----------     ----------     ----------
Earnings (loss) before income taxes and minority interest         (4.1)           69.7           20.7           88.6
Income tax expense                                               (17.7)          (24.0)         (26.5)         (30.5)
                                                            ----------      ----------     ----------     ----------
Earnings (loss) before minority interest                         (21.8)           45.7           (5.8)          58.1
Minority interest, net of income taxes                            (1.3)           (1.3)          (1.6)          (1.6)
                                                            ----------      ----------     ----------     ----------
Net earnings (loss)                                         $    (23.1)     $     44.4     $     (7.4)    $     56.5
                                                            ==========      ==========     ==========     ==========
Dividends on preferred stock (Note 7)                       $      -        $      1.3     $      -       $      2.5
                                                            ==========      ==========     ==========     ==========
                                                            $    (23.1)     $     43.1     $     (7.4)    $     54.0
Earnings (loss) attributable to common stock
                                                            ==========      ==========     ==========     ==========
Earnings (loss) per common share:

  Basic                                                     $    (0.60)     $     1.20     $    (0.19)    $     1.50
                                                            ==========      ==========     ==========     ==========
  Diluted                                                   $    (0.60)     $     1.14     $    (0.19)    $     1.44
                                                            ==========      ==========     ==========     ==========
Average shares outstanding:

  Basic                                                           38.1            36.0           38.0           36.1
                                                            ==========      ==========     ==========     ==========
  Diluted                                                         38.1            39.1           38.0           39.2
                                                            ==========      ==========     ==========     ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                                        (IN MILLIONS)
                                                                            --------------------------------------
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                            --------------------------------------
                                                                                 1998                    1997
                                                                            -------------            -------------

Operating activities:
    Net earnings (loss)                                                     $        (7.4)           $        56.5
    Adjustments to reconcile net earnings (loss) to cash
       provided by (used in) operating activities:
         Depreciation, depletion and amortization                                    36.5                     30.9
         Deferred income tax expense                                                  4.5                      5.5
         Amortization of debt issuance costs                                          0.4                      0.4
         Other non-cash charges                                                       8.9                      1.8

         Changes in operating assets and liabilities                                 22.1                    (34.1)

         Other adjustments                                                            1.8                      2.1
    Net cash used in discontinued operations                                         (0.4)                    (0.6)
                                                                            -------------            -------------
Net cash provided by operating activities                                            66.4                     62.5
                                                                            -------------            -------------
Investing activities:

    Additions to property, plant and equipment                                      (50.1)                   (51.3)
    Acquisitions, net of cash acquired                                               (6.9)                   (12.8)
    Purchase of short-term investments                                               (3.9)                    (1.1)
    Maturity of short-term investments                                                7.9                     11.8
    Proceeds from asset sales                                                         2.9                      1.8
    Other investing activities                                                       (0.2)                    (0.1)
                                                                            -------------            -------------
Net cash used in investing activities                                               (50.3)                   (51.7)
                                                                            -------------            -------------
Financing activities:
    Additions to short-term borrowings                                                -                       18.5
    Additions to long-term debt                                                      30.9                      -
    Reductions in long-term debt                                                    (63.4)                    (6.9)
    Purchase of treasury stock                                                       (0.9)                   (28.3)
    Dividends                                                                        (9.8)                   (11.9)
    Distributions to minority interest                                               (1.0)                    (2.0)
    Other financing activities                                                        0.3                     (2.1)
                                                                            -------------            -------------
Net cash used in financing activities                                               (43.9)                   (32.7)
                                                                            -------------            -------------
Net decrease in cash and cash equivalents                                           (27.8)                   (21.9)

Cash and cash equivalents at beginning of period                                     98.9                     70.4
                                                                            -------------            -------------
Cash and cash equivalents at end of period                                  $        71.1            $        48.5
                                                                            =============            =============


    Cash payments for income taxes totaled $18.5 million and $19.1 million in the first half of 1998 and 1997, respectively. Interest paid, net of amounts capitalized, was $9.5 million and $6.4 million in the six month year-to-date 1998 and 1997 periods, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

            STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                               BY BUSINESS SEGMENT

                                   (UNAUDITED)

                                                                                (IN MILLIONS)
                                                            ---------------------------------------------------------
                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                            -------------------------       -------------------------
                                                               1998           1997             1998           1997
                                                            ----------     ----------       ----------     ----------
Contributions to revenues:
    Cement
         Sales to customers                                 $    220.9     $    202.7       $    367.5     $    339.1
         Freight to customers and other                           10.6           11.3             19.4           19.9
                                                            ----------     ----------       ----------     ----------
             Total cement revenues                               231.5          214.0            386.9          359.0
    Concrete products                                             61.9           60.3            117.1          118.2
    Aggregates                                                    41.8           32.5             70.0           52.9
    Intersegment sales                                           (17.5)         (16.4)           (31.4)         (31.5)
                                                            ----------     ----------       ----------     ----------
                                                            $    317.7     $    290.4       $    542.6     $    498.6
                                                            ==========     ==========       ==========     ==========
Contributions to earnings before interest, income
    taxes and minority interest:
      Operating profit
         Cement (1)                                         $     83.4     $     78.1       $    119.2     $    105.9
         Concrete products                                         5.1            1.8              7.4            3.5
         Aggregates                                                7.5            7.1              9.6            8.9
                                                            ----------     ----------       ----------     ----------
                                                                  96.0           87.0            136.2          118.3
      Corporate overhead                                         (12.4)         (14.1)           (23.4)         (23.2)
      Acquisition charge (Note 2)                                (82.9)           -              (82.9)           -
                                                            ----------     ----------       ----------     ----------
                                                                   0.7           72.9             29.9           95.1
                                                            ==========     ==========       ==========     ==========

(1) Minority interest in earnings of consolidated joint venture is presented as a separate line item, net of tax, rather than being deducted as a component of the cement segment. There have been no material changes in total assets by segment as disclosed in the December 31, 1997 financial statements. Identifiable segment assets as of June 30, 1998 are as follows:

                                                               (IN MILLIONS)
                                                               -------------
                                                               JUNE 30, 1998
                                                               -------------

         Identifiable assets
              Cement                                            $   862.3
              Concrete Products                                     139.3
              Aggregates                                            126.4
              Other                                                 185.7
                                                                ---------
                                                                $ 1,313.7
                                                                =========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                                         (IN MILLIONS)
                                         --------------------------------------------------------------------------------------
                                                                                                      CUMULATIVE
                                          COMMON STOCK         CAPITAL                    UNEARNED      FOREIGN
                                         ----------------   IN EXCESS OF    REINVESTED    RESTRICTED    CURRENCY      TREASURY
                                         SHARES    AMOUNT    PAR VALUE       EARNINGS    COMMON STOCK  TRANSLATION     STOCK
                                         ------    ------   ------------    ----------   ------------  -----------    --------
Balance at December 31, 1997
   as previously reported                 24.7    $  30.9      $ 300.4       $ 199.2      $  -          $  -           $ (46.3)
Adjustment for pooling of interests       16.4       20.5         51.6         186.9        (8.8)         (1.2)          (58.3)
                                         -----    -------      -------       -------      ------        ------         -------
Balance at December 31, 1997              41.1       51.4        352.0         386.1        (8.8)         (1.2)         (104.6)
Net loss                                   -          -            -            (7.4)        -             -               -
Foreign currency translation adjustment    -          -            -             -           -            (0.1)            -
Dividends paid on common stock             -          -            -            (9.8)        -             -               -
Purchase of treasury stock                 -          -            -             -           -             -              (0.9)
Retirement of Medusa treasury stock
   at combination date                    (1.7)      (2.2)         -           (57.0)        -             -              59.2
Lapse of restrictions on restricted
   common stock                            -          -            -             -           8.8           -               -
Exercise of stock options                  0.1        0.2          1.9          (1.4)        -             -               -
                                         -----    -------      -------       -------      ------        ------         -------
Balance at June 30, 1998                  39.5    $  49.4      $ 353.9       $ 310.5      $  -          $ (1.3)        $ (46.3)
                                         =====    =======      =======       =======      ======        ======         =======



                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                            (IN MILLIONS)
                                    -----------------------------------------------------------
                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30,                           JUNE 30,
                                    --------------------------         ------------------------
                                      1998              1997             1998             1997
                                    --------         ---------         ---------        ---------

Net income (loss)                   $  (23.1)        $    44.4             $(7.4)       $    56.5
Foreign currency translation
   adjustments, net of tax              (0.1)              -                (0.1)             -
                                    ---------        ---------         ---------        ---------
Comprehensive income (loss)         $  (23.2)        $    44.4             $(7.5)       $    56.5
                                    ========         =========         =========        =========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

         The Consolidated Balance Sheet of Southdown, Inc. and subsidiary companies (the "Company") at June 30, 1998 and the Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment, Consolidated Comprehensive Income and Shareholders' Equity for the periods indicated herein have been prepared by the Company without audit. On June 30, 1998, the Company's merger transaction with Medusa Corporation ("Medusa"), hereinafter included in references to the Company, was concluded with Medusa becoming a wholly-owned subsidiary of the Company. In accordance with the pooling of interests method of accounting permitted by Accounting Principles Board Opinion No. 16 "Business Combinations" ("APB No. 16"), all prior period consolidated financial statements presented have been restated to provide the combined results of operations, financial position and cash flows of the Company and Medusa. In addition, the combined financial results presented include adjustments made to conform the accounting policies of Medusa to those of the Company.

         For interim reporting purposes, Medusa periodically valued inventory on the basis of predetermined standard cost estimates established by management. At year end, any difference between the inventory valued at standard cost and actual cost was charged or credited to cost of goods sold. In addition, scheduled shutdown and certain other major repair costs that benefited two or more interim quarters were recorded by Medusa as prepaid assets and amortized over the remainder of the year. The consolidated balance sheet as of June 30, 1998 and consolidated statement of earnings for the three and six months ended June 30, 1998 and June 30, 1997, respectively, have been adjusted to conform Medusa's historical financial statements to the Company's method of reporting quarterly results based on actual costs rather than a standard cost, to adjust end of the period inventory to actual cost and to charge all maintenance to production cost as incurred. At year end, Medusa reported inventories at actual cost and all prepaid maintenance costs were completely amortized at the end of each year. Accordingly, the use of different interim cost accounting methods has no effect on the reported results and the statement of earnings for the year ended December 31, 1997.

         The volumetric increment of Medusa's inventory at June 30, 1998 and 1997 over the beginning inventory was revalued from a standard cost basis to actual cost in order to properly reflect the end of the period inventory on the same basis as that of the Company. Because a large percentage of Medusa's planned annual maintenance shutdowns typically occur in the first half of the year, Medusa's standard cost was generally significantly lower than actual cost in the first half of the year. Accordingly, the adjustment from standard cost to actual cost resulted in an increase in end of period inventory and an additional charge to cost of goods sold as well as elimination of all deferred shutdown and maintenance costs.

         The results of operations for the separate companies and the combined amounts included in the consolidated financial statements are presented below:

                                                            (IN MILLIONS)
                                    -----------------------------------------------------------
                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30,                           JUNE 30,
                                    --------------------------         ------------------------
                                      1998              1997             1998            1997
                                    --------         ---------         ---------        -------
         Revenues
              Southdown             $  202.1          $  187.2         $  357.9        $ 338.6
              Medusa                   115.6             103.2            184.7          160.0
                                    --------          --------         --------        -------
                  Combined          $  317.7          $  290.4         $  542.6        $ 498.6
                                    ========          ========         ========        =======
         Net earnings (loss)
              Southdown             $   22.7          $   25.2         $   39.2        $  38.8
              Medusa                   (45.8)             19.2            (46.6)          17.7
                                    --------          --------         --------        -------
                  Combined          $  (23.1)         $   44.4         $   (7.4)       $  56.5
                                    ========          ========         ========        =======

         The Consolidated Balance Sheet at December 31, 1997 is derived from the December 31, 1997 audited financial statements of the Company and Medusa, but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements should be read in conjunction with the historical consolidated financial statements and the notes thereto of the Company and Medusa, respectively, included in their 1997 Annual Reports on Form 10-K.

         In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. The interim statements for the period ended June 30, 1998 are not necessarily indicative of results to be expected for the full year. Certain data from the prior year have been reclassified for purposes of comparison.

NOTE 2 - MEDUSA MERGER:

         On June 30, 1998, Medusa merged with a wholly-owned subsidiary of the Company and each outstanding Medusa common share was converted into the right to receive .88 shares of Company common stock. Approximately 14.7 million shares of the Company's common stock were issued for all of the outstanding common stock of Medusa and, as a result of the merger, Medusa became a wholly-owned subsidiary of the Company. In addition, outstanding Medusa employee stock options were converted at the same exchange ratio into options to purchase approximately 522,000 shares of Company common stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB No. 16.

         In conjunction with the merger, the Company recorded second quarter charges to operating expenses totaling $82.9 million ($73.9 million after taxes, or $1.90 per common share) for direct and other merger related transaction costs including investment bankers, attorneys, accountants, financial printing, severance related costs, anticipated closure of duplicate facilities and incompatible business activities. At June 30, 1998, $70.4 million related to these charges were classified as current liabilities. Details of the merger related costs are as follows:




                                                                          (IN MILLIONS)
                                                     --------------------------------------------------
                                                       ACCRUED                                CURRENT
                                                       MERGER              AMOUNTS            BALANCE
                                                        COSTS               PAID             AT 6/30/98
                                                     -----------         -----------         ----------
         Merger transaction costs and
              professional fees                      $      18.4         $       4.0         $    14.4
         Severance costs                                    54.3                 8.5              45.8
         Closure costs                                      10.2                 -                10.2
                                                     -----------         -----------         ---------
                  Total                              $      82.9         $      12.5         $    70.4
                                                     ===========         ===========         =========

         In addition, the Company recorded charges to standardize the accounting practices of Medusa to those of the Company. A reconciliation of previously reported Medusa net income for the three and six months ended June 30, 1997 to adjusted amounts, related primarily to Medusa's use of standard cost as discussed in Note 1 of Notes to Consolidated Financial Statements, is as follows:

                                                               (IN MILLIONS)
                                               -------------------------------------------
                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30, 1997              JUNE 30, 1997
                                               ------------------         ----------------
     Net earnings
         Medusa under standard cost                $    18.3                 $    20.1
         Conforming accounting adjustment                0.9                      (2.4)
                                                   ---------                 ---------
         Medusa as adjusted                        $    19.2                 $    17.7
                                                   =========                 =========

         Because the use of the standard cost method of valuing inventory impacts only interim reporting periods, there are no differences in previously reported Medusa assets and net earnings for the full year ended December 31, 1997.

NOTE 3 - NEW ACCOUNTING STANDARDS:

         Effective January 1, 1998, the Company adopted two new Statement of Financial Accounting Standards: Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Company has elected to report the components of comprehensive income in a separate Statement of Consolidated Comprehensive Income. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company's reporting of information about its operating segments was in conformity with SFAS No. 131 prior to the adoption of this new standard. Medusa, which adopted SFAS No. 131 in 1997, had two reportable segments, cement and aggregates. In conjunction with the merger, the Company's aggregates operations (previously included in the concrete products segment) are now included in the aggregates segment. The adoption of these two new standards has had no material effect on the Company's consolidated results of operations, financial position, cash flows or financial statement disclosures.

         In February 1998, the Financial Accounting Standard Board ("FASB") issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132, which revises employers' disclosures about pension and other postretirement benefits, but does not change the measurement or recognition of those plans, became effective for periods ending after December 15, 1997. This statement will have no effect on the Company's 1998 results of operations, but management is currently evaluating what, if any, additional disclosures may be required in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, is effective for years beginning after June 15, 1999. If certain conditions are met, a derivative may be specifically designated as a hedging instrument. The accounting for changes in the fair value of a hedging instrument (that is gains and losses) depends on the intended use of the derivative and the resulting designation of that derivative. For a derivative not designated as a hedging instrument, the gain or loss resulting from a change in the fair value of the derivative is recognized in earnings in the period of change. The Company has held no derivative financial instruments during 1997 or 1998.

NOTE 4 - EARNINGS PER SHARE:

         In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS 128, which simplifies the standards for computing and presenting earnings per share, became effective for periods ending after December 15, 1997. Accordingly, earnings per share as previously reported have been restated to conform to the new standard. Earnings used to compute basic per share earnings in the six months ended June 30, 1997 were net of preferred stock dividends of approximately $2.5 million. There is no preferred stock outstanding in 1998. Basic earnings per share were computed using the average number of common shares outstanding in each of the six-month periods ending June 30, 1998 and 1997. Diluted earnings for 1998 and 1997 assume the dilutive impact of stock options and, for 1997, the conversion of all outstanding shares of preferred stock into common stock.

NOTE 5 - INVENTORIES:


                                        (UNAUDITED, IN MILLIONS)
                                    --------------------------------
                                     JUNE 30,           DECEMBER 31,
                                       1998                 1997
                                    ----------          ------------

          Finished goods            $     34.3          $       33.6
          Work in progress                19.8                  10.8
          Raw materials                    7.6                   8.4
          Supplies                        45.4                  44.4
                                    ----------          ------------
                                    $    107.1          $       97.2
                                    ==========          ============



         Inventories stated on the LIFO method were $53.8 million of total inventories at June 30, 1998 and $44.8 million of total inventories at December 31, 1997 compared with current costs of $72.7 million and $63.7 million, respectively.

NOTE 6 - LONG-TERM DEBT:

         On May 14, 1998, the Company amended its revolving credit facility to permit the (i) merger between a wholly-owned subsidiary of the Company and Medusa; (ii) assumption of the existing indebtedness of Medusa of up to $100 million; and (iii) guarantee of a $15 million lease obligation associated with the merger. In addition, the Company also obtained from its bank group a release of the bank group's liens on the collateral security, including the security interest in five of the Company's cement plants and the Company's interest in the Kosmos joint venture. In June 1998, borrowing capacity under Medusa's unsecured, five-year revolving credit facility was reduced from $180 million to the $40 million then outstanding. The $40 million was paid off by the Company on June 30, 1998. There were no amounts outstanding on Medusa's unsecured $25 million bank lines of credit at June 30, 1998. Both Medusa credit facilities were cancelled as of June 30, 1998.

         The Company has a $200 million revolving credit facility which matures in June 2002 and permits the issuance of up to $95 million in standby letters of credit in lieu of borrowings. As of June 30, 1998, there were no borrowings outstanding and $67.2 million in letters of credit outstanding under this facility, leaving $132.8 million available. The revolving credit facility places limitations on the Company's incurrence of additional indebtedness, but permits the Company to borrow up to $75 million and certain other amounts from other lenders. Under the terms of the Company's 10% Senior Subordinated Notes Indenture (the "Indenture"), the Company may incur up to $255 million of indebtedness under bank credit facilities, plus $50 million of additional debt and certain other additional amounts. Under the Indenture, the Company may also incur indebtedness in addition to those amounts to the extent that its pro forma consolidated fixed charge coverage ratio (as defined) exceeds 2.25 to 1. As of June 30, 1998, the Company's consolidated fixed charge coverage ratio was significantly in excess of that amount, and the restrictions on additional borrowings in the revolving credit facility generally would be reached prior to the time covenants in the Indenture placed significant additional restrictions on the Company's ability to incur debt.

         Under the revolving credit facility, the Company must maintain the following financial ratios: (a) leverage ratio (funded debt compared to consolidated EBITDA); (b) minimum current ratio (current assets compared to net current liabilities); and (c) free cash flow ratio (free cash flow compared to the sum of interest, dividends, current tax provision and current portion of funded debt). In addition, the Company must maintain a minimum amount of tangible net worth.

         In addition to the financial covenant described above, the Indenture also contains a limitation on "Purchase Money Obligations" and/or "Capitalized Lease Obligations" not to exceed $25 million at any one time.

         The Company is in compliance with the above-referenced ratios and covenants.

NOTE 7 - CAPITAL STOCK:

     COMMON STOCK

         At June 30, 1998, a total of approximately 39.5 shares of common stock were issued and approximately 38.3 shares of common stock were outstanding. In conjunction with the Medusa merger, approximately 14.7 million shares of common stock were issued (see Note 2 of Notes to Consolidated Financial Statements).

     PREFERRED STOCK REDEEMABLE AT ISSUER'S OPTION

         Series D Preferred Stock - The Company had approximately 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D ("Series D Preferred Stock") outstanding at June 30, 1997. Dividends paid on the Series D Preferred Stock were approximately $1.3 million and $2.5 million during the three and six month periods ended June 30, 1997. All of the Series D Preferred Stock was converted into common stock during the third quarter of 1997.

NOTE 8 - CONTINGENCIES:

         The Company has certain commitments and contingent liabilities incurred in the ordinary course of business including, among other things, being a named defendant in lawsuits related to various matters involving personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. These various commitments and contingent liabilities, in the judgment of management, do not involve more than 10% of current assets (which were $342.2 million and $326.2 million on a consolidated basis as of June 30, 1998 or December 31, 1997, respectively) and will not result in losses which would materially affect the Company's consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations or cash flows in a particular period.

         See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 9 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of June 30, 1998 and for the six months then ended follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS


         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of June 30, 1998, and the related consolidated statements of earnings and cash flows for the six months ended June 30, 1998 and 1997 and the consolidated statement of shareholders' equity for the six months ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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




Deloitte & Touche LLP
Houston, Texas
July 22, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 17 through 27 and pages 15 through 21, respectively, of the Company's and Medusa's Annual Reports on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

     CONSOLIDATED SECOND QUARTER RESULTS

         The net loss for the second quarter of 1998 was $23.1 million, $0.60 per share on a diluted basis, compared with $44.4 million, $1.14 per share, in net earnings for the prior year quarter. Included in the second quarter of 1998 were $82.9 million in merger related transaction costs ($73.9 million after taxes, or $1.90 per share) incurred in conjunction with the previously reported merger with Medusa.

         Consolidated revenues in the second quarter of 1998 increased 9% over the same period of the prior year, primarily because of improved sales prices in the Cement segment and the inclusion of new aggregates facilities acquired in late 1997 and early 1998. Excluding the one-time transaction charges, operating earnings for the quarter ended June 30, 1998 improved 15% over operating earnings for the same quarter of 1997. All three operating segments showed quarter-over-quarter improvements and corporate overhead costs dropped 12% between the two periods. In absolute dollars, the cement segment showed the largest improvement, rising 7% to $83.4 million in operating earnings for the second quarter of 1998 compared with $78.1 million in the comparable 1997 quarter. The concrete products segment, excluding gains on sales of surplus California real estate, showed the largest percentage improvement, increasing to $3.7 million in operating earnings (excluding real estate gains) compared with $1.8 million in operating earnings in the second quarter of 1997 which had no gains from real estate sales. The aggregates segment had a more modest improvement, rising almost 6% to $7.5 million in operating earnings for the June 1998 quarter compared with $7.1 million in the June 1997 quarter.

         Corporate overhead expenses were lower in the second quarter of 1998 than in the comparable 1997 period primarily because the 1997 period includes higher compensation-related expenses in connection with Medusa's restricted stock plan. Higher interest expense in the June 1998 quarter compared with the June 1997 quarter reflects higher Medusa 1998 borrowings prior to the merger and lower 1998 capitalized interest.

         Because of the non-deductibility for tax purposes of the majority of the merger related transaction costs incurred in the second quarter of 1998, the effective tax rates for the three month and six-month periods ended June 30, 1998 are far in excess of the federal statutory tax rate and the effective rate of the comparable prior year periods which approximated the federal statutory tax rate. The effective tax rate for the remainder of 1998 should decline as the relative impact of the non-deductible transaction costs becomes smaller compared with the cumulative year-to-date results of operations.

     CONSOLIDATED YEAR-TO-DATE RESULTS

         Consolidated year-to-date revenues and earnings for the comparable six-month periods showed a trend similar to that of the three-month periods. For the six months, cement segment operating earnings increased $13.3 million, or almost 13%, in 1998 compared with 1997; the concrete products segment more than doubled to $7.4 million in 1998 from $3.5 million earned in the 1997 period and the aggregates segment increased $700,000 or almost 8% from 1998 to 1997. Year-to-date corporate overhead was virtually unchanged, at slightly over $23 million for both years. Year-to-date interest expense for 1998 was higher than the 1997 year-to-date period, for the reasons previously discussed.

SEGMENT OPERATING EARNINGS

     CEMENT

         Second Quarter - For the second quarter of 1998 compared with the same period of the prior year, a 5% increase in average cement prices and a 3% improvement in cement tonnage shipped resulted in a 7% increase in cement segment operating earnings, despite an increase in cement production costs. The higher production costs were the result of a variety of factors including unscheduled maintenance and repair costs and an additional $1.6 million charge to increase the accrual for cement kiln dust remediation at the Charlevoix, Michigan cement plant.

         Year-to-Date - For the first half of 1998, cement segment revenues increased 8% compared with the same period of the prior year while cement segment operating earnings improved 13% over the first six months of 1997. Cement sales volumes and average sales prices increased 3% and 6%, respectively, in the 1998 six-month period compared with the prior year six-month period.

         Sales volumes, average unit sales price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                 ---------------------------        ---------------------------
                                                   1998              1997              1998              1997
                                                 ---------        ----------        ---------        ----------

Tons of cement sold (thousands)                      3,036            2,937             5,131            4,994
                                                 =========        =========         =========        =========

Weighted average per ton data:
     Sales price (net of freight to customers)   $   72.76        $    69.01        $   71.64        $    67.88
     Manufacturing and other plant
         operating costs(1)                          45.63             43.03            48.81             47.15
                                                 ---------        ----------        ---------        ----------
     Margin                                      $   27.13        $    25.98        $   22.83        $    20.73
                                                 =========        ==========        =========        ==========

--------------
(1) Includes fixed and variable manufacturing costs, cost of purchased cement, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.

     CONCRETE PRODUCTS

         Second Quarter - Revenues for the concrete products segment increased to $61.9 million for the second quarter of 1998 compared with revenues of $60.3 million for the same 1997 period. Sales volumes for the concrete products segment were flat quarter-to-quarter, but average sales prices were almost 4% higher in the 1998 quarter compared with the prior year quarter. The concrete segment achieved a significant improvement in second quarter 1998 operating earnings of $5.1 million compared with $1.8 million the prior year quarter. The earnings increase related to pricing improvement in the Florida market and a $1.4 million gain on the sale of excess property in California, as well as reduced operating costs in the California operations.

         Year-to-Date - For the comparable six-month periods, 1998 concrete products sales volumes were 5% lower than the prior year, but this decline was offset by a 5% improvement of average sales prices. Concrete products revenues for the comparable six-month periods were flat.

         Sales volumes, average unit sales price and cost data and unit operating profit margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                 ---------------------------        --------------------------
                                                   1998              1997             1998              1997
                                                 ---------        ----------        ---------        ---------
Cubic yards of ready-mixed concrete
     sold (thousands)                                  926              926             1,733            1,830
                                                 =========        =========         =========        =========
Weighted average per cubic yard data:
     Sales price                                 $   57.21        $    55.26        $   57.34        $   54.59
     Operating costs(1)(2)                           54.08             54.39            54.83            53.64
                                                 ---------        ----------        ---------        ---------
     Margin(3)                                   $    3.13        $     0.87        $    2.51        $    0.95
                                                 =========        ==========        =========        =========

--------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.
(2) Excludes a $1.4 million gain from the sale of surplus real estate for the three and six month periods ended June 30, 1998.
(3) Does not include concrete block and other related products which totaled $0.9 million operating earnings for the three-month periods ended June 30, 1998 and 1997, respectively, and $1.7 million of operating earnings in the year-to-date 1998 and 1997 periods, respectively.

     AGGREGATES

     Second Quarter and Year-to-Date - Specialty aggregates operations at Castlewood, Virginia and Lee, Massachusetts were acquired in August and October 1997, respectively. Accordingly, aggregates sales revenues, volumes and prices in 1998 benefited in both the quarter and year-to-date periods as a result of the contributions of these two additional operations which were not present in the prior year periods. Revenues for the aggregates segment increased 29% and 32% for the 1998 three and six-month periods, respectively, compared with the same 1997 periods. Operating earnings for the aggregates segment increased to $7.5 million in the second quarter and $9.6 million in the current year-to-date period primarily as a result of the inclusion of the new facilities. Wet weather conditions throughout the Company's midwest and northeastern marketing areas had an adverse impact on second quarter shipments in both construction aggregates and lawn and garden products.

     Sales volumes, average unit sales price and cost data and unit operating profit margins relating to the Company's aggregates operations appear in the following table:

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                 ---------------------------        ---------------------------
                                                   1998              1997             1998              1997
                                                 ---------        ----------        ---------        ----------
Tons of aggregates sold (thousands)                  3,020             2,864            5,052             4,768
                                                 =========         =========        =========         =========

Weighted average per ton data:
     Sales price                                 $    9.97        $     7.93        $    9.97        $     7.82
     Operating costs(1)                               7.73              5.59             8.15              5.97
                                                 ---------        ----------        ---------        ----------

     Margin                                      $    2.24        $     2.34        $    1.82        $     1.85
                                                 =========        ==========        =========        ==========

--------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

     CORPORATE

         Second Quarter and Year-to-Date - Corporate overhead expenses declined in the second quarter of 1998 by $1.7 million as previously discussed, but were essentially flat for the six-month period compared with last year. Included in corporate overhead is interest income in the second quarter of 1998 of $1.2 million compared with $433,000 in the prior year quarter and $2.3 million of interest income in the 1998 six-month period compared with $1.1 million in the 1997 year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $66.4 million in cash provided by operating activities for the six months ended June 30, 1998, comparable to the $62.5 million in cash generated by operating activities in the 1997 period. The large decrease in cash caused by the net loss incurred in the 1998 period was offset by the related large increase in accrued liabilities, both of which being the result of the one-time Medusa acquisition charge. The Company has used these 1998 operating cash flows, plus existing cash and short-term investment balances, to fund (i) $57.0 million of capital additions primarily related to several expansion/cost reduction projects in the Cement segment as well as a small aggregates acquisition; (ii) a $32.5 million net reduction in long-term debt; (iii) $9.8 million of dividends on common stock; (iv) $4.0 million in transaction costs related to the Medusa merger; and (v) all working capital requirements. Internally generated cash flows during the six months of 1997 were utilized to (i) invest approximately $64.1 million in property, plant and equipment and in acquisitions of minerals operations; (ii) repurchase $28.3 million in common stock of the Company; (iii) fund working capital requirements; and (iv) pay $11.9 million of dividends on capital stock.

         The Company's $200 million revolving credit facility matures in June 2002. The terms of the facility permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. In connection with the Medusa merger, the Company in May 1998 modified its revolving credit agreement to permit (i) the merger between a wholly owned subsidiary of the Company and Medusa; (ii) the assumption of the existing indebtedness of Medusa of up to $100 million; and (iii) the guarantee of a $15 million lease obligation associated with the Medusa merger. In addition, the Company also obtained a release of the bank group's liens on the collateral security, including the security interest in five of the Company's cement plants and the Company's interest in the Kosmos joint venture. At June 30, 1998, there were no borrowings and $67.2 million in letters of credit outstanding under the revolving credit facility, leaving $132.8 million of unused capacity. The Company is in compliance with the financial ratios and covenants contained in the revolving credit agreement and the 10% Senior Subordinated Notes Indenture.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1997 and June 30, 1998 reflected the utilization of internally generated cash flow during the period to fund capital expenditures, long-term debt reduction, working capital requirements and capital stock dividends. Accounts and notes receivable increased primarily because of the strong sales activity occurring in June 1998 relative to lower December 1997 sales. The increase in inventories as a result of improved manufacturing performance relative to sales volume reflected the typical build-up of cement inventories during the second quarter of the year. Prepaid expenses and other decreased because of payments made by the Voluntary Employee Beneficiary Association to fund employee health care costs. The increase in accounts payable and accrued liabilities reflects the one-time Medusa acquisition charge. Long-term debt decreased because the Company paid off notes payable to third parties.

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

         Several of the Company's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. While some of these matters have been settled, others are in their preliminary stages and final results may not be determined for years. Based on the information developed to date, which is not complete, the Company does not believe it will be required to spend significant sums on these matters in excess of the amounts already provided for in the Company's financial statements. However, until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, it is impossible to determine the ultimate cost that might be incurred by the Company to resolve these environmental matters.

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. In the past, in accordance with industry practice, the Company disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Some of these materials today may be classified as hazardous substances. Most manufacturing plants in the industry have typically disposed of cement kiln dust ("CKD"), a by-product of the cement manufacturing process, in and around their respective plant sites since the inception of cement manufacturing operations. CKD is currently excluded from regulation as hazardous waste. Although the U.S. Environmental Protection Agency ("U.S. EPA") in a 1995 decision determined further regulation of CKD was necessary, the agency stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA has initiated a rulemaking process in order to develop specially tailored CKD management standards, and it is estimated that the new standards for CKD will be proposed in late 1998. These CKD standards may require the cement industry to develop new methods for handling this high volume, low toxicity waste.

         Despite CKDs exclusion from regulation as a hazardous waste, CKD that is infused with water may produce a leachate with an alkalinity high enough to be classified as hazardous and may also leach certain hazardous trace metals present therein. The Company is presently aware of two CKD sites in the vicinity of its Ohio cement plant and one site in the vicinity of its Michigan cement plant from which there has been an alleged discharge of pollutants. With respect to the Ohio sites, the Company has previously recorded remediation charges aggregating approximately $13 million relating to one site where leaching occurred and is involved in litigation with a private party over the other site, but believes it has no liability in the matter.

         With respect to the Michigan plant, the Company presently is working with a consultant and the Michigan Department of Environmental Quality ("MDEQ") on the construction of a new on-site CKD landfill. The Company is also investigating potential contamination associated with past disposal of CKD at nine separate CKD piles identified on-site. During 1997, the Company proposed construction of a new landfill for the disposal of CKD generated in the future and for the disposal of two CKD piles. This landfill would also be constructed to cover a third existing CKD pile and to serve as a cap and remedy for that CKD pile. MDEQ gave final approval in April 1998 for construction of this landfill which the Company estimates will cost in excess of $2 million. The Company has also submitted plans to MDEQ concerning the remediation of the other six identified CKD piles. These plans are currently under review by MDEQ. Total costs associated with these plans are estimated to be in the range of $4 million to $9 million. In the fourth quarter of 1997, the Company accrued $3.6 million related to various non-capital costs associated with the nine CKD piles. As a result of further investigative work, the Company accrued an additional $1.6 million in CKD remediation costs in June 1998, based on the most current information available. The Company is unable to determine when and if the various remediation proposals will be approved by MDEQ and therefore is unable to ascertain the timing and the ultimate cost to resolve these issues.

         The Company has been required by the California EPA to investigate the status of two CKD disposal sites at the Company's California cement plant. The initial phase of the investigation showed no groundwater impact at one site, but the Company is continuing to monitor the site. There is little likelihood of groundwater contamination at the second California site because of the great depth to groundwater aquifers. The Company has also been required to investigate potential groundwater impact associated with a former on-site landfill at its Company's Georgia cement plant. Groundwater monitoring at this plant is in its initial phase and, although monitoring will continue, the results to date were not indicative of releases from the landfill. No substantial investigative work has been undertaken at the Company's other CKD disposal sites because there have been no indications of contamination at these sites.

         Amendments to the Clean Air Act in 1990 provided comprehensive federal regulation of various sources of air pollution, and established a new federal operating permit and fee program for virtually all manufacturing operations. The Clean Air Act Amendments may result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. In addition, the U.S. EPA is developing air toxics regulations for a broad spectrum of industrial sectors, including portland cement manufacturing. The U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards and any related costs would place the Company at a disadvantage with respect to its competitors.

         The Company currently operates two cement plants (Wampum, Pennsylvania and Demopolis, Alabama) that use as one fuel source waste-derived liquid fuels ("WDLF"). The use of WDLF is subject to emission limits and other requirements under the Resource Conservation and Recovery Act ("RCRA") and the Boiler and Industrial Furnaces ("BIF") regulations promulgated under RCRA. The BIF regulations are applicable to plants operating under "interim status" during the RCRA Part B permitting process. The BIF regulations are extremely complex, and certain provisions have been subject to varying interpretations. Pursuant to the BIF regulations, the Company is required to perform periodic BIF compliance tests and submit certificates of compliance which are subject to monitoring and review by the U.S. EPA. The Company believes its certificates of compliance are substantially in compliance with the BIF regulations. However, there can be no assurance that upon the U.S. EPA's review of the submissions, the U.S. EPA would concur with the Company and not require a new BIF test or levy fines for non-compliance.

         After a comprehensive evaluation of all aspects of using WDLF, it has been determined that the practice is incompatible with the existing cement operations and the objectives of the Company. Accordingly, the Company intends to cease burning WDLF as soon as practicable and to burn other fuels exclusively. Environmental regulations require plants that have utilized WDLF to conduct specified "closure procedures" once the use of such fuels ceases. The Company anticipates it will have completed closure procedures at both plants within 12 months from the date of the Medusa merger. Accordingly, the Company has included a charge of $2.2 million under the caption Acquisition Charge related to the decision to exit these incompatible business activities. The charge includes the estimated cost of the closure procedure and the writedown of the assets utilized in the WDLF handling.

         The Company's Wampum, Pennsylvania cement plant has received four Notices of Violation ("NOVs") from the U.S. EPA, Region III alleging certain air emission violations. U.S. EPA has referred these NOVs to the U.S. Department of Justice ("DOJ") for potential civil enforcement. Two of the NOVs, one issued in May 1997 and another issued in July 1998, allege opacity and fugitive emissions violations of Pennsylvania law and assert that the provisions are federally enforceable. The two remaining NOVs, one issued in February 1998 and a second July 1998 NOV, allege opacity violations related to the plant's state operating permit provisions for burning WDLF, and also assert that these provisions are federally enforceable. The Company is seeking to resolve these matters. Company official met with the U.S. EPA and DOJ to discuss certain future compliance initiatives, potential fines and other methods to resolve these matters. Notably, the Company has already paid penalties in excess of $200,000 to the Pennsylvania Department of Environmental Protection for the violations alleged in the May 27, 1997 and first July 1998 NOVs. In addition, the Company has made equipment and other upgrades and adjustments at an estimated cost of $2.5 million to address opacity and fugitive emission issues. The Company is assessing its legal arguments and defenses and other mitigating factors and, therefore, is unable at this time to predict the ultimate liability that may be associated with these matters.

         In April 1998, the Company entered into a Consent Order with the U.S. EPA under which the Company is required to undertake confirmatory sampling at six of the seven areas identified by the U.S. EPA as "solid waste management units" ("SWMUs") at the Kosmosdale cement plant. Should the sampling indicate that no hazardous constituents of concern are at the SWMUs or that there does not appear to be a threat to human health or the environment from such constituents, the U.S. EPA will provide a "no further action determination." If hazardous constituents are present at levels of concern at any of the SWMUs, the Consent Order provides a mechanism under which the U.S. EPA can require in-depth investigation and an analysis of whether remediation is necessary at any such SWMUs. However, the Consent Order itself does not require remediation or provide a mechanism for remediation or require any payment by the Company to the U.S. EPA. At this juncture, there is no basis for determining the likelihood of a material contingency arising from this matter.

         Aggregates Acquisitions - During 1997, the Company assumed $6.6 million in estimated environmental liabilities related to three aggregates acquisitions. The liabilities relate to estimated environmental cleanup, containment and compliance matters including waste lime, coal ash and kiln brick issues, wetland considerations, underground and above ground storage tank removal and other environmental matters related to the acquired properties.

         Import Competition - In response to the surge of unfairly priced imports, groups of U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in subsequent years, against imports from Japan and Venezuela. Based upon affirmative final determinations of the International Trade Commission and the Department of Commerce ("DOC"), an antidumping order was imposed against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, the DOC suspended antidumping and countervailing duty investigations of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to revise their prices to eliminate the dumping of gray portland cement and clinker from Venezuela into the U.S. and
(ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers. Legislation passed by the U.S. Congress in December 1994 requires the initiation of "sunset" reviews of the antidumping orders prior to January 2000 to determine whether these antidumping orders and the suspension agreement should terminate or remain in effect.

         A substantial reduction or elimination of the existing antidumping duties as a result of adverse rulings on appeals, future administrative reviews, sunset reviews, currency devaluation or any other reason, or an influx of low-priced cement from countries not subject to antidumping orders, could materially adversely affect the Company's results of operations. U.S. imports of foreign cement began to increase in the mid-1990's as U.S. cement consumption began its recovery. The Portland Cement Association has estimated that imports represented approximately 18% of U.S. consumption in 1997 as compared with approximately 16% in both 1996 and 1995. During this recent period of strong demand, however, and as a result of outstanding antidumping orders and the suspension agreement, the prices of cement imports have risen. Unlike the imports during the 1980's, most of the current imports have played a supplementary rather than a disruptive role.

         Year 2000 Compliance - The Company, like most entities relying on automated data processing, is faced with the task of modifying systems to become Year 2000 compliant. To determine the Company's current exposure, corporate personnel, along with an outside consulting firm specializing in Year 2000 problems, conducted a formal assessment to quantify the task of becoming compliant. Based on the information available to date, the Company estimates the incremental cost to achieve Year 2000 compliance will be approximately $1.5 million to $2.0 million over the cost of normal software upgrades and replacements during 1998 and 1999. The costs of achieving Year 2000 compliance will be charged against earnings as incurred. No assurances can be given, however, that these estimates and total Year 2000 compliance can be achieved; and actual results could differ materially from the Company's plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and correct all relevant computer codes, and the significant degree of interdependence with third party suppliers, service providers and customers.

         Kosmos Joint Venture Severance Tax Audit - In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos Cement Company ("Kosmos"), a partnership operated and 75% owned by the Company, for severance tax payments related to limestone mined at the Kosmosdale cement plant. The total assessment, which is being contested by Kosmos, is approximately $3.7 million, including penalty and interest. A substantial portion of the severance tax relates to limestone mined specifically for use by a local electric utility company which is contractually liable for severance taxes on limestone provided to it under a processing and supply agreement. A preliminary meeting was held with the Kentucky Revenue Cabinet in January 1998 to discuss the disputed assessments. Discussions are still in the preliminary stages, however, and the Company is unable to evaluate whether an unfavorable outcome is either probable or remote. For the amounts not paid by the local electric utility, the Company would indirectly bear 75% of any settlement and legal costs through its ownership interest in Kosmos.

         Claims for Indemnification - The Company has been notified by Energy Development Corporation ("EDC"), the 1989 purchaser of the Company's then oil and gas subsidiary, Pelto Oil Company ("Pelto"), that EDC was exercising its indemnification rights under the 1989 stock purchase for Pelto with respect to orders issued by the Mineral Management Service ("MMS") of the Department of the Interior ("DOI") asserting that two separate gas contract settlement payments made to Pelto prior to its purchase by EDC were royalty bearing. By letter dated March 10, 1998, the MMS advised that it was withdrawing its royalty claim in the amount of $1.35 million on one of the settlement payments, without prejudice to possible reassertion at a later date, as a result of an injunction issued in July 1997 in favor of the current owner of Pelto. The Company also disagrees with MMS' preliminary determinations of royalty underpayment, in an amount unspecified, on the second gas contract settlement payment of $5.9 million. However, if the determinations as to the payments to Pelto are ultimately upheld, the Company could have liability for royalties, plus late payment charges which amounts are not currently determinable. Such expenditures would result in a charge to discontinued operations.

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

         In late 1994 and the first quarter of 1995, the Company became aware of the historic soil and groundwater contamination at its former Allworth, Alabama hazardous waste processing facility. Although the Company conveyed the Allworth facility to Nortru, Inc. in April 1995, the Company retained existing liability relating to soil and groundwater contamination at the facility and agreed to remediate the contamination to the extent required by law.

         The Company has undertaken the first phase of investigation of the contamination at the facility, through a qualified consultant and preliminary reports indicate that there is some contamination of the groundwater. The Company's consultant has not yet determined the scope of the contamination, nor has it been determined whether any cleanup will be required. Accordingly, it is not possible to determine if the Company's loss exposure is material. The Company has files a lawsuit against the former owner of the facility. The claims against the prior owner and other potentially responsible parties could significantly reduce or eliminate the Company's loss exposure.

         Other - In addition to those matters separately disclosed above, the Company has incurred in the ordinary course of business certain other commitments and contingent liabilities including, among other things, being a named defendant in lawsuits related to various matters involving personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. These various commitments and contingent liabilities, in the judgment of management, do not involve more than 10% of current assets and will not result in losses which would materially affect its consolidated financial position. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that future charges for contingencies could, depending on their timing and magnitude, have a material adverse impact on the Company's results of operations or cash flows in a particular period.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not materially exceed the amounts accrued on the Company's books as of June 30, 1998 and will have no material adverse effect on the consolidated financial position of the Company.

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

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

              11      Statement of Computation of Per Share Earnings

              15 Independent Accountants' Letter re Unaudited Interim Financial Information

              27.1 Financial Data Schedule - Six months ended June 30, 1998 and Restated Financial Data Schedule for the quarterly period ended March 31, 1998

              27.2 Financial Data Schedule - Restated Financial Data Schedule for the quarterly periods ended March 31 and June 30, 1997, respectively

              27.3 Financial Data Schedule - Restated Financial Data Schedule for the quarterly periods ended March 31 and June 30, 1996, respectively

              27.4 Financial Data Schedule - Restated Financial Data Schedule for the years ended December 31, 1996 and 1997, respectively

              99.1 Amendment Number Four to the Third Amended and Restated Credit Agreement, dated as of August 6, 1997, among the Company, Wells Fargo Bank, N.A.; Societe Generale, Southwest Agency; The Bank of Nova Scotia; Credit Suisse First Boston; Credit Agricole Indosuez; an affiliate of Canadian Imperial Bank of Commerce; Bank Paribas and BankBoston, N.A.

              99.2 Agreement dated May 1, 1998 by and between the Company and the Cement, Lime, Gypsum and Allied Workers Division, International Brotherhood of Boilermakers, Iron Builders, Blacksmiths, Forgers and Helpers, AFL-CIO, Local Union D23

              99.3 Agreement dated May 1, 1998 by and between the Company and the Cement, Lime, Gypsum and Allied Workers Division, International Brotherhood of Boilermakers, Iron Builders, Blacksmiths, Forgers and Helpers, AFL-CIO, Local Union D480

              99.4 Agreement dated March 1,1998 by and between the Company and the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and Allied Workers Division, Local Lodge D-357

(b)      Reports on Form 8-K

         On April 10, 1998, the Company filed a Current Report on Form 8-K/A reporting certain changes to the Merger Agreement between the Company and Medusa Corporation.

         On June 18, 1998, an Item 5 Current Report on Form 8-K was filed reporting the June 2, 1998 resignation of Ronald Tutor from the Board of Directors of the Company.

         On July 15, 1998, the Company filed a Current Report on Form 8-K reporting the conclusion of the previously reported merger transaction with Medusa Corporation and the results of matters submitted to a vote of the shareholders of the Company at its Annual Meeting on June 19, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SOUTHDOWN, INC.
                                                 (Registrant)



Date:  August 14, 1998             By:           DENNIS M. THIES
                                      ------------------------------------
                                                 Dennis M. Thies
                                         Executive Vice President-Finance
                                           and Chief Financial Officer
                                          (Principal Financial Officer)



Date:  August 14 , 1998           By:             ALLAN KORSAKOV
                                                  Allan Korsakov
                                       Vice President and Corporate Controller
                                             (Principal Accounting Officer)