Form 10-Q
period 1998-09-30
SOUTHDOWN INC
filed 1998-11-12
CIK 313058

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________


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

           At October 31, 1998 there were 38.5 million common shares outstanding.



================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                                                        PAGE
                                                                                                         NO.
                                                                                                         ---
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              September 30, 1998 and December 31, 1997                                                    1

            Statement of Consolidated Earnings
              Three and Nine Months ended September 30, 1998 and 1997                                     2

            Statement of Consolidated Cash Flows
              Nine Months ended September 30, 1998 and 1997                                               3

            Statement of Consolidated Revenues and Operating Earnings
              by Business Segment
              Three and Nine Months ended September 30, 1998 and 1997                                     4

            Statement of Consolidated Shareholders' Equity
              Nine Months ended September 30, 1998                                                        5

           Statement of Consolidated Comprehensive Income
              Three and Nine Months ended September 30, 1998 and 1997                                     5

            Notes to Consolidated Financial Statements                                                    6

            Independent Accountants' Review Report                                                       17

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  18


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                            36

Item 6.     Exhibits and Reports on Form 8-K                                                             36

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                             (IN MILLIONS)
                                                                     ------------------------------
                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1998              1997
                                                                     ------------      ------------

ASSETS

Current assets:
    Cash and cash equivalents                                        $      105.8      $       98.9
    Short-term investments                                                                      4.0
    Accounts and notes receivable, less allowance for doubtful
         accounts of $4.9 and $5.0                                          151.6             108.5
    Inventories (Note 6)                                                     98.7              97.2
    Prepaid expenses and other                                               15.6              17.6
                                                                     ------------      ------------
         Total current assets                                               371.7             326.2
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $669.4 and $630.9                         808.3             770.2
Goodwill                                                                    102.1             116.1
Other long-term assets                                                       67.8              63.7
                                                                     ------------      ------------
                                                                     $    1,349.9      $    1,276.2
                                                                     ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                             $        0.7      $       13.6
    Accounts payable and accrued liabilities                                160.3             120.5
                                                                     ------------      ------------
         Total current liabilities                                          161.0             134.1
Long-term debt                                                              167.4             187.0
Deferred income taxes                                                       131.6             127.6
Minority interest in consolidated joint venture                              28.8              27.7
Long-term portion of postretirement benefit obligation                       93.6              96.1
Other long-term liabilities and deferred credits                             31.8              28.8
                                                                     ------------      ------------
                                                                            614.2             601.3
                                                                     ------------      ------------
Shareholders' equity:
    Common stock, $1.25 par value (Note 8)                                   49.4              51.4
    Capital in excess of par value                                          356.0             352.0
    Reinvested earnings                                                     378.2             386.1
    Unearned restricted common shares                                        --                (8.8)
    Currency translation adjustment                                          (1.6)             (1.2)
    Treasury stock, at cost                                                 (46.3)           (104.6)
                                                                     ------------      ------------
                                                                            735.7             674.9
                                                                     ------------      ------------
                                                                     $    1,349.9      $    1,276.2
                                                                     ============      ============

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                ------------------------------------------------
                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                ----------------------    ----------------------
                                                                  1998         1997         1998          1997
                                                                ---------    ---------    ---------    ---------
Revenues                                                        $   341.4    $   316.3    $   884.0    $   814.9
                                                                ---------    ---------    ---------    ---------

Costs and expenses:
  Operating                                                         198.2        190.9        546.7        522.7
  Depreciation, depletion and amortization                           16.6         16.0         53.1         46.9
  Selling and marketing                                               5.9          6.2         20.2         18.2
  General and administrative                                         14.8         15.0         50.8         47.5
  Acquisition (credit) charge (Note 2)                               (4.0)        --           78.9         --
  Other income, net                                                  (1.1)        (5.1)        (6.6)        (8.8)
                                                                ---------    ---------    ---------    ---------
                                                                    230.4        223.0        743.1        626.5
                                                                ---------    ---------    ---------    ---------

Earnings from continuing operations before interest,
   income taxes and minority interest                               111.0         93.3        140.9        188.4
Interest, net of amounts capitalized                                 (4.1)        (4.2)       (13.3)       (10.7)
                                                                ---------    ---------    ---------    ---------
Earnings from continuing operations before income taxes
   and minority interest                                            106.9         89.1        127.6        177.7
Income tax expense                                                  (32.0)       (29.2)       (58.5)       (59.7)
                                                                ---------    ---------    ---------    ---------
                                                                     74.9         59.9         69.1        118.0
Earnings from continuing operations before minority interest
Minority interest, net of income taxes                               (1.8)        (1.9)        (3.4)        (3.5)
                                                                ---------    ---------    ---------    ---------
Earnings from continuing operations                                  73.1         58.0         65.7        114.5
Loss from discontinued operations, net of
   income taxes (Note 4)                                             (1.6)        --           (1.6)        --
                                                                ---------    ---------    ---------    ---------
Net earnings                                                    $    71.5    $    58.0    $    64.1    $   114.5
                                                                =========    =========    =========    =========
Dividends on preferred stock (Note 8)                           $      --      $    --    $      --    $     2.5
                                                                =========    =========    =========    =========
Earnings attributable to common stock                           $    71.5    $    58.0    $    64.1    $   112.0
                                                                =========    =========    =========    =========

Earnings (loss) per common share:
  Basic
     Earnings from continuing operations                        $    1.90    $    1.56    $    1.72    $    3.08
     Loss from discontinued operations, net of income taxes         (0.04)       --           (0.04)       --
                                                                ---------    ---------    ---------    ---------
                                                                $    1.86    $    1.56    $    1.68    $    3.08
                                                                =========    =========    =========    =========
  Diluted
     Earnings from continuing operations                        $    1.88    $    1.48    $    1.69    $    2.92
     Loss from discontinued operations, net of income taxes         (0.04)       --           (0.04)       --
                                                                ---------    ---------    ---------    ---------
                                                                $    1.84    $    1.48    $    1.65    $    2.92
                                                                =========    =========    =========    =========
Average shares outstanding:
  Basic                                                              38.4         37.1         38.1         36.4
                                                                =========    =========    =========    =========
  Diluted                                                            38.9         39.1         38.8         39.2
                                                                =========    =========    =========    =========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                                                (IN MILLIONS)
                                                                                         ----------------------------
                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                         ----------------------------
                                                                                               1998            1997
                                                                                         ------------    ------------
Operating activities:
    Earnings from continuing operations                                                  $       65.7    $      114.5
    Adjustments to reconcile earnings from continuing operations to cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                                                53.1            46.9
         Deferred income tax expense                                                              4.0            10.1
         Amortization of debt issuance costs                                                      0.6             0.6
         Other non-cash charges                                                                   8.9             2.5
         Changes in operating assets and liabilities                                             (9.1)          (33.7)
         Other adjustments                                                                        3.8             2.9
    Net cash provided by (used in) discontinued operations                                        0.1            (0.9)
                                                                                         ------------    ------------
Net cash provided by operating activities                                                       127.1           142.9
                                                                                         ------------    ------------
Investing activities:
    Additions to property, plant and equipment                                                  (75.3)          (73.6)
    Acquisitions, net of cash acquired                                                           (6.9)          (42.8)
    Purchase of short-term investments                                                           (3.9)           (3.0)
    Maturity of short-term investments                                                            7.9            11.8
    Proceeds from asset sales                                                                     5.7             4.8
    Other investing activities                                                                    1.0             2.1
                                                                                         ------------    ------------
Net cash used in investing activities                                                           (71.5)         (100.7)
                                                                                         ------------    ------------
Financing activities:
    Additions to long-term debt                                                                  30.9            31.5
    Reductions in long-term debt                                                                (63.5)           (6.9)
    Purchase of treasury stock                                                                   (0.9)          (41.0)
    Dividends                                                                                   (13.6)          (18.1)
    Distributions to minority interest                                                           (4.0)           (4.8)
    Other financing activities                                                                    2.4            (2.1)
                                                                                         ------------    ------------
Net cash used in financing activities                                                           (48.7)          (41.4)
                                                                                         ------------    ------------
Net increase in cash and cash equivalents                                                         6.9             0.8
Cash and cash equivalents at beginning of period                                                 98.9            70.4
                                                                                         ------------    ------------
Cash and cash equivalents at end of period                                               $      105.8    $       71.2
                                                                                         ============    ============

    Cash payments for income taxes totaled $29.1 million and $32.7 million in the nine months of 1998 and 1997, respectively. Interest paid, net of amounts capitalized, was $17.7 million and $13.4 million in the nine month year-to-date 1998 and 1997 periods, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

            STATEMENT OF CONSOLIDATED REVENUES AND OPERATING EARNINGS
                               BY BUSINESS SEGMENT

                                   (UNAUDITED)


                                                                           (IN MILLIONS)
                                                         -------------------------------------------------
                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                         ---------------------       ---------------------
                                                          1998          1997          1998          1997
                                                         -------       -------       -------       -------
Contributions to revenues:
    Cement
         Sales to customers                              $ 242.5       $ 224.2       $ 610.0       $ 563.3
         Freight to customers and other                     12.9          12.3          32.3          32.2
                                                         -------       -------       -------       -------
             Total cement revenues                         255.4         236.5         642.3         595.5
    Concrete products                                       61.0          62.8         178.1         181.0
    Aggregates                                              42.5          33.9         112.5          86.8
    Intersegment sales                                     (17.5)        (16.9)        (48.9)        (48.4)
                                                         -------       -------       -------       -------
                                                         $ 341.4       $ 316.3       $ 884.0       $ 814.9
                                                         =======       =======       =======       =======
Contributions to earnings before interest, income
    taxes and minority interest:
      Operating profit
         Cement (1)                                      $ 104.4        $ 92.0       $ 223.6       $ 197.9
         Concrete products                                   4.8           4.3          12.2           7.8
         Aggregates                                          9.1           7.0          18.7          15.9
                                                         -------       -------       -------       -------
                                                           118.3         103.3         254.5         221.6
      Corporate overhead                                   (11.3)        (10.0)        (34.7)        (33.2)
      Acquisition credit (charge) (Note 2)                   4.0          --           (78.9)         --
                                                         -------       -------       -------       -------
                                                         $ 111.0        $ 93.3       $ 140.9       $ 188.4
                                                         =======       =======       =======       =======



-----------
(1) Minority interest in earnings of consolidated joint venture is presented as a separate line item, net of tax, rather than being deducted as a component of the cement segment. There have been no material changes in total assets by segment as disclosed in the December 31, 1997 financial statements. Identifiable segment assets as of September 30, 1998 are as follows:

                                                               (IN MILLIONS)
                                                            SEPTEMBER 30, 1998
                                                            ------------------
         Identifiable assets:
              Cement                                          $     873.7
              Concrete Products                                     131.0
              Aggregates                                            131.4
              Other                                                 213.8
                                                              -----------
                                                              $   1,349.9
                                                              ===========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                                             (IN MILLIONS)
                                           ---------------------------------------------------------------------------------------
                                                                                                           CUMULATIVE
                                              COMMON STOCK         CAPITAL                    UNEARNED      FOREIGN
                                           ------------------   IN EXCESS OF   REINVESTED    RESTRICTED     CURRENCY     TREASURY
                                           SHARES     AMOUNT      PAR VALUE     EARNINGS    COMMON STOCK   TRANSLATION     STOCK
                                           ------    --------      --------     --------      --------      --------      --------
Balance at December 31, 1997
   as previously reported                    24.7    $   30.9      $  300.4     $  199.2      $   --        $   --        $  (46.3)
Adjustment for pooling of interests          16.4        20.5          51.6        186.9          (8.8)         (1.2)        (58.3)
                                           ------    --------      --------     --------      --------      --------      --------
Balance at December 31, 1997                 41.1        51.4         352.0        386.1          (8.8)         (1.2)       (104.6)
Net earnings                                 --          --            --           64.1          --            --            --
Foreign currency translation adjustment      --          --            --           --            --            (0.4)         --
Dividends paid on common stock               --          --            --          (13.6)         --            --            --
Purchase of treasury stock                   --          --            --           --            --            --            (0.9)
Retirement of Medusa treasury stock
   at combination date                       (1.7)       (2.2)         --          (57.0)         --            --            59.2
Lapse of restrictions on restricted
   common stock                              --          --            --           --             8.8          --            --
Exercise of stock options                     0.1         0.2           4.0         (1.4)         --            --            --
                                           ------    --------      --------     --------      --------      --------      --------
Balance at September 30, 1998                39.5    $   49.4      $  356.0     $  378.2      $   --        $   (1.6)     $  (46.3)
                                           ======    ========      ========     ========      ========      ========      ========


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                    (IN MILLIONS)
                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                      SEPTEMBER 30,              SEPTEMBER 30,
                                 ------------------------   ------------------------
                                    1998          1997         1998          1997
                                 ----------    ----------   ----------    ----------

Net income                       $     71.5    $     58.0   $     64.1    $    114.5
Foreign currency translation
   adjustments, net of tax             (0.3)         --           (0.4)         --
                                 ----------    ----------   ----------    ----------
Comprehensive income             $     71.2    $     58.0   $     63.7    $    114.5
                                 ==========    ==========   ==========    ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         This quarterly report presents the following unaudited financial statements of Southdown, Inc. and subsidiary companies (the "Company"):

         -  The Consolidated Balance Sheet at September 30, 1998

         - The Statements of Consolidated Earnings, Consolidated Cash Flows, Consolidated Revenues and Operating Earnings by Business Segment, and Consolidated Comprehensive Income for the three and nine months ended September 30, 1998 and 1997, and

         - The Statement of Consolidated Shareholders' Equity for the nine months ended September 30, 1998.

               On June 30, 1998, the Company concluded its merger transaction with Medusa Corporation ("Medusa"). Medusa became a 100% owned subsidiary of the Company at that time. The transaction was treated as a "pooling of interests" rather than a purchase of one company by another. A pooling of interests accounts for a business combination as the uniting of the ownership interests of companies by an exchange of stock. All prior period consolidated financial statements presented provide the combined results of operations, financial position and cash flows of the Company and Medusa. The combined financial results presented also include adjustments to conform the historical accounting policies of Medusa to those of the Company. The financial statements presented in this report were not audited.

         Two significant differences between Medusa's and the Company's accounting policies were the way Medusa valued its inventory at the end of interim quarters and the way Medusa accounted for certain expenses. Other than at the end of a year, Medusa used standard cost estimates predetermined by management to value its inventory. At year-end, Medusa charged or credited to cost of goods sold any difference between the inventory valued at this standard cost method and the actual cost of inventory. Medusa also recorded scheduled shutdown and certain other major repair costs that benefited two or more interim quarters as assets called prepaid maintenance costs. Medusa amortized these costs over the remainder of the year.

         To conform these differences to the Company's accounting policies, the consolidated balance sheet as of September 30, 1998 and consolidated statements of earnings for the three and nine months ended September 30, 1998 and September 30, 1997 (i) report quarterly results based on actual costs, (ii) value end of the period inventory at actual cost, and (iii) charge all maintenance costs to operating costs as incurred. The use of the different interim cost accounting methods has no effect on the December 31, 1997 financial statements, because Medusa reported inventories at actual cost at the end of each year and completely amortized all prepaid maintenance costs by the end of each year.

         A large percentage of Medusa's planned annual maintenance shutdowns typically occurred in the first half of the year. As a result, in the earlier part of the year, Medusa's actual cost was generally significantly higher than the amounts it had recorded under its standard cost accounting method. To reflect this higher cost, the adjustment from standard cost to actual cost at September 30 increased the value of the end of period inventory and increased the charge to cost of goods sold. This adjustment was necessary to properly reflect the end of the period inventory for both companies on the same basis. The adjustment at September 30 also eliminated all of Medusa's deferred shutdown and maintenance costs.

         The revenues and results of operations for the separate companies and the combined amounts included in the consolidated financial statements for the comparative periods of the prior year are presented below:

                                                        (IN MILLIONS)
                                      -------------------------------------------------
                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                      SEPTEMBER 30, 1997             SEPTEMBER 30, 1997
                                      ---------------------       ---------------------

         Revenues
              Southdown                   $    199.2                       $   537.8
              Medusa                           117.1                           277.1
                                          ----------                       ---------
                  Combined                $    316.3                       $   814.9
                                          ==========                       =========

         Net earnings
              Southdown                   $     32.5                       $    71.3
              Medusa                            25.5                            43.2
                                          ----------                       ---------
                  Combined                $     58.0                       $   114.5
                                          ==========                       =========

         This report presents extracts from the Consolidated Balance Sheet at December 31, 1997 drawn from the December 31, 1997 audited financial statements of the Company and Medusa. This report does not include all disclosures required by generally accepted accounting principles. The reader should also review the 1997 consolidated financial statements and the notes to those statements included in both the Company's and Medusa's Annual Reports on Form 10-K.

         It is management's opinion that the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis. Management also believes that all such adjustments are of a normal recurring nature. The interim statements for the period ended September 30, 1998 do not necessarily indicate what the Company's results will be for the full year. The Company reclassified certain data from the prior year to make it easier to compare both years.

NOTE 2 - MEDUSA MERGER:

         On June 30, 1998, Medusa became a wholly-owned subsidiary of the Company. The Medusa merger converted each outstanding Medusa common share into the right to receive .88 shares of Company common stock. The Company issued approximately 14.7 million shares of its common stock for all of the outstanding common stock of Medusa. The Medusa merger also converted Medusa's outstanding employee stock options the same way, so these Medusa options became options to purchase approximately 522,000 shares of Company common stock. The exchange of Medusa shares and options for Company shares and options was tax-free. The Company accounted for the merger as a pooling of interests as allowed by Accounting Principles Board Opinion No. 16, "Business Combinations."

         For comparative purposes, the revenues and results of operations, excluding the second quarter of 1998 charge for direct and other merger related transaction costs, for the separate companies and the combined amounts for the current year period prior to the consummation of the combination are presented below:

                                       (IN MILLIONS)
                                      ----------------
                                      SIX MONTHS ENDED
                                       JUNE 30, 1998
                                      ----------------

         Revenues
              Southdown                 $     357.9
              Medusa                          184.7
                                        -----------
                  Combined              $     542.6
                                        ===========

         Net earnings
              Southdown                 $      47.4
              Medusa                           19.1
                                        -----------
                  Combined              $      66.5
                                        ===========


         The Company recorded second quarter charges to operating expenses totaling $82.9 million ($73.9 million after taxes, or $1.90 per common share) for direct and other merger related transaction costs including severance related costs, investment bankers, attorneys, accountants, financial printing, anticipated closure of duplicate facilities and incompatible business activities. A significant portion of the severance costs accrued was related to certain performance based restricted stock grants that had been awarded to Medusa executive officers. Severance cost related to these restricted stock awards was estimated based on the market price of the Company's common stock as of the June 30, 1998 merger date. Because the market price of the Company's common stock, like that of many other companies' common stock, declined between the merger date and the August 1998 date the restrictions on the stock awards actually lapsed, the cost of Medusa executive severance was less than originally estimated. Accordingly, the Company recorded a third quarter 1998 credit of $6.7 million to estimated severance expense. On the other hand, the Company revised upward its initial estimate of other merger transaction and closure costs. The net effect was a $4.0 million third quarter 1998 reduction in estimated transaction costs. At September 30, 1998, current liabilities related to these charges were $13.6 million. Details of the merger related costs are as follows:

                                                                       (IN MILLIONS)
                                            -----------------------------------------------------------------
                                              ACCRUED                                               CURRENT
                                              MERGER             AMOUNTS                            BALANCE
                                              COSTS               PAID           ADJUSTMENTS       AT 9/30/98
                                            ---------           ---------         --------         ----------
         Merger transaction costs and
              professional fees             $    18.4           $    18.6         $    0.9         $     0.7
         Severance costs                         54.3                46.5             (6.7)              1.1
         Closure costs                           10.2                 0.2              1.8              11.8
                                            ---------           ---------         --------         ---------
                  Total                     $    82.9           $    65.3         $   (4.0)        $    13.6
                                            =========           =========         ========         =========


         In addition, the Company recorded charges to conform the accounting practices of Medusa to those of the Company. A reconciliation of previously reported Medusa net earnings for the three and nine months ended September 30, 1997 to the adjusted amounts presented in this report is as follows:

                                                              (IN MILLIONS)
                                              ---------------------------------------------
                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30, 1997         SEPTEMBER 30, 1997
                                              ---------------------   ---------------------

     Net earnings
         Medusa under standard cost                $    23.8                 $    43.9
         Conforming accounting adjustment                1.7                      (0.7)
                                                   ---------                 ---------
         Medusa as adjusted                        $    25.5                 $    43.2
                                                   =========                 =========


         As described in Note 1 of Notes to Consolidated Financial Statements, the adjustments relate primarily to Medusa's use of standard cost accounting for inventory. Because the use of the standard cost method of valuing inventory impacts only interim reporting periods, there are no differences in previously reported Medusa assets and net earnings for the full year ended December 31, 1997.

NOTE 3 - NEW ACCOUNTING STANDARDS:

         Effective January 1, 1998, the Company adopted two new Statement of Financial Accounting Standards: Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Company elected to report the components of comprehensive income in a separate Statement of Consolidated Comprehensive Income. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in interim and annual financial statements. Operating segments is the accounting term for "lines of business." The Company's reporting of information about its operating segments already conformed with SFAS No. 131 prior to adopting this new standard. Medusa, which adopted SFAS No. 131 in 1997, had two reportable segments, cement and aggregates. After the merger, the Company's aggregates operations, which were previously included in the concrete products segment, are now included in the aggregates segment along with the aggregates operations of Medusa. Adoption of these two new standards had no material effect on the Company's consolidated results of operations, financial position, cash flows or financial statement disclosures.

         In February 1998, the Financial Accounting Standard Board ("FASB") issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132, which revises employers' disclosures about pension and other postretirement benefits, but does not change the measurement or recognition of those plans, became effective for periods ending after December 15, 1997. This statement will have no effect on the Company's 1998 results of operations, but management is currently considering if the statement will require any additional disclosures in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). A derivative is a financial instrument that takes or "derives" its value from the value of some other financial instrument. SFAS No. 133 requires that a company recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Fair value is the amount for which an object would currently change hands between a willing buyer and an independent willing seller. SFAS No. 133 is effective for years beginning after June 15, 1999. The Company held no derivative financial instruments during 1997 or 1998.

NOTE 4 - LOSS FROM DISCONTINUED OPERATIONS:

         In late 1994 and the first quarter of 1995, the Company became aware of some soil and groundwater contamination at or near its former Alabama hazardous waste processing facility. Although the Company sold the Alabama facility to Nortru, Inc. in April 1995, the Company agreed to keep some liability for soil and groundwater contamination at the facility prior to that time and has agreed to remediate this contamination to the extent required by law. The Company hired a qualified consultant to conduct the investigation of the contamination at the facility. The Company's consultant has only preliminarily determined the scope of the contamination and is assessing whether any cleanup will be required. Accordingly, it is not yet possible to determine the amount of the Company's loss exposure with any degree of certainty.

         As a result of the consultant's preliminary report, the Company increased the amount reserved to resolve this matter by recording an additional $2.4 million expense ($1.6 million, after-tax) in the third quarter of 1998. This brought the total reserve up to $4.2 million to cover the currently estimated cost of investigating the amount of contamination present, conducting a ten year monitored remediation program and pursuing the claim against the prior owner and other potentially responsible parties. Because the Company discontinued its hazardous waste disposal business in 1994, the charge is reflected as a "loss from discontinued operations, net of income taxes" on the Company's Statement of Consolidated Earnings. The Company has filed a lawsuit against the former owner of the facility. The claims against that former owner and other potentially responsible parties could significantly reduce or eliminate the Company's loss exposure.

NOTE 5 - EARNINGS PER SHARE:

         In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128, which simplifies the standards for computing and presenting earnings per share, became effective for periods ending after December 15, 1997. This report restates previously reported earnings per share to conform to the new standard. Earnings used to compute basic per share earnings for the nine months ended September 30, 1997 were net of preferred stock dividends of approximately $2.5 million. There is no preferred stock outstanding in 1998. The report presents basic earnings per share using the average number of common shares outstanding in each of the nine-month periods ending September 30, 1998 and 1997. Diluted earnings for 1998 and 1997 assume the dilutive impact of stock options. For 1997, diluted earnings also assume all outstanding shares of preferred stock are converted into common stock.

NOTE 6 - INVENTORIES:

                                         (UNAUDITED, IN MILLIONS)
                                    -----------------------------------
                                     SEPTEMBER 30,        DECEMBER 31,
                                         1998                 1997
                                    --------------      ---------------
          Finished goods                      31.2                 33.6
          Work in progress                    12.3                 10.8
          Raw materials                        8.2                  8.4
          Supplies                            47.0                 44.4
                                    --------------      ---------------
                                              98.7                 97.2
                                    ==============      ===============


         Inventories stated on the LIFO method were $42.2 million of total inventories at September 30, 1998 and $44.8 million of total inventories at December 31, 1997 compared with current costs of $61.1 million at September and $63.7 million at December 31.

NOTE 7 - LONG-TERM DEBT:

         In May 1998, the Company amended its $200 million revolving credit facility to permit (i) the Medusa merger, (ii) assumption of the existing indebtedness of Medusa of up to $100 million, and (iii) the guarantee of a $15 million lease obligation associated with the Medusa merger. The Company also obtained from its bank group a release of the bank group's liens on the collateral security, including the security interest in five of the Company's cement plants and the Company's interest in the Kosmos joint venture.

         In early June 1998, Medusa reduced the borrowing capacity under its unsecured, five-year revolving credit facility from $180 million to the $40 million then outstanding. The Company paid off the outstanding balance on the Medusa credit facility on June 30, 1998. There were no amounts outstanding on Medusa's unsecured $25 million bank lines of credit at June 30, 1998. Medusa's bank group cancelled both credit facilities as of June 30, 1998.

         The Company's revolving credit facility that matures in June 2002. The credit facility permits the issuance of up to $95 million in standby letters of credit in lieu of borrowings. As of September 30, 1998, the Company had $67.0 million in letters of credit outstanding under this facility, but no borrowings, leaving $133.0 million available. The revolving credit facility limits the Company's additional indebtedness, but allows the Company to borrow up to $75 million, as well as certain other amounts, from other lenders.

         Under the revolving credit facility, the Company must maintain the following financial ratios: (i) leverage ratio (funded debt compared with consolidated earnings before interest, tax and depreciation), (ii) minimum current ratio (current assets compared with net current liabilities), and (iii) free cash flow ratio (free cash flow compared with the sum of interest, dividends, current tax provision and current portion of funded debt). In addition, the Company must maintain a minimum tangible net worth (shareholders' equity minus intangible assets such as goodwill).

         Under the terms of the Company's 10% Senior Subordinated Notes Indenture, the Company may borrow up to $255 million under bank credit facilities, plus $50 million of additional debt and certain other additional amounts. That indenture also limits "Purchase Money Obligations" and/or "Capitalized Lease Obligations" to not more than $25 million at any one time and restricts, among other things, certain sales of assets, certain mergers and consolidations, dividends and distributions and redemptions and repurchases of equity securities. Under the indenture, the Company may borrow more than those amounts if the Company's consolidated fixed charge coverage ratio is more than
2.25 to 1. The fixed charge coverage ratio is the ratio of after tax earnings, excluding interest charges, to the amount of interest due on all indebtedness. As of September 30, 1998, the Company's consolidated fixed charge coverage ratio was significantly higher than 2.25 to 1.

         The Company is in compliance with the revolving credit facility and indenture ratios and covenants. Generally, the revolving credit facility is more restrictive than the indenture and would limit the Company's additional borrowings before covenants in the indenture would impede the Company's ability to incur additional debt.

NOTE 8 - CAPITAL STOCK:

     COMMON STOCK

         At September 30, 1998, the Company had issued a total of approximately
39.5 million shares of common stock, of which approximately 38.3 million shares were outstanding and the rest were held as treasury shares. As part of the Medusa merger, the Company issued approximately 14.7 million shares of common stock (see Note 2 of Notes to Consolidated Financial Statements).

     PREFERRED STOCK REDEEMABLE AT ISSUER'S OPTION

         Series D Preferred Stock - The Company had approximately 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D ("Series D Preferred Stock") outstanding at June 30, 1997. The Company converted all of the Series D Preferred Stock into common stock during the third quarter of 1997. Dividends paid on the Series D Preferred Stock before the stock was converted were approximately $2.5 million during the nine-month period ended September 30, 1997.

NOTE 9 - CONTINGENCIES:

         The Company may incur commitments and contingent liabilities in the normal course of business. Some examples include (i) personal injury lawsuits,
(ii) indemnity and other hold harmless agreements, (iii) environmental remediation liabilities, (iv) product liability claims, and (v) claims by disgruntled employees. The total of various existing commitments and contingent liabilities, in the judgment of management, is less than 10% of consolidated current assets (which were $371.7 million as of September 30, 1998 and $326.2 million as of December 31, 1997). Management believes there is little risk that losses from existing commitments and contingencies would materially affect the Company's consolidated balance sheet. The Company's results of operations, however, vary considerably with construction activity and other factors. It is at least reasonably possible, therefore, that charges for contingencies in the future could, if they were large relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

         See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 10 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The Company's independent public accountants reviewed the unaudited financial information presented in this report. They conducted a limited review and not an audit of the financial information in accordance with generally accepted auditing standards such as they perform in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of September 30, 1998 and for the nine months then ended follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS

         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of September 30, 1998, and the related consolidated statements of earnings and cash flows for the nine months ended September 30, 1998 and 1997 and the consolidated statement of shareholders' equity for the nine months ended September 30, 1998. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP
Houston, Texas
October 21, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion analyzes the Company's operations for the three and nine month periods ending September 30, 1998 and 1997 and the Company's overall financial condition at the end of the third quarter of 1998. To obtain a reference point and background information for the discussion that follows, the reader should also review the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 27 of the Company's 1997 Annual Report on Form 10-K and on pages 15 through 21 of Medusa's 1997 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     CONSOLIDATED THIRD QUARTER RESULTS

         Net earnings for the third quarter of 1998 were $71.5 million, $1.84 per share, including a $4.0 million reduction in estimated merger related transaction costs and an after tax loss of $1.6 million, $0.04 per share, from discontinued operations. In the third quarter of 1997, the Company reported net earnings of $58.0 million or $1.48 per share.

         The reduction in the estimated merger related transaction costs is primarily attributable to the lower cost of certain severance payments which were tied to the Company's stock price. In the third quarter the Company finalized severance payments to certain former executive officers of Medusa and further refined the estimates of certain other transaction costs related to the combination of Medusa and the Company. The market price of the Company's common stock, along with the market prices of the common stock of many other publicly traded companies, declined significantly after June 30, 1998 when the Medusa merger closed. A considerable portion of the severance amounts paid to displaced Medusa executive officers depended on the value of the common stock at the time of the payment. Accordingly, a decline in the price of the Company's common stock resulted in lower severance costs.

         The second unusual transaction during the third quarter relates to the hazardous waste disposal business. The Company is no longer in that business, having made the decision in 1994 to discontinue all such operations. Nevertheless, as discussed in more detail in Note 4 of Notes to Consolidated

Financial Statements, if certain substances were disposed of or released at any of the Company's properties before the Company sold them, the Company may still be required to remedy the effect on the environment. The Company has learned of some soil and groundwater contamination at a hazardous waste disposal facility formerly owned by the Company in Alabama. The Company has agreed to remediate this contamination at the Alabama facility to the extent required by law. In the third quarter of 1998, the Company recorded an additional charge related to this facility of $2.4 million ($1.6 million, after-tax) to cover the estimated cost of investigating the amount of contamination present, conducting a ten year monitored remediation program and pursuing a claim against the prior owner of the facility and other potentially responsible parties. This charge is reported separately on the Company's Statement of Consolidated Earnings as "Loss from discontinued operations, net of income taxes."

         Excluding revisions to merger related costs, operating earnings for the quarter ended September 30, 1998 increased 15% over operating earnings for the same quarter of 1997. All three operating segments showed quarter-over-quarter improvements. Results might have been better but for weather problems which adversely impacted sales volumes and profits in the Southeast. In absolute dollars, the cement segment showed the largest improvement, rising 13% to $104.4 million in operating earnings for the third quarter of 1998 compared with $92.0 million in the comparable 1997 quarter. Excluding third quarter gains on sales of surplus real estate in both years ($0.6 million in the 1998 quarter and $2.0 million in the 1997 quarter), the concrete products segment showed the largest percentage improvement, increasing to $4.2 million in operating earnings compared with $2.3 million in operating earnings in the third quarter of 1997. The aggregates segment rose 30% to $9.1 million in operating earnings for the September 1998 quarter compared with $7.0 million in the September 1997 quarter.

         Corporate overhead expenses were higher in the third quarter of 1998 than in the comparable 1997 period because of higher corporate administration costs, consulting fees and travel expenses. The effective tax rate for the quarter ended September 30, 1998 is lower than the federal statutory rate of 35% because of the benefit garnered during the period as a result of an increase in the ratio of deductible merger related transaction costs relative to total estimated pretax income.

     CONSOLIDATED YEAR-TO-DATE RESULTS

         Consolidated year-to-date revenues and earnings for the comparable nine-month periods showed a trend similar to that of the three-month periods. Net earnings for the nine months ended September 30, 1998 were $64.1 million, $1.65 per share, including $78.9 million ($66.9 million after taxes, $1.72 per share) in merger related transaction costs and the $1.6 million charge for discontinued operations. Net earnings for the prior year period were $114.5 million, $2.92 per share. For the nine months ended September 30, cement segment operating earnings increased $25.7 million, or almost 13%, in 1998 compared with 1997. The concrete products segment earnings increased 56% to $12.2 million in 1998 from $7.8 million earned in the 1997 period. Earnings of the aggregates segment increased $2.8 million or almost 18% from 1997 to 1998. Year-to-date corporate overhead increased less than 5%, from $33.2 million in the 1997 period to $34.7 million in the 1998 period. Year-to-date interest expense for 1998 was higher than the 1997 year-to-date period, because of Medusa borrowings on its revolving credit facility during the first half of 1998 and because of lower 1998 capitalized interest. The year-to-date effective tax rate for the nine months ended September 30, 1998 is higher than both the federal statutory rate and the effective rate for the comparable 1997 period because of the non-deductibility for tax purposes of the majority of the merger related transaction costs. The effective tax rate for the remainder of 1998 should decline, as the relative impact of the non-deductible transaction costs becomes smaller compared with the year's results of operations.

SEGMENT OPERATING EARNINGS

     CEMENT

         Third Quarter - For the third quarter of 1998 compared with the same period of the prior year, a 4% increase in average cement prices and a 4% improvement in cement shipments resulted in a 13% increase in cement segment operating earnings. Per ton manufacturing and other plant operating costs for the comparable quarterly periods were essentially unchanged.

         Year-to-Date - For the first nine months of 1998, cement segment revenues increased 8% compared with the same period of the prior year. Cement segment operating earnings improved 13% over the first nine months of 1997. Cement sales volumes were 3% higher in the first nine months of 1998 than in the comparable period in 1997. Cement sales prices over those same two periods averaged 5% higher in 1998. The improvement in cement earnings would have been greater if not for slightly higher cement production costs. Year-to-date results also include a second quarter $1.6 million charge to increase the accrual for cement kiln dust remediation at the Charlevoix, Michigan cement plant.

         Sales volumes, average unit sales price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER  30,                      SEPTEMBER 30,
                                                 ---------------------------        ---------------------------
                                                    1998             1997              1998             1997
                                                 ---------        ----------        ---------        ----------

Tons of cement sold (thousands)                      3,351             3,231            8,482             8,225
                                                 =========        ==========        =========        ==========

Weighted average per ton data:
     Sales price (net of freight to customers)   $   72.35        $    69.43        $   71.92        $    68.49
     Manufacturing and other plant
         operating costs(1)                          41.52             41.24            45.93             44.83
                                                 ---------        ----------        ---------        ----------

     Margin                                      $   30.83        $    28.19        $   25.99        $    23.66
                                                 =========        ==========        =========        ==========

--------------
(1) Includes fixed and variable manufacturing costs, cost of purchased cement, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.

     CONCRETE PRODUCTS

         Third Quarter - Concrete segment operating earnings were $4.8 million in the third quarter 1998 compared with $4.3 million for the prior year quarter. These figures included gains from the sale of surplus real estate in both years ($0.6 million in the 1998 quarter and $2.0 million in the 1997 quarter). Excluding the gains on real estate, concrete operating earnings increased primarily as a result of significant improvement in ready-mixed concrete sales prices in the 1998 quarter compared with the 1997 period. Revenues for the concrete products segment, however, declined slightly to $61 million for the third quarter of 1998 compared with revenues of $62.8 million for the same 1997 period. Sales volumes for the concrete products segment declined 6% quarter-to-quarter, but average sales prices were 5% higher in the 1998 quarter compared with the prior year quarter. Significant operating margin improvement and volume growth in the Company's southern California ready-mix operations more than offset the negative impact of severe weather conditions in Florida during September 1998.

         Year-to-Date - Concrete products earnings improved to $12.2 million in 1998 from $7.8 million earned in the 1997 period. Concrete products revenues for the 1998 nine-month period declined almost 2% compared with the prior year period. For the comparable nine-month periods, 1998 concrete products sales volumes were 5% lower than the prior year. The decline in sales volumes was offset by a 5% improvement in average sales prices.

         Sales volumes, average unit sales price and cost data and unit operating profit margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ---------------------------        ---------------------------
                                                   1998              1997             1998              1997
                                                 ---------        ----------        ---------        ----------

Cubic yards of ready-mixed concrete
     sold (thousands)                                  899               953            2,632             2,783
                                                 =========        ==========        =========        ==========

Weighted average per cubic yard data:
     Sales price                                 $   58.19        $    55.25        $   57.63        $    54.82
     Operating costs(1)(2)                           55.00             54.03            54.89             53.77
                                                 ---------        ----------        ---------        ----------

     Margin(3)                                   $    3.19        $     1.22        $    2.74        $     1.05
                                                 =========        ==========        =========        ==========

--------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

(2) Excludes a $0.6 million gain and a $2.0 million gain from the sale of surplus real estate for the three-month periods ended September 30, 1998 and 1997, respectively, and $2.0 million in gains from the sale of surplus real estate in both the 1998 and 1997 nine-month periods.

(3) Does not include concrete block and other related products which totaled $1.3 million and $1.1 million of operating earnings for the three-month periods ended September 30, 1998 and 1997, respectively, and $3.0 million and $2.8 million of operating earnings in the year-to-date 1998 and 1997 periods, respectively.

     AGGREGATES

         Third Quarter and Year-to-Date - Specialty aggregates operations at Castlewood, Virginia and Lee, Massachusetts were acquired in August and October 1997, respectively. Accordingly, aggregates sales revenues, volumes and prices in 1998 benefited in both the quarter and year-to-date periods as a result of the contributions of these two additional operations that were not present in the prior year periods. The Company sold 466,000 more tons of aggregate in the third quarter of 1998 and 750,000 more tons of aggregate in the first nine months of 1998 than the Company sold in the comparable 1997 periods. Revenues for the aggregates segment increased 25% for the 1998 three-month period and 30% for the nine-month period compared with the same 1997 periods. Operating earnings for the aggregates segment increased 30% to $9.1 million in the third quarter and 18% to $18.7 million in the current year-to-date period primarily as a result of the inclusion of the new facilities. Higher construction aggregates sales volumes in southern California and Kentucky plus the inclusion of the specialty minerals operations acquired in late 1997 were the primary factors behind the increase in segment earnings.

         Sales volumes, average unit sales price and cost data and unit operating profit margins relating to the Company's aggregates operations appear in the following table:

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ---------------------------        ---------------------------
                                                    1998              1997             1998             1997
                                                 ---------        ----------        ---------        ----------

Tons of aggregates sold (thousands)                  3,614             3,148            8,666             7,916
                                                 =========        ==========        =========        ==========

Weighted average per ton data:
     Sales price                                 $    8.20        $     7.07        $    9.23        $     7.53
     Operating costs(1)                               5.94              5.14             7.22              5.65
                                                 ---------        ----------        ---------        ----------

     Margin                                      $    2.26        $     1.93        $    2.01        $     1.88
                                                 =========        ==========        =========        ==========

--------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

     CORPORATE

         Third Quarter and Year-to-Date - Corporate overhead expenses increased in the third quarter of 1998 by $1.3 million for the quarter and $1.5 million for the nine-month period compared with last year primarily because of the inclusion of various administrative functions previously recorded in the operating segments and because of higher consulting fees and travel expenses. Included in corporate overhead is interest income in the third quarter of 1998 of $1.0 million compared with $0.7 million in the prior year quarter and $3.3 million of interest income in the 1998 nine-month period compared with $1.8 million in the 1997 year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's lines of business require a large amount of capital. When these capital requirements cannot be met internally, the Company borrows under its outstanding credit facilities or sells debt or equity securities. For the nine months ended September 30, 1998, the Company generated $127.1 million in cash provided by operating activities. In the first nine months of 1997, the Company generated $142.9 million in cash from operating activities. Cash outlays relating to the one-time Medusa acquisition charge were the primary cause of the decrease in cash provided from operations in 1998. The Company used 1998 operating cash flows, plus existing cash and short-term investment balances, to fund (i) $82.2 million of capital additions primarily related to several expansion/cost reduction projects in the Cement segment as well as a small aggregates acquisition, (ii) a $32.6 million net reduction in long-term debt,
(iii) $13.6 million of dividends on common stock, (iv) $56.5 million in transaction and other costs related to the Medusa merger, and (v) all working capital requirements. Internally generated cash flows during the nine months of 1997 were utilized to (i) invest approximately $116.4 million in property, plant and equipment and in acquisitions of minerals operations, (ii) repurchase $41.0 million in common stock of the Company, (iii) fund working capital requirements, and (iv) pay $18.1 million of dividends on capital stock.

         The Company's $200 million revolving credit facility matures in June 2002. The facility permits standby letters of credit up to a maximum of $95 million in lieu of borrowings. In connection with the Medusa merger, the Company in May 1998 changed its revolving credit agreement to permit

(i) the Medusa merger, (ii) the assumption of the existing indebtedness of Medusa of up to $100 million, and (iii) the guarantee of a $15 million lease obligation associated with the Medusa merger. The Company also obtained a release of the bank group's liens on the collateral security, including the security interest in five of the Company's cement plants and the Company's interest in the Kosmos joint venture. At September 30, 1998, there were no borrowings and $67.0 million in letters of credit outstanding under the revolving credit facility, leaving $133.0 million of unused capacity. The Company is in compliance with the financial ratios and covenants in the revolving credit agreement and the 10% Senior Subordinated Notes Indenture.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1997 and September 30, 1998 reflected the use of internally generated cash flow to fund capital expenditures, long-term debt reduction, working capital requirements and common stock dividends. Accounts and notes receivable increased primarily because of the strong sales activity occurring in the peak summer construction season relative to lower December 1997 sales. Prepaid expenses and other decreased because of payments made by the Voluntary Employee Beneficiary Association to fund employee health care costs. The increase in accounts payable and accrued liabilities reflects the one-time Medusa acquisition charge and the timing of payments on normal trade and other obligations. Long-term debt decreased because the Company paid off notes payable to third parties.

     KNOWN EVENTS, TRENDS AND UNCERTAINTIES

         Environmental Matters - The Company is subject to a wide range of federal, state and local laws, regulations and ordinances dealing with the protection of human health and the environment. These laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. These laws also create a shared liability by responsible parties for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. The Company, therefore, may have to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

         Several of the Company's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. While some of these matters have been settled, others are in their preliminary stages and may not be resolved for years. The information developed to date on these matters is not complete. Based on what it knows currently, however, the Company does not believe it will be required to spend significantly more on these matters than the amounts already recorded in the Company's financial statements. However, until all (i) environmental studies and investigations, (ii) remediation work, (iii) negotiations with other parties that may be responsible, or (iv) litigation against other potential sources of recovery have been completed, it is impossible to determine the ultimate cost that the Company might incur to resolve these environmental matters.

         Industrial operations have been conducted at the Company's cement manufacturing facilities for many years. As was common in the industry, the Company in the past disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Today, some of these materials may be classified as hazardous substances.

         Cement manufacturing plants, depending on their process design, raw materials characteristics, product specifications and other factors, may generate a low toxicity by-product known as cement kiln dust or CKD. Most manufacturing plants in the industry typically disposed of CKD in and around their plant sites since the inception of cement manufacturing operations. CKD is currently not regulated as a hazardous waste. The U.S. Environmental Protection Agency ("U.S. EPA") decided in 1995 that some further regulation of CKD was necessary. At the same time, the U.S. EPA stated that it (i) found no evidence of risks associated with the use of cement products and (ii) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA began a rulemaking process in order to develop specially tailored CKD management standards. The Company expects the U.S. EPA to propose new CKD standards by the end of 1998. These new CKD standards may require the cement industry to develop improved management practices for this waste material.

         If CKD becomes saturated with water, liquid that leaches out may have an alkaline level high enough to be classified as hazardous. Saturated CKD may also leach certain hazardous trace metals if they are present. Discharges of pollutants have been alleged from two CKD sites in the vicinity of the

Company's Ohio cement plant and one site in the vicinity of its recently acquired Medusa cement plant in Michigan. For one of the Ohio sites, the Company has previously recorded remediation charges totaling approximately $13 million. The Company is involved in a lawsuit with a private party over the other Ohio site, but the Company believes it has no liability in the matter since the Company no longer owns the property and, therefore, should have no ongoing obligation to obtain a permit for the alleged discharge from the site, the sole allegation in the lawsuit.

         The Company is investigating potential contamination from a total of nine separate CKD piles at one site in the vicinity of its Medusa cement plant in Michigan. The Company is also working with a consultant and the Michigan Department of Environmental Quality ("MDEQ") to develop a new on-site CKD landfill. During 1997, Medusa proposed building a new landfill on top of one of the identified CKD piles. The new $2 million landfill will remedy the problems with that existing CKD pile, because the new one will serve to cap the existing one. Medusa also proposed cleaning up two of the other identified CKD piles and disposing of them in the new landfill. The new landfill, as permitted, would also be large enough for the disposal of CKD generated in the future for the next 30 years. MDEQ gave final approval for construction of this landfill in April 1998.

         The Company's Medusa subsidiary has also submitted plans to MDEQ concerning the remediation of the other six identified CKD piles. These plans are currently under review by MDEQ. The Company estimates total costs associated with these plans are in the range of $4 million to $9 million. In the fourth quarter of 1997, Medusa accrued $3.6 million related to various non-capital costs associated with the nine CKD piles. As a result of further investigation, the Company accrued an additional $1.6 million in CKD remediation costs in June 1998, based on the most current information available. The Company does not know when or if the various remediation proposals will be approved by MDEQ. At the present time, the Company does not know the ultimate cost to resolve these issues or over what period the Company will incur these costs.

         The California EPA required the Company to investigate the status of two CKD disposal sites at the Company's California cement plant. The initial phase of the investigation showed no leaching at one site, but the Company is continuing to monitor the site. There is little likelihood of groundwater contamination at the second California site because of the great depth to groundwater aquifers.

         The Georgia EPA has required the Company's Medusa subsidiary to investigate potential groundwater impact from a landfill no longer in use at its Georgia cement plant. Although groundwater monitoring at this plant is in its initial phase, the results to date do not indicate there were releases from the landfill. The Company has not had reason to conduct meaningful investigation at any of the its other CKD disposal sites.

         Amendments to the Clean Air Act of 1990 may result in increased capital and operational expenses for the Company in the future. The Company does not know how much of an increase that might be. In addition, the U.S. EPA is developing air toxics regulations for a broad range of industrial sectors, including portland cement manufacturing. The U.S. EPA has indicated that the new maximum available control technology standards could require reducing air pollutants far below existing levels common in the industry. If enacted, these new standards would apply to everyone in the industry. However, because of the age, condition and design of its plants, management believes the Company would not be at a disadvantage with respect to its competitors and, in some markets, might have an advantage.

         The Company's Medusa subsidiary operates two cement plants (Wampum, Pennsylvania and Demopolis, Alabama) that historically have used waste-derived liquid fuels ("WDLF") as one of their fuel sources. The use of WDLF is subject to emission limits and other requirements under the Resource Conservation and Recovery Act ("RCRA") and regulations issued under RCRA. The regulations apply to plants operating under "interim status" while the plants go through the process to get a RCRA permit. The regulations are extremely complex, and certain provisions have been interpreted differently. The Company is required to test periodically for compliance with the rules and submit certificates of compliance. The tests are subject to monitoring and review by the U.S. EPA. The Company believes it is complying with the regulations. The Company can not say for certain, however, that the U.S. EPA will always agree with the Company or not require additional tests or levy fines for non-compliance.

         The Company thoroughly evaluated the use of WDLF at these two plants and decided the practice is incompatible with the Company's other cement operations because it reduces productivity and increases compliance costs, and the potential to create other liabilities. The Company has already stopped burning WDLF at one of the two plants and intends to stop burning WDLF at the second plant in early 1999. Environmental regulations require plants that have used WDLF to go through "closure procedures" once the use of these fuels ceases. The Company anticipates it will have completed closure requirements at both plants by June 30, 1999. Of the $78.9 million under the caption "Acquisition Charge," $2.2 million represents estimated costs related to exiting this incompatible business activity. The charge includes the estimated cost of the closure procedure and the writedown of the assets used in the WDLF handling.

         The Company's Medusa subsidiary's Wampum, Pennsylvania cement plant has received four Notices of Violation ("NOVs") from the U.S. EPA, Region III alleging certain air emission violations. U.S. EPA has referred these NOVs to the U.S. Department of Justice for potential civil enforcement. Two of the NOVs, one issued in May 1997 and another issued in July 1998, allege opacity and fugitive emissions violations of Pennsylvania law and maintain that the provisions are enforceable by federal authorities. The two remaining NOVs, one issued in February 1998 and a second July 1998 NOV, allege visible emissions violations related to the provisions of the plant's state operating permit for burning WDLF. These NOVs also maintain that the state permit provisions are enforceable by federal authorities.

         The Company is trying to resolve these matters. Company officials met with the U.S. EPA and Department of Justice to discuss certain future compliance initiatives, potential penalty payments and other methods to resolve these matters. The Company has already paid penalties in excess of $200,000 to the Pennsylvania Department of Environmental Protection for the violations alleged in the May 1997 and July 1998 NOVs. The Company has also made equipment and other plant upgrades and adjustments at an estimated cost of $2.5 million to address opacity and fugitive emission issues. The Company is assessing its legal arguments and defenses and other mitigating factors and, therefore, is unable at this time to predict the ultimate liability that may be associated with these matters.

         In April 1998, the Company entered into a Consent Order with the U.S. EPA that requires the Company to take samples at six of the seven areas the U.S. EPA has identified as "solid waste management units" ("SWMUs") at the Kosmosdale cement plant. The Consent Order itself does not (i) require remediation, (ii) provide a mechanism for remediation, or (iii) require any payment by the

Company to the U.S. EPA. If the Company finds no hazardous constituents of concern at the SWMUs or if there does not appear to be a threat to human health or the environment from such constituents, then the U.S. EPA will provide a "no further action determination." If hazardous constituents are present at levels of concern at any of the SWMUs, the Consent Order provides a way for the U.S. EPA to require in-depth investigation and an analysis of whether remediation is necessary at any contaminated SWMUs.

         Aggregates Acquisitions - During 1997, the Company assumed $6.6 million in estimated environmental liabilities related to three aggregates acquisitions. Environmental matters related to the acquired properties include (i) environmental cleanup, (ii) containment and compliance matters including waste lime, coal ash and kiln brick issues, (iii) wetland considerations, and (iv) underground and above ground storage tank removal. Although the Company believes the $6.6 million reserve on its books is adequate to remedy these environmental problems, it is impossible to know with certainty until all work is complete.

         Import Competition - During the 1980s there was a surge of unfairly priced cement and clinker imports into the U.S. In response, U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in following years, against imports from Japan and Venezuela. After investigations into the matter, the International Trade Commission and the Department of Commerce ("DOC") decided in favor of the petitioners and issued an antidumping order against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, the DOC suspended investigations into the allegedly dumped and subsidized imports of cement and clinker from Venezuela, based upon (i) the Venezuelan cement producers' agreement to change their prices to stop the dumping of gray portland cement and clinker from Venezuela into the U.S. and
(ii) the Venezuelan government's agreement not to subsidize the Venezuelan cement producers.

         As a result of legislation passed by the U.S. Congress in 1994, "sunset" reviews of the antidumping orders and suspension agreements will be conducted beginning in August 1999 to determine whether they should be revoked or remain in effect. In addition, decisions by the DOC, by NAFTA binational panels or by the U.S. Courts on appeal on DOC decisions in future administrative reviews could meaningfully reduce the existing antidumping duties. Moreover, new, independently owned cement import operations could begin to purchase large quantities of low-priced cement from countries not subject to antidumping orders such as those in Asia which could compete with domestic producers. If any of these events were to happen, there could be a material negative impact on the Company's results of operations.

         U.S. imports of foreign cement began to increase in the mid-1990's as the use of cement in the U.S. began to recover. The Portland Cement Association has estimated that imports represented approximately 18% of cement used in the U.S. during 1997 as compared with approximately 16% in both 1996 and 1995. During this three-year period of strong demand, however, and as a result of the outstanding antidumping orders and suspension agreements, the prices of cement imports have risen. Unlike the imports during the 1980's, most of the current imports have provided an additional source of supply rather than merely disrupting the market with unfair prices. Cement import prices have moderated somewhat in 1998, particularly from Southeast Asia.

         Year 2000 Compliance - The Company, like most companies relying on automated data processing and other microprocessor controlled equipment, is faced with the task of assuring that these systems are capable of distinguishing 21st century dates from 20th century dates and will continue to function properly after the Year 2000. The Company is actively engaged in, but has not yet completed, reviewing, correcting and testing all of its Year 2000 compliance issues. To determine the Company's current exposure, corporate personnel, along with an outside consulting firm specializing in Year 2000 problems, conducted a formal assessment to quantify the task of becoming compliant.

         Based on the results of that assessment, the Company is currently at various stages in the processes of modifying or replacing some of its internally developed and purchased software and its manufacturing process control systems and assessing the need to modify or replace embedded microprocessor controlled equipment. The Company is also taking steps designed to verify the Year 2000 readiness of key third party suppliers, service providers and customers by contacting them and attempting to assess and validate the compliance efforts of these third party sources. As of September 30, 1998, the Company believes it has made significant progress toward resolving its Year 2000 compliance issues. The Company believes that the majority of its financial applications are now Year

2000 compliant, or soon will be, and the Company has shifted its main focus to embedded processors in cement, concrete products and aggregates facilities and equipment and assessing potential Year 2000 compliance problems with the Company's material external suppliers of goods, services and data. The Company is conducting internal investigations of its manufacturing plant control systems, its mobile equipment and its other field equipment and devices with embedded microprocessor controls. In some, but not all instances, time sensitive programs or microprocessors have already been upgraded or replaced. The Company expects to have all modifications completed by mid-1999.

         Costs incurred relating to making the Company Year 2000 compliant are being expensed in the period in which they are incurred. The Company currently estimates that the total additional cost to comply with Year 2000 requirements will be approximately $2.0 million to $3.0 million, including the cost of outside consultants, accelerated software replacement beyond the normal upgrade cycle and the replacement or modification of equipment with embedded microprocessor controls. It is not certain, however, that these estimates are correct or that Year 2000 compliance can be achieved. The Company expects that it will not experience a disruption of its operations, but actual results could differ greatly from the Company's plans. Some of the specific problem areas that might cause material differences to occur are (i) the availability and cost of personnel trained in this area, (ii) the ability to identify and correct all relevant computer codes, (iii) the ability to identify and correct non-complying microprocessors embedded in other digitally controlled equipment, and (iv) the significant degree of interdependence with third party suppliers, service providers and customers. Conditions outside of the Company's control such as problems in the transportation, postal, banking or telecommunication systems, may have a material disruptive effect on the Company's ability to process orders, effect delivery of materials or finished goods, invoice customers or disburse or receive funds.

         With respect to the Company's own internal operations, the most reasonably likely worst case scenario would be a shut down of a production system because of some unforeseen problem with an automated monitoring or control device. The Company intends to formulate a Year 2000 contingency plan by mid-1999 to address risks and possible countermeasures that are expected to include plans for manual intervention of control systems and equipment and may also entail replacement of certain equipment on an emergency basis. It may not be possible, however, to adequately plan for all contingencies. The Company is presently unable to determine the impact on its business if it and the other companies on which it relies do not achieve Year 2000 compliance, or that the impact will not have a material adverse affect on the Company's financial condition or results of operations.

         Kosmos Joint Venture Severance Tax Audit - Kosmos Cement Company ("Kosmos"), is a partnership operated and 75% owned by the Company. In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at its Battletown, Kentucky quarry. The total assessment is approximately $3.7 million, including penalty and interest. Kosmos is contesting the assessment. Kosmos met with the Kentucky Revenue Cabinet in January 1998 to discuss the disputed assessments. Discussions are ongoing and the Company is unable to evaluate whether an unfavorable outcome is either probable or remote.

         In addition to limestone mined for the production of cement, Kosmos mines limestone specifically for use by a local electric utility company. The Company believes that, under the terms of a supply agreement, the utility company is responsible for severance taxes on limestone provided to it. A major portion of the Kentucky severance tax assessment relates to this specifically mined limestone. For the amounts not paid by the local electric utility, the Company would indirectly bear 75% of any settlement and legal costs through its ownership interest in Kosmos.

         Claims for Indemnification - The Mineral Management Service ("MMS") of the Department of the Interior claimed that the Company's former oil and gas subsidiary, Pelto Oil Company ("Pelto"), owed royalties on two separate gas contract settlement payments that Pelto received. When the Company sold Pelto in 1989, the Company agreed to protect the purchaser from any future claims related to these two payments. In a March 10, 1998 letter, the MMS advised that it was withdrawing its royalty claim in the amount of $1.35 million on one of the settlement payments, because of a court ruling in July 1997 which prohibited further claims against the current owner of Pelto and that owner's affiliates. The MMS, however, reserved its right to possibly reassert the claim at a later date.

         The Company also disagrees with MMS' claim that an unspecified amount of royalties are owed on the second gas contract settlement payment of $5.9 million. If one or both of MMS claims against Pelto are ultimately successful, the Company could have liability for royalties, plus late payment charges, in amounts which are not currently determinable. Such expenditures would result in a charge to discontinued operations.

         Discontinued Environmental Services Segment - The Company has both given and received environmental and other indemnifications related to properties the Company previously owned. A few courts have held that such promises to protect other parties from loss for environmental liabilities are unenforceable. At present, the Company is not able to estimate the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, regarding these discontinued operations.

         In late 1994 and the first quarter of 1995, the Company became aware of some soil and groundwater contamination at its former Alabama hazardous waste processing facility. Although the Company sold the facility in April 1995, the Company agreed to keep some liability for soil and groundwater contamination at the facility prior to that time. The Company's investigation has not yet determined the extent of the contamination or what sort of cleanup, if any, will be required. It is too early to determine the amount of the Company's exposure to loss with any degree of certainty.

         The Company has agreed to remediate the soil and groundwater contamination at the Alabama facility to the extent required by law, but filed a lawsuit against the former owner of the facility. Claims against the prior owner and other potentially responsible parties could significantly reduce or eliminate the Company's own loss exposure. Nevertheless, to cover the estimated cost of investigating the amount of contamination present, conducting a ten year monitored remediation program and pursuing the claim against the prior owner and other potentially responsible parties, the Company recorded an additional $2.4 million expense ($1.6 million, after-tax) in the third quarter of 1998. The charge is reflected as a "loss from discontinued operations" on the Company's Statement of Consolidated Earnings.

         Other - In addition to those matters separately disclosed above, the Company has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (i) personal injury lawsuits, (ii) indemnity and other hold harmless agreements, (iii) environmental remediation liabilities, (iv) product liability claims, and (v) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management, do not total more than 10% of current assets and will not result in losses that would materially affect the Company's consolidated balance sheet. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

         Disclosure Regarding Forward Looking Statements - This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company based these statements on current expectations, estimates and projections about the general economy and the Company's lines of business. These statements are generally identifiable by phrases containing words such as "expects," "believes," "anticipates," "estimates" or similar expressions. Statements related to future performance involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, and cannot be guaranteed.

         Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can not say with certainty that what it expects will actually happen. Important factors that could cause actual results to differ materially from the Company's expectations include, among others, (i) significant excess cement production capacity in other parts of the world, specifically Asia, (ii) foreign and domestic price competition, (iii) the loss or material negative change of existing antidumping orders, (iv) cost effectiveness, (v) changes in environmental regulation, and
(vi) general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry. The Company cautions the reader to consider these disclosures when reading the forward-looking statements included in this report ("Cautionary Disclosures"). Subsequent written and oral forward looking statements made by the Company or by persons acting on behalf of the Company are completely qualified by these Cautionary Disclosures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company has been from time-to-time named a defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion that any liability related to these types of lawsuits that exist as of the date of this report, individually or in the aggregate, will not materially exceed the amounts accrued on the Company's books as of September 30, 1998 and will have no material negative effect on the consolidated financial position of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

              11      Statement of Computation of Per Share Earnings

              15 Independent Accountants' Letter re Unaudited Interim Financial Information

              27.1    Financial Data Schedule - Nine months ended September 30,
                      1998

              27.2 Financial Data Schedule - Restated Financial Data Schedule for the quarterly periods ended September 30, 1997 and 1996, respectively

(b)       Reports on Form 8-K

          On July 15, 1998, the Company filed a Current Report on Form 8-K reporting the conclusion of the previously reported merger transaction with Medusa Corporation and the results of matters submitted to a vote of the shareholders of the Company at its Annual Meeting on June 19, 1998.

          On August 20, 1998, the Company filed a Current Report on Form 8-K reporting the publication of post-acquisition combined financial results for the one-month period ended July 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 SOUTHDOWN, INC.
                                       ------------------------------------
                                                  (Registrant)



Date:  November 12, 1998            By:          DENNIS M. THIES
                                       ------------------------------------
                                                 Dennis M. Thies
                                          Executive Vice President-Finance
                                            and Chief Financial Officer
                                           (Principal Financial Officer)



Date:  November 12, 1998            By:           ALLAN KORSAKOV
                                       ------------------------------------
                                                  Allan Korsakov
                                       Vice President and Corporate Controller
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS


           Exhibit
           Number     Description
           ------     -----------

              11      Statement of Computation of Per Share Earnings

              15      Independent Accountants' Letter re Unaudited Interim Financial Information

              27.1    Financial Data Schedule - Nine months ended September 30, 1998

              27.2    Financial Data Schedule - Restated Financial Data Schedule for the quarterly periods ended September 30, 1997 and 1996, respectively