Form 10-K
period 1998-12-31
SOUTHDOWN INC
filed 1999-03-29
CIK 313058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM -------------------- TO --------------------

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

                                      None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. ----

     As of February 28, 1999, the number of shares of common stock outstanding was 38.7 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, Inc. was approximately $1.8 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II of this report. Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be held on May 20, 1999, which will be filed within 120 days of the Registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business
            General...................................................    3
            Company Operations
               Cement Segment.........................................    3
               Aggregates Segment.....................................   10
               Concrete Products Segment..............................   12
            Environmental Matters.....................................   13
            Employees.................................................   17
            Segment Information.......................................   17
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related Security     17
            Holder Matters............................................
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition    18
            and Results of Operations.................................
Item 7a.  Quantitative and Qualitative Disclosures about Market          18
            Risk......................................................
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting    18
            and Financial Disclosure..................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   18
Item 11.  Executive Compensation......................................   18
Item 12.  Security Ownership of Certain Beneficial Owners and            19
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............   19

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    19
            8-K.......................................................

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Southdown, Inc. was organized in Louisiana in 1930 and maintains its principal executive offices at 1200 Smith Street, Suite 2400, Houston, Texas 77002-4486, telephone (713) 650-6200. The Company reorganized its corporate structure at the end of 1998 to merge most of its recently acquired Medusa entities with and into Southdown and contribute the Company's California cement, concrete products and aggregates operations to certain existing and newly created wholly-owned subsidiaries of the Company. The terms "Southdown" and the "Company" as used in this report, include subsidiaries of Southdown and also predecessor corporations.

     On June 30, 1998, the Company concluded a merger transaction with Medusa Corporation. Medusa became a 100% owned subsidiary of the Company at that time. The Medusa merger converted each outstanding Medusa common share into the right to receive .88 shares of Company common stock. The Company issued approximately
14.7 million shares of its common stock for all of the outstanding common stock of Medusa. The Medusa merger also converted Medusa's outstanding employee stock options the same way, so these Medusa options became options to purchase approximately 522,000 shares of Company common stock. The exchange of Medusa shares and options for Company shares and options was tax-free. The transaction was treated as a "pooling of interests" rather than a purchase of one company by another. A pooling of interests accounts for a business combination as the uniting of the ownership interests of companies by an exchange of stock. All prior period consolidated financial statements presented provide the combined results of operations, financial position and cash flows of the Company and Medusa.

     The Company operates in three business segments. Southdown is one of the largest producers of cement in the U.S. The Company operates twelve portland cement manufacturing plants located in Alabama, California, Colorado, Florida, Georgia, Kentucky, Michigan, Ohio, Pennsylvania, Tennessee and Texas, plus an extensive network of cement distribution terminals. The Company also mines, processes, and sells construction aggregates and specialty mineral products in the eastern half of the U.S. and in California and operates a subsidiary that installs highway safety systems such as guardrails, traffic signals, highway signage and lighting. In addition, the Company markets ready-mixed concrete products in two of its largest cement markets, California and Florida.

COMPANY OPERATIONS

     Information concerning the Company's net sales, operating profit, assets employed and additional information attributable to each business segment for each year in the three year period ended December 31, 1998 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 65 through 74 and in Note 4 of Notes to Consolidated Financial Statements on pages 41 through 43 of the Company's 1998 Annual Report to Shareholders, which information is incorporated by reference.

  CEMENT SEGMENT

     Cement is the basic binding agent for concrete, a primary construction material. The Company's cement products are produced primarily from raw materials found at or near the Company's plant locations. Depending upon the process at individual plants, production of one ton of finished product consumes approximately 1.7 tons of raw material. The principal raw material used in the production of portland cement is calcium carbonate found in the form of limestone. The Company's total estimated recoverable reserves of limestone are approximately 988 million tons located on approximately 26,000 acres, most of which are owned by the Company in fee. Other raw materials, used in substantially smaller portions than limestone, include sand, iron ore or other iron bearing materials, clay and gypsum. When not found in adequate amounts in the Company's quarries, these materials are purchased from outside suppliers.

     The manufacture of portland cement primarily involves the crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then processed in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to produce finished cement. As fuel is a major component in the cost of producing clinker, the pyroprocessing systems of most modern cement plants incorporate some form of the more fuel efficient "dry process" technology. In preheater/precalciner kilns, the most modern application of this technology, the raw materials are initially introduced into a preheater tower that utilizes hot exhaust gases from the kiln to effect partial calcination of the raw materials before they enter the rotary kiln. At present, eleven of the twelve plants operated by the Company, representing approximately 96% of the Company's clinker capacity, utilize some variation of the dry process manufacturing technology. In contrast, based on 1997 data, the most current information available, the Portland Cement Association estimates that approximately 73% of the domestic cement industry's capacity utilizes dry process technology.

     Demand for cement is derived from the demand for concrete products which, in turn, is dependent on the demand for construction. According to estimates of the Portland Cement Association, the industry's primary trade organization, the three construction sectors that are the major components of cement consumption are (1) public works construction, including public buildings, (2) commercial and industrial construction, and (3) residential construction. Public works construction, which includes public buildings and infrastructure projects, comprised 54% of U.S. cement consumption in 1997, the most recent period for which such data is available. The U.S. Congress passed legislation in 1998 known as the Transportation Equity Act for the 21st Century. This legislation authorized $218 billion in federal expenditures on highways, bridges and mass transit projects over the next six years. This represents a 44% increase over the previous six-year period, which ended in 1997.

     Commercial and industrial construction comprised 18% of U.S. cement consumption in 1997, while residential construction comprised 22% and other miscellaneous usage comprised 6%. Construction spending and cement consumption has historically fluctuated widely. The construction sector, and hence demand for cement and concrete, is affected by the general condition of the economy and prevailing interest rates, and can exhibit substantial variations in activity across the country as a result of the differing cycles and structures of regional economies. The impact on the Company of regional construction cycles may be mitigated to some degree by its geographic diversification. Because of the high fixed-cost nature of the business, however, the overall profitability of cement manufacturers, including the Company, is sensitive to variations in sales volumes and shifts in the balance between supply and demand. The Company's business is seasonal to the extent that construction activity tends to diminish during the winter months in many areas of the country and during other periods of inclement weather.

     The Company's cement production facilities are located principally in the eastern half of the U.S. and in certain key southwestern states. These plants have a combined cement manufacturing capacity of approximately 11.2 million tons (10.8 million tons, excluding the joint venture interests of others). All of the facilities are wholly owned except for the Kentucky plant and the smaller plant in Pennsylvania. These two plants are owned by Kosmos Cement Company, a joint venture owned 75% by the Company and 25% by Lone Star Industries, Inc. The Company is the operator of all twelve plants, including the two joint venture plants.

     The following table shows certain information regarding the Company's cement plants at December 31, 1998 based on clinker capacity at December 31, 1998 converted to cement at each plant's 1998 product mix. All references to "tons" in this table and throughout this document are to U.S. short tons (2,000 pounds).

                                                                                  ANNUAL         ESTIMATED
                                NO.                   CLINKER                     CEMENT          LIFE OF
                                OF                 MANUFACTURING                 CAPACITY        LIMESTONE
       PLANT LOCATION          KILNS                  PROCESS                  (IN 000 TONS)     RESERVES
       --------------          -----               -------------               -------------     ---------
Victorville, California......    2             Preheater/precalciner               2,050           70+ years
                                                   Long dry kiln
Brooksville, Florida.........    2                   Preheater                     1,460           90+ years
Charlevoix, Michigan.........    1             Preheater/precalciner               1,440          100+ years
Kosmosdale, Kentucky(1)......    1                   Preheater                       875          100+ years
Demopolis, Alabama...........    1                   Preheater                       840           90+ years
Knoxville, Tennessee.........    1             Preheater/precalciner                 800           65+ years
Fairborn, Ohio...............    1                   Preheater                       750           45+ years
Wampum, Pennsylvania.........    3                Long dry kilns                     750           55+ years
Clinchfield, Georgia.........    1                   Preheater                       660           75+ years
Odessa, Texas................    2                   Preheater                       600          100+ years
                                                   Long dry kiln
Lyons, Colorado..............    1             Preheater/precalciner                 520           20+ years
Pittsburgh,
  Pennsylvania(1)............    1                      Wet                          408         30 years(2)
                                                                                  ------
                                                                                  11,153
                                                                                  ======

---------------

(1) Owned by Kosmos Cement. The Company owns 75% of the joint venture and operates the joint venture's plants, sales offices and terminals.

(2) The Company has a long-term supply agreement with an independent third party to provide limestone for this plant.

     As a result of continued high uptime and demand, the ratio of actual clinker production to rated kiln capacity was approximately 98% in each of the three years ended 1998. During each of the past three years, the Company has also purchased cement from others for resale. In 1998, 4.8% of the cement sold by the Company was acquired from third parties compared with 5.1% in 1997 and 4.1% in 1996.

     During 1998, the Company sold approximately 11.4 million tons of cement compared with 11.1 million tons in 1997 and 10.6 million tons in 1996. Sales volumes attributable to the joint venture interests of others were approximately 300,000 tons in each of the three years 1998, 1997 and 1996. High levels of construction activity in most regions of the country during the last several years has resulted in a more favorable balance in the supply and demand for cement which, in turn, has allowed sales prices to rise. During 1998, the industry continued to benefit from demand growth and higher sales prices. As a consequence of these improvements in market conditions, the Company's Cement segment revenues and earnings have followed a pattern of continued growth since 1991.

     Continued strength in all three construction sectors in 1998 resulted in the fifth consecutive year of record setting cement consumption in the U.S. The Portland Cement Association has estimated that total U.S. cement plant capacity utilization was 96% for 1997, the most recent data available. Even at this high rate of capacity utilization, the cement industry was required to rely on readily available foreign cement imports to supplement domestic consumption. The Portland Cement Association has estimated 1997 U.S. clinker production capacity at 84 million tons (equivalent to approximately 89 million tons of cement production capacity) while domestic cement consumption was estimated at 106 million tons. Several years of demand-supply relationships favorable to cement producers have resulted in increasing cement prices to a level where the domestic cement industry has undertaken the capital investment necessary to expand production capability.

     The Portland Cement Association reports that, as of February 1999, approximately 30 plant modernizations and expansion projects, including four new cement plants, have been announced or are underway. These projects, if completed, could add almost 18-20 million tons of new domestic cement manufacturing capacity and increase existing capacity by 25%. The announced expansions represent a significant change for the industry, but market forces and other factors may intervene on plans and the Company does not anticipate that all of the industry's announced expansions will actually be constructed. Also, because of the long lead times associated with adding additional capacity, any increased production capability is expected to be gradual over the next several years. The Portland Cement Association has predicted U.S. cement use will grow to 120.4 million tons by 2003, compared with an estimated 113.8 million tons of cement consumption in 1998. The Company, however, can offer no guarantee regarding this predicted increase in near-term demand. In addition, the Company does not know how much, if any, old, inefficient cement production capacity may be retired during this period.

     Business Strategy -- To enhance profitability and return on investment, the Company intends to continue to focus on its core business through internal and external growth opportunities, improving productivity and enhancing the Company's market position. The Company plans to continue to take advantage of opportunities for internal growth by modernizing and expanding certain of its existing cement plants through innovation, incorporation of latest generation process equipment and operational improvements. The Company has announced or undertaken various capital projects to enhance the productivity and incrementally expand the capacity of existing cement manufacturing facilities. The table below compares the Company's annual cement capacity at the end of 1996 with the end of 1998 and pro forma at the end of announced expansions, assuming completion of all Board approved and in-progress projects. Comparisons are based on clinker capacity converted to cement at each plant's product mix.

                                                                                         ANNOUNCED
                                                                                          PLANNED
                                                             ANNUAL CEMENT CAPACITY      EXPANSIONS
                                                           ---------------------------   ----------
                                                           DECEMBER 31,   DECEMBER 31,   PRO FORMA
                     PLANT LOCATION                            1996           1997       1999/2001
                     --------------                        ------------   ------------   ---------
                                                                    (IN THOUSANDS OF TONS)
Victorville, CA..........................................      1,666          2,050         3,100
Brooksville, FL..........................................      1,304          1,460         1,460
Charlevoix, MI...........................................      1,400          1,440         1,570
Kosmosdale, KY*..........................................        791            875         1,575
Demopolis, AL............................................        840            840           940
Knoxville, TN............................................        729            800           800
Fairborn, OH.............................................        650            750           750
Wampum, PA...............................................        720            750           750
Clinchfield, GA..........................................        660            660           835
Odessa, TX...............................................        538            600           600
Lyons, CO................................................        448            520           575
Pittsburgh, PA*..........................................        408            408           408
                                                              ------         ------        ------
                                                              10,154         11,153        13,363
                                                              ======         ======        ======

---------------

* Owned by Kosmos Cement. The Company owns 75% of the joint venture and operates the joint venture's plants, sales offices and terminals.

     The Company will continue to evaluate other internal and external opportunities to expand and improve its competitive position and increase profitability. Further, in an effort to increase the demand for cement and concrete, the Company has taken a leadership role in the industry's development of new promotional programs to increase concrete's market share in certain applications relative to other building products. In addition, the

Company will continue to pursue antidumping actions, if necessary, to prevent unfairly priced foreign cement from adversely impacting the Company's markets.

  COMPETITION

     On the basis of statistics published by the Portland Cement Association, as of the end of 1997, the most recent period for which such data is available, the Company believes that, with the addition of the capacity acquired through the Medusa merger in June 1998, it ranks second in total active cement manufacturing capacity among the 44 cement producers (including joint ventures) in the U.S.

                            U.S. CLINKER    PERCENT OF
                              CAPACITY         U.S.
           RANK              (000 TONS)      INDUSTRY                    COMPANY NAME
           ----             ------------    ----------                   ------------
   1......................     10,699          12.7%      Holnam, Inc.
   2......................     10,109          12.0       Southdown, Inc.
   3......................      6,935           8.2       Lafarge Corporation
   4......................      5,648           6.7       Ash Grove Cement Company
   5......................      5,503           6.5       CBR-HCI Construction Materials Corporation
   6......................      4,386           5.2       Blue Circle, Inc.
   7......................      4,135           4.9       Essroc Corporation
   8......................      3,953           4.7       Lone Star Industries, Inc.
   9......................      3,399           4.0       Texas Industries, Inc.
  10......................      3,317           3.9       California Portland Cement Company
                               ------         -----
                               58,084          68.7       Total Top Ten
                               26,409          31.3       Others
                               ------         -----
                               84,493         100.0%      Total Industry
                               ======         =====

---------------

Source: Portland Cement Association. Clinker capacity for joint venture operations is based on each company's ownership interest. In general, one ton of clinker will produce approximately 1.05 tons of cement, although this conversion varies depending on the type of cement being produced and other factors.

     The cost of transporting cement is high relative to the value of the product and, therefore, cement markets are generally regional. The market served by a cement plant may be extended through the use of distribution terminals to which cement is transferred in bulk and inventoried for sale to customers in surrounding areas. The majority of the Company's cement sales are made directly to users of portland and masonry cements, generally within a radius of approximately 200 miles of each plant. However, access to water transport, which is less expensive than truck or rail shipment, can effectively expand the market area of a particular production facility.

     The Company's Charlevoix, Michigan Great Lakes shipping location and water-based terminals in Chicago, Illinois, Cleveland and Toledo, Ohio, Detroit and Ferrysburg, Michigan, Manitowoc and Milwaukee, Wisconsin and Owen Sound, Ontario enable about 90% of cement produced at the plant to be shipped by water. The Company's Demopolis, Alabama plant serves river-based terminals in Nashville and Chattanooga, Tennessee and in Decatur, Alabama. The Kosmosdale, Kentucky cement plant serves river-based terminals in Cincinnati, Ohio and Huntington, West Virginia. The Company's Pittsburgh, Pennsylvania cement plant serves a river-based terminal in Charleston, West Virginia. The Company also operates deepwater terminals in Riviera Beach and Tampa, Florida and in Castle Hayne and Wilmington, North Carolina.

     The following table presents information regarding the market area served by each of the Company's plants and the Company's estimate of the number of major producers and import facilities in competition with the Company. Principal Market Area Served includes markets served by the Company's network of cement distribution terminals.

           PLANT LOCATION              PRINCIPAL MARKET AREA SERVED    NUMBER OF MAJOR COMPETITORS
           --------------              ----------------------------    ---------------------------
Victorville, California..............  Primarily southern             Six cement producers and four
                                       California, and also Arizona   deepwater import facilities
                                       and southern Nevada and Utah
Charlevoix, Michigan.................  Eastern Wisconsin,             Nine cement producers
                                       northeastern Illinois,
                                       Michigan, northern Ohio
Brooksville, Florida.................  Florida                        Three cement producers and
                                                                      eleven deepwater import
                                                                      facilities
Demopolis, Alabama...................  Primarily Alabama, and also    Five cement producers and one
                                       Georgia, Mississippi and       deepwater import facility
                                       western Tennessee
Kosmosdale, Kentucky.................  Kentucky, West Virginia and    Eight cement producers
                                       portions of Ohio, Indiana and
                                       Tennessee
Fairborn, Ohio.......................  Central and southern Ohio,     Eight cement producers
                                       eastern and southern Indiana
                                       and Nebraska
Clinchfield, Georgia.................  Georgia                        Seven cement producers and
                                                                      one import facility
Knoxville, Tennessee.................  Eastern Tennessee, North       Nine cement producers and one
                                       Carolina, and portions of      deepwater import terminal
                                       Kentucky, Virginia, South
                                       Carolina, Georgia and Alabama
Wampum, Pennsylvania.................  Western Pennsylvania and       Nine cement producers
                                       northern Ohio
Odessa, Texas........................  West Texas and Texas           Eleven cement producers and
                                       Panhandle, eastern New         an import facility
                                       Mexico, western Oklahoma,
                                       southeastern Colorado and
                                       southwestern Kansas
Lyons, Colorado......................  Northern and central Colorado  Three cement producers and southeastern Wyoming
Pittsburgh, Pennsylvania.............  Western Pennsylvania and       Four cement producers
                                       portions of West Virginia and
                                       Ohio

     Cement is a homogeneous commodity that is manufactured to meet standardized technical specifications and is marketed primarily in bulk quantities without special packaging or labeling. The Company's bagged cement products have historically represented approximately 4 to 5% of the Company's total sales volume. Although previously marketed under regional brand names, bagged cement products are also marketed under the "Southdown" label beginning in 1999. The Company also manufactures limited amounts of premium priced, specialty cement products. Because of the commodity nature of the product, competition among suppliers of cement is based primarily on price, with consistency of quality and service to customers being of lesser significance. The overall demand for cement is relatively price inelastic, however, since cement represents only a small portion of total construction costs and cement has few substitutes in many applications.

     The primary purchasers of cement in each of the Company's regional markets are ready-mixed concrete companies. Except with respect to certain major construction projects, it is not common in the industry to enter into long-term sales contracts. From time-to-time, the Company has entered into annual sales contracts with other cement manufacturers or distributors, but no one customer represents 10% or more of the Company's consolidated revenues. Because long-term contracts generally comprise only a small portion of total sales, the Company does not believe that the concept of "backlog" is relevant for an understanding of the cement industry.

     As a result of the Company's vertical integration, approximately 36% in 1998 and, in both 1997 and 1996, 38% of the cement sold by the Company's Brooksville, Florida plant was sold to the Company's Florida ready-mixed concrete products operations. Approximately 17%, 19% and 18%, respectively, of the cement sold by the Company's California plant in 1998, 1997 and 1996 was sold to the Company's California ready-mixed concrete operations. Other principal customers are manufacturers of concrete products such as blocks, roof tiles, pipes and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, highway and other public works project construction contractors and, in some regions, oil well cementing companies. Approximately 43% in 1998 and, in both 1997 and 1996, 58% of the Company's Texas plant's cement sales volume consisted of sales to oil well cementing companies.

     The Company's sales efforts are concentrated in its 13 sales offices. In addition, the Company utilizes a network of cement distribution terminals, which serves to broaden the Company's marketing area. These cement distribution terminals and sales offices are located as follows:

                         CEMENT DISTRIBUTION TERMINALS

 STATE       CITY          STATE             CITY             STATE           CITY
 -----       ----          -----             ----             -----           ----
Alabama     Birmingham     Georgia         Atlanta           Ohio             Cincinnati(1)
Alabama     Decatur        Georgia         Bainbridge        Ohio             Cleveland
Alabama     Mobile         Georgia         Buford            Ohio             Columbus
Alabama     Montgomery     Georgia         Forest Park       Ohio             Toledo
Arizona     Phoenix        Georgia         Rockmart          Tennessee        Chattanooga
California  La Mirada      Illinois        Chicago           Tennessee        Gray Station
California  Sacramento(2)  Indiana         Evansville(1)(2)  Tennessee        Kingsport
Colorado    Florence       Indiana         Indianapolis(1)   Tennessee        Nashville(2)
Florida     Freeport(2)    Kentucky        Lexington(1)      Texas            Amarillo
Florida     Jacksonville   Michigan        Detroit           West Virginia    Charleston(1)
Florida     Hallendale     Michigan        Ferrysburg        West Virginia    Huntington(1)
Florida     Riviera Beach  North Carolina  Castle Hayne      Wisconsin        Green Bay
Florida     Pensacola      North Carolina  Statesville       Wisconsin        Manitowoc
Florida     Tallahassee    North Carolina  Wilmington        Wisconsin        Milwaukee
Florida     Tampa                                            Ontario, Canada  Owen Sound

                              CEMENT SALES OFFICES

 STATE       CITY            STATE          CITY
 -----       ----            -----          ----
Alabama     Birmingham       Michigan      Detroit
California  Brea             Ohio          Cleveland
Colorado    Denver           Ohio          Fairborn
Florida     Brooksville      Pennsylvania  Pittsburgh(1)
Georgia     Clinchfield      Tennessee     Knoxville
Kentucky    Kosmosdale(1)    Texas         Odessa
                             Wisconsin     Milwaukee

---------------

(1) Owned by Kosmos Cement. The Company operates the joint venture's plants, sales offices and terminals.

(2) Under construction with scheduled opening in 1999.

     Import Competition - During the 1980s there was a surge of unfairly priced cement and clinker imports into the U.S. In response, U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in following years, against imports from Japan and Venezuela. After investigations into the matter, the International Trade Commission and the Department of Commerce decided in favor of the petitioners and issued an antidumping order against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, Commerce suspended investigations of dumped and subsidized imports of cement and clinker from Venezuela, based upon the Venezuelan cement producers' agreement to change their prices to stop the dumping of gray portland cement and clinker from Venezuela into the U.S. and the Venezuelan government's agreement not to subsidize the Venezuelan cement producers.

     As a result of legislation passed by the U.S. Congress in 1994, Commerce and the International Trade Commission will conduct "sunset" reviews of the antidumping orders and suspension agreements beginning in August 1999 to determine whether they should be revoked or remain in effect for another five years. The Company expects the sunset review process to take longer than a year and believes there are strong arguments and evidence to convince Commerce and the International Trade Commission to leave the antidumping remedies in effect. In addition to the sunset reviews, decisions by Commerce, by North American Free Trade Agreement binational panels or by the U.S. Courts on appeal of Commerce's decisions in future administrative reviews could meaningfully reduce the existing antidumping duties. If any of these events were to happen, there could be a negative impact on the Company's results of operations.

     U.S. imports of foreign cement began to increase in the mid-1990's as the use of cement in the U.S. began to recover. The Portland Cement Association has estimated that imports represented approximately 22% of cement used in the U.S. during 1998 as compared with approximately 18% in 1997 and 16% in 1996. Unlike the imports during the 1980's, however, most of the recent imports have provided an additional source of supply rather than disrupting the market with unfair prices. During most of the recent period of strong demand, the prices of cement imports rose. The increase was attributable, at least in part, to the influence of the outstanding antidumping orders and suspension agreements. While the average cost of imported cement rose during 1998, the cost of cement imports from some countries, particularly those from Southeast Asia, have declined. Moreover, independently owned cement operators could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders, such as those in Asia, which could compete with domestic producers. The introduction of low-priced imported cement from such sources could have a negative impact on the Company's results of operations.

     In addition to receiving imported cement into its river based terminal network, the Company owns or leases a total of four deepwater cement terminals in locations capable of receiving imported cement directly. To supplement its production capacity, the Company sought to meet excess demand with limited purchases of imported cement beginning in 1994 and has increased purchases of imported cement in each of the subsequent years, pending the Company's ongoing investments to modernize and expand production capacity. The resumption of dumping of low-priced imports on a large scale could have an adverse impact on such pending investments.

  AGGREGATES SEGMENT

     The Aggregates segment includes mining, processing, packaging and selling construction and specialty aggregates and also fabricating and installing highway safety systems. Numerous aggregates acquisitions by Medusa in 1997 and early 1998 and the merger of Medusa and Southdown in mid 1998 greatly expanded the Company's market presence in this business.

     Construction Aggregates -- These operations mine, crush, screen, wash and sell various sizes of aggregates to the construction industry, primarily for use in the manufacture of asphalt and concrete, as well as in such construction applications as road base, drainage blankets, erosion control and other applications. The Company estimates its annual capacity at about 11 million tons. Construction aggregates are marketed as commodities and as such pricing is the principal method of competition. Most aggregates are sold within a

35 mile radius of the plant and are shipped to the customer by truck. The Company's construction aggregates business has approximately 3,000 customers. The Company believes that it is among the low-cost producers in its primary markets. The Company maintains its low-cost position through continuous plant and quarry efficiency improvement programs.

     Specialty aggregates -- Specialty aggregates operations include two types of minerals products: (a) industrial limestone products and (b) lawn and garden products. For industrial limestone products, white, high calcium limestone is sold for use in the manufacture of white cement, as a calcium supplement for livestock and poultry feeds, to treat acidic water conditions, to neutralize acidic soil for more efficient crop yields, and to scrub sulfur emissions in coal burning generating plants. The white limestone is also pulverized to a fine powder and used to produce joint and caulking compounds, carpet backing, vinyl floor tile, paints, plastics, and PVC pipe. Buff colored limestone is pulverized and marketed for use in the production of asphalt shingles and other roofing products.

     Commercial markets such as golf courses, lawn care, grounds maintenance, water conditioning, and agriculture are served with over 200 specialty mineral products. Lawn and garden operations mine, process, package and distribute to both consumer and commercial markets throughout the eastern half of the U.S. Over 150 products for lawn care, gardening, landscaping and do-it-yourself construction are shipped directly to over 3,500 retail garden centers and home improvement outlets. Lawn and garden products are marketed under both the Southdown(R) and Yardright(R) brand names. Limestone is applied to lawns and agricultural fields to correct soil acidity, primarily in states east of the Mississippi River, where high soil acidity is a problem. The Company believes it has approximately a 35-40% share of the pelletized limestone market it serves. The Company estimates that its three pelletizing operations have combined annual capacity of over 200,000 tons. In addition to pelleted limestone and other related liming products, other core products include pelleted gypsum, white marble chips, natural colored landscaping stone, play sands, packaged concrete and hydrated lime.

     Aggregates Reserves -- Plant by plant, and at current construction aggregates production levels, 95% of the Company's various aggregates reserves will last from at least 10 years to over 50 years. At current production levels, almost 100% of the Company's various mineral reserves will last from 30 years to over 100 years. The following table indicates the location of the Company's construction and specialty aggregates operations:

                  LOCATION                                       LOCATION
                  --------                                       --------
   COARSE AND FINE CONSTRUCTION AGGREGATES            SPECIALTY AGGREGATES (MINERALS)
              Azusa, California                             Lee, Massachusetts
            Moorpark, California                            Sparta, New Jersey
             Bardstown, Kentucky                         Thomasville, Pennsylvania
           Bowling Green, Kentucky                        Paradise, Pennsylvania
              Butler, Kentucky                             Castlewood, Virginia
             Hartford, Kentucky
             Columbia, Missouri
             Sparta, New Jersey
           Lenoir, North Carolina*
        West Pittsburg, Pennsylvania
            Castlewood, Virginia

---------------

* Sold in January 1999.

     Competition in the Aggregates segment includes numerous small and several large aggregate quarry operators. Competition for sales volume is strong and is based primarily on price with consistency of quality and service to customers being of importance, but somewhat lesser significance. The Company's major competitors are Global Stone, Georgia Marble, J.M. Huber and English China Clay in specialty aggregates, and Hanson Boone Quarries, Vulcan Materials Company, Martin Marietta Materials, Inc., Sterling Ventures, and East Fairfield Coal in the construction aggregates market.

     Highway Safety Construction -- Through the James H. Drew Corporation, a wholly-owned subsidiary of the Company based in Indianapolis, Indiana, the Aggregates segment also operates generally in the mid-western states installing highway safety systems such as guardrails, traffic signals, signs, and highway lighting. Although Drew functions primarily as a subcontractor to paving and bridge contractors, approximately 30% of its work is bid directly to state highway departments and municipalities.

  CONCRETE PRODUCTS SEGMENT

     Ready-mixed concrete is a versatile, low-cost building material used in almost all construction applications. Concrete is produced in batch plants by mixing stone, sand, water and chemical admixtures with cement, the basic binding agent, and is transported to the customer's job site in mixer trucks. The Company has vertically integrated its operations in the regional vicinity of its two largest cement plants, which are located in Florida and in California. During the last three years, the Florida concrete products operations have consumed approximately 38% of the cement sold by the Company's Florida cement plant, while the California concrete products operations have purchased between 17% and 19% of the cement sold by the Company's California cement plant. The Company believes that this vertical integration into ready-mixed concrete and concrete products operations enhances its overall competitive position in these markets, where most cement producers are vertically integrated.

     The Company, doing business in both California and in Florida as Southdown Concrete Products, Inc., is a producer of ready-mixed concrete in each area. The California operation sells primarily to commercial and industrial builders, as well as contractors on public construction projects. Southdown Concrete Products in Florida is a major producer and supplier of ready-mixed concrete and concrete masonry. Florida sales include a high percentage of sales to residential builders.

     The Company's Concrete Products segment operates a combined total of approximately 550 ready-mixed concrete trucks, approximately 66 batch plants and 9 concrete block plants. The Company's estimate of its combined annual practical capacity as of December 31, 1998 is in excess of 4.5 million cubic yards. The Company's concrete products operations in California and Florida each purchase most of their cement from the Company's cement plants in California and Florida, respectively. The California concrete products operations extract their sand and gravel primarily from the two California aggregate quarries. The Company currently purchases sand and gravel for use in its Florida ready-mixed concrete operations under a long-term aggregate supply contract. Alternative supplies of cement and aggregate are readily available from other sources, if necessary.

  Market Conditions

     The demand for concrete products is derived from the demand for construction. The construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable interest rates and cyclical fluctuations in regional economies. The burden of relatively high fixed costs results in a disproportionate impact on profits from only minor variations in sales volume. Seasonal factors are not as significant in the market areas served by the Company's concrete products businesses as in some markets, but construction activity tends to diminish during prolonged periods of inclement weather. In 1998, Company sales volumes were 3.6 million cubic yards of ready-mixed concrete. Ready-mixed concrete sales volumes totaled approximately
3.7 million cubic yards in both 1997 and 1996.

     Competition within each market includes numerous small and several large ready-mixed concrete operators. Competition for sales volume is strong, and is based primarily on price, with consistency of quality and service to customers being of lesser significance. In Florida, the Company's principal competitors include Tarmac Florida, Inc., Rinker Materials Corp. and Florida Rock Industries, Inc. In California, the Company's principal competitors include United Ready-Mixed Concrete Co. Inc., A&A Ready-Mixed Concrete, Inc., Robertson's Ready Mix, Inc. and Catalina Pacific Concrete, Inc.

  ENVIRONMENTAL MATTERS

     The Company is subject to a wide range of federal, state and local laws, regulations and ordinances dealing with the protection of human health and the environment. These laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. These laws also create a shared liability by responsible parties for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. The Company or its predecessors have conducted industrial operations at the Company's cement manufacturing facilities for many years. As was common in the industry, the Company in the past disposed of various materials used in its cement manufacturing and concrete products operations in onsite and offsite facilities. Today, some of these materials may be classified as hazardous substances. The Company, therefore, may have to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

     Several of the Company's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. While some of these matters have been settled, others are in their preliminary stages and may not be resolved for years. The information developed to date on these matters is not complete. Based on what it knows currently, however, the Company does not believe it will be required to spend significantly more on these matters than the amounts already recorded in the Company's financial statements. However, until all (1) environmental studies and investigations, (2) remediation work, (3) negotiations with other parties that may be responsible, or (4) litigation against other potential sources of recovery have been completed, it is impossible to determine the ultimate cost that the Company might incur to resolve these environmental matters.

     Cement Kiln Dust -- Cement manufacturing plants, depending on their process design, raw materials characteristics, product specifications and other factors, may generate a low toxicity by-product known as cement kiln dust or CKD. Most manufacturing plants in the industry typically disposed of CKD in and around their plant sites since the inception of cement manufacturing operations. CKD is currently not regulated as a hazardous waste. The U.S. Environmental Protection Agency decided in 1995 that some further regulation of CKD was necessary. At the same time, the U.S. EPA stated that it (1) found no evidence of risks associated with the use of cement products and (2) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA began a rulemaking process in order to develop specially tailored CKD management standards. The Company expects the U.S. EPA to propose new CKD standards by the end of 1999. Once finalized, these new CKD standards may require the cement industry to implement new management practices for this waste material.

     If CKD becomes saturated with water, liquid that leaches out may have an alkalinity level high enough to be classified as hazardous. Saturated CKD may also leach out certain hazardous trace metals if they are present. Discharges of pollutants have been alleged from two CKD sites in the vicinity of the Company's Ohio cement plant and one site in the vicinity of its recently acquired Medusa cement plant in Michigan. For one of the Ohio sites, the Company has previously recorded remediation charges totaling approximately $13 million where leaching occurred. The Company is involved in a lawsuit with a private party over the other Ohio site, but the Company believes it has no liability in the matter since the Company no longer owns the property and, therefore, should have no ongoing obligation to obtain a permit for the alleged discharge from the site, the sole allegation in the lawsuit.

     The Company is investigating potential contamination from a total of nine separate CKD piles at its cement plant in Michigan. The Company is also working with a consultant and the Michigan Department of Environmental Quality to develop a new on-site CKD landfill. During 1997, Medusa proposed building a new landfill on top of one of the identified CKD piles. The new $2 million landfill is expected to remedy the problems with three existing CKD piles, because the new landfill will serve to cap one of the existing CKD piles and two others will be relocated into the new landfill. The new landfill, as permitted, would also be large enough for the disposal of CKD generated in the future for the next 30 years. The Michigan Department of Environmental Quality gave final approval for construction of this landfill in April 1998.

     The Company's Michigan cement plant has also submitted plans to the Michigan Department of Environmental Quality concerning the remediation of the other six identified CKD piles. These plans are currently under review by the Michigan Department of Environmental Quality. The Company estimates total costs associated with these plans are in the range of $5 million to $9 million. In the fourth quarter of 1997, Medusa accrued $3.6 million related to various non-capital costs associated with the nine CKD piles. As a result of further investigation, the Company accrued an additional $1.6 million in CKD remediation costs in June 1998, based on the most current information available. The Company does not know when or if the various remediation proposals will be approved by the Michigan Department of Environmental Quality. At the present time, the Company does not know the ultimate cost to resolve these issues or over what period the Company will incur these costs.

     The California Regional Water Quality Control Board required the Company to investigate the status of two CKD disposal sites at the Company's California cement plant. The initial phase of the investigation showed no deleterious impacts to groundwater at one site, but the Company is continuing to monitor the groundwater at this site. The Company believes there is little likelihood of groundwater impacts at the second California site because of the great depth to groundwater aquifers.

     The Georgia EPA has required the Company's Clinchfield, Georgia cement plant to investigate potential groundwater impacts from a landfill at the plant. Although groundwater monitoring at this plant is in its initial phase, the results to date do not indicate there were releases from the landfill.

     The Company owns a total of approximately 40 CKD disposal sites. The Company has not had reason to conduct meaningful investigation at any of its other CKD disposal sites.

     Clean Air Act -- Regulations issued under the Clean Air Act Amendments of 1990 May result in increased capital and operational expenses for the Company in the future. The Company does not know how much of an increase that might be. In addition, the U.S. EPA is developing air toxics regulations for a broad range of industrial sectors, including portland cement manufacturing. If enacted, these new standards would apply to everyone in the industry. However, because of the age, condition and design of its plants, management believes the Company would not be at a disadvantage with respect to its competitors.

     In July 1997, the U.S. EPA promulgated revisions to two National Ambient Air Quality Standards under the Clean Air Act -- particulate matter and photochemical oxidants (ozone). Because of the nature of the Company's operations, the proposed addition of a particulate matter standard that will regulate particles 2.5 microns or less in diameter, and the regulation of nitrogen oxides emissions as the precursor pollutants to ozone, is of potential concern. Implementation of these new standards will not immediately have an impact on industrial operations. The first step is a several-year data collection and analysis activity by the states to determine whether or not the state will be able to meet the new standards. If a state is unable to demonstrate that it attains the standards, it will then be required to modify its air quality implementation plan to describe actions to meet the new standards. It is presently unknown whether states in which the Company operates will be able to meet the new standards, how the states will modify their implementation plans to demonstrate compliance and/or the ultimate technology and cost impact on the Company's operations.

     Another evolving issue of potential significance to the Company is global warming and the international accord on carbon dioxide stabilization/reduction. Carbon dioxide is a greenhouse gas many scientists and others believe contributes to a warming of the Earth's atmosphere. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure greenhouse gas stabilization and/or reduction after the turn of the century. The conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The protocol establishes quantified emission reduction commitments for certain developed countries, including the U.S., and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. The protocol was made available for signature by member countries starting in the spring of 1998. The protocol will require Senate ratification and enactment of implementing legislation before it becomes effective in the United States.

     The consequences of greenhouse gas reduction measures for cement producers are potentially significant because carbon dioxide is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). In addition, carbon dioxide is generated in the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on the Company until governmental requirements are defined and/or the Company can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuel can be substituted.

     The Company's Wampum, Pennsylvania cement plant has received five Notices of Violation from the U.S. EPA alleging certain air emission violations. The U.S. EPA has referred these notices to the U.S. Department of Justice for potential civil enforcement. Three of the notices allege opacity and fugitive emissions violations of Pennsylvania law and maintain that the provisions are enforceable by federal authorities. The two remaining notices allege visible emissions violations related to the provisions of the plant's state operating permit for burning waste-derived liquid fuel. These notices also maintain that the state permit provisions are enforceable by federal authorities.

     The parties have negotiated a preliminary agreement in principle subject also to the negotiation of a mutually agreeable consent decree. The Company anticipates that the consent decree will include future compliance obligations and penalty payments. The Company does not expect the penalty payments to materially exceed the amount the Company has already reserved for this matter. Discussions are still ongoing, however, and therefore, the Company is unable at this time to provide assurances as to the ultimate liability that may be associated with these matters.

     Waste-Derived Liquid Fuels -- The Company operates two cement plants (Wampum, Pennsylvania and Demopolis, Alabama) that historically have used waste-derived liquid fuels as a supplemental fuel source. The use of waste-derived liquid fuels is subject to emission limits and other requirements under the Resource Conservation and Recovery Act and regulations issued under the Act. The regulations apply to plants operating under "interim status" while the plants go through the process to get a RCRA permit. The regulations are extremely complex. The Company is required to test periodically for compliance with the rules and submit certificates of compliance. The tests are subject to monitoring and review by the U.S. EPA. The Company believes it is complying with the regulations. The Company cannot say for certain, however, that the U.S. EPA or other agencies will always agree with the Company or not require additional tests or levy fines for non-compliance.

     Following the merger with Medusa Corporation, the Company thoroughly evaluated the use of waste-derived liquid fuel at these two plants and decided the practice is incompatible with the Company's other cement operations because it reduces productivity, increases compliance costs, and has the potential to create other liabilities. The Company has already stopped burning waste-derived liquid fuel at one of the two plants and intends to stop burning waste-derived liquid fuel at the second plant in early 1999. Environmental regulations require plants that have used waste-derived liquid fuel to go through "closure procedures" once the use of these fuels ceases. The Company anticipates it will have completed closure requirements at both plants by June 30, 1999. Of the $82.9 million initial estimate of merger related transaction costs, $2.2 million represents costs related to exiting this incompatible business activity. The charge includes the estimated cost of the closure procedure and the writedown of the Company's assets associated with the waste-derived liquid fuel handling.

     In April 1998, the Company entered into a Consent Order with the U.S. EPA that requires the Company to take samples at six of the seven areas the U.S. EPA has identified as "solid waste management units" at the Kosmosdale cement plant. The Consent Order itself does not (1) require remediation, (2) provide a mechanism for remediation, or (3) require any payment by the Company to the U.S. EPA. If the Company finds no hazardous constituents of concern at the solid waste management units or if there does not appear to be a threat to human health or the environment from such constituents, then the U.S. EPA will provide a "no further action determination." If hazardous constituents are present at levels of concern at any of the solid waste management units, the Consent Order provides a way for the U.S. EPA to require in-depth investigation and an analysis of whether remediation is necessary at any solid waste management units. In a similar situation, the Company received notice in February 1999 that no further action is required at the present time at the twenty-five solid waste management units at the Company's Knoxville, Tennessee cement plant.

     Concrete Products -- As with the cement operations, the concrete products operations are presently the subject of extensive local, state or federal environmental laws and regulations.

     Aggregates Acquisitions -- During 1997, Medusa assumed $8.1 million in estimated environmental liabilities related to three aggregates acquisitions. Environmental matters related to the acquired properties include (1) environmental cleanup, (2) containment and compliance matters including waste lime, coal ash and kiln brick issues, (3) wetland considerations, and (4) underground and above ground storage tank removal. Although the Company believes the $8.1 million reserve on its books is adequate to remedy these environmental problems, it is impossible to know with certainty until all work is complete.

     The Company, along with other entities with operations in the San Gabriel basin in the vicinity of Azusa, California, has received notices of potential responsibility and requests for information by the U.S. EPA. The Company presently leases and operates a quarry in the vicinity of Azusa, which the Company sold, together with a related landfill, to a subsidiary of Browning-Ferris Industries, Inc. in 1987. Browning-Ferris is contractually obligated to indemnify the Company for any environmental liability arising from the Company's prior ownership of the land comprising its current aggregates and ready-mixed plant and the landfill site. Browning-Ferris is also contractually obligated to indemnify the Company for any environmental liability arising from the Company's operation of the Azusa landfill prior to the sale of the property to Browning-Ferris in 1987. The Company has formally requested that Browning-Ferris indemnify and defend the Company with respect to these matters, but is unable to quantify the amount of indemnification being sought.

     Recurring Costs of Environmental Compliance -- Management believes that the Company's current procedures and practices for handling and management of materials are generally consistent with industry standards and legal requirements and that appropriate precautions are taken to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Owners and operators of industrial facilities may be subject to fines or other actions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to hazardous substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

     The Company's compliance with the exacting requirements and varying interpretations of applicable laws and regulations related to the protection of human health and the environment requires substantial expenditures and significant amounts of management time and energy. Although the Company does not maintain records that segregate such costs from the other costs of on-going operations, management believes recurring environmental compliance costs are a material component of total costs. In addition to current period expenses, the Company typically spends several million dollars a year on capital projects related to environmental compliance. Approximately $13.6 million, 7% of the budgeted 1999 capital expenditures, is related to compliance with environmental regulations.

     While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, the Company considers this to be an integral part of its business. As a consequence, management does not believe that environmental compliance expenditures place the Company at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the U.S. However, because of the complexity and uncertainty of existing and future environmental requirements, permit conditions, costs of new and existing technology, potential remedial costs and insurance coverages, and/or enforcement-related activities and costs, it is difficult for management to estimate the ultimate level of Company expenditures related to environmental matters. While amounts accrued and paid in the past have not been material, the Company's capital expenditures and operational expenses for environmental matters have increased and are likely to increase in the future. The Company cannot determine at this time whether capital expenditures and other remedial action that the Company may be required to undertake to comply with the changing environmental protection laws will materially affect its capital expenditures or earnings. With respect to known environmental contingencies, the

Company has recorded provisions for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material effect on the Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 3,700 persons, including approximately 1,750 in the cement manufacturing operations, 1,050 in the concrete products operations, 750 in the aggregates operations and the remainder in the corporate office. Approximately 35% of the employees are represented by collective bargaining units, primarily the International Brotherhood of Boilermakers. Collective bargaining agreements are in effect at all the Company's cement plants, except for the non-union facility located in Florida. Labor agreements with the local union of the United Cement, Lime, Gypsum and Allied Workers Division (International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers, AFL-CIO) covering the hourly workers at the Wampum and Louisville plants and at the Lee plant expire on April 30, 1999 and May 31, 1999, respectively. Other labor contracts expire at various dates between March 1, 2000 and May 1, 2004.

SEGMENT INFORMATION

     Revenues and earnings before interest expense and income taxes contributed by each of the Company's industry segments during the periods indicated as well as identifiable assets, depreciation, depletion and amortization and capital expenditures by segment are presented in Note 4 of Notes to Consolidated Financial Statements, which is incorporated by reference.

ITEM 2. PROPERTIES

     The material appearing under Item 1 is incorporated hereunder by reference, pursuant to Rule 12b-23.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion that any liability related to these lawsuits that exist as of the date of this report, individually or in the aggregate, will not materially exceed the amounts accrued on the Company's books as of December 31, 1998 and will have no material adverse effect on the consolidated financial statements of the Company.

     The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Known Events, Trends and Uncertainties -- Environmental Matters" is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     The information required by this Item appears under the caption "Market Prices and Dividends on Common Stock" on Page 76 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 and such information is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data has been included on page 77 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 and such data is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item appears on Pages 65 through 74 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 and such information is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this Item appears on Page 74 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 and such information is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and supplementary data of the Company and its subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference.

                                                               ANNUAL
                                                               REPORT
                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................     31
Statement of Consolidated Earnings for the years ended
  December 31, 1998, 1997 and 1996..........................     32
Consolidated Balance Sheet as of December 31, 1998 and
  1997......................................................     33
Statement of Consolidated Cash Flows for the years ended
  December 31, 1998, 1997
  and 1996..................................................     34
Statement of Consolidated Comprehensive Income for the years
  ended December 31, 1998, 1997 and 1996....................     34
Statement of Consolidated Shareholders' Equity for the years
  ended December 31, 1998, 1997 and 1996....................     35
Notes to Consolidated Financial Statements..................     36
Selected Quarterly Financial Data (unaudited)...............     75

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item will be included under the captions "Board of Directors", "Executive Officers of the Company", and "Compliance with
Section 16(a) of the Exchange Act", in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be held on May 20, 1999 (the 1999 Proxy Statement) to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item will be included under the caption "Executive Compensation and Other Matters" in the 1999 Proxy Statement to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be included under the caption "Stock Ownership" in the 1999 Proxy Statement to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be included under the caption "Board Compensation Arrangements and Transactions" in the 1999 Proxy Statement to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS

     Item 8 of this report lists certain consolidated financial statements and supplementary data of the Company and its subsidiaries incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1998, which list includes a reference to pertinent page numbers in such Annual Report.

     2. FINANCIAL STATEMENT SCHEDULES

     No schedules are included because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION OF EXHIBIT
        -------                                       ----------------------
            2.1           --  Agreement and Plan of Merger dated as of March 17, 1998, as amended, among Medusa Corporation, the Company and Bedrock Merger
                              Corp. -- incorporated by reference from Exhibit 2.1 to the Company's
                              Registration Statement on Form S-4 (Registration Statement No.
                              333-49161) filed April 2, 1998

           *3.1           --  Restated Articles of Incorporation of the Company, as amended through
                              March 4, 1991

           *3.2           --  Articles of Amendment to the Restated Articles of Incorporation of the
                              Company as amended through June 25, 1998

            3.3           --  Bylaws of the Company amended as of March 26, 1998 -- incorporated by reference from Exhibit 3.3 to the Company's Form 8-A/A dated April 1,
                              1998

            4.1           --  Indenture dated as of March 19, 1996 between the Company and State
                              Street Bank and Trust Company as Trustee as relating to the Company's
                              10% Senior Subordinated Notes due 2006, Series B -- incorporated by reference from Exhibit to the Company's Registration Statement on Form
                              S-4 (Registration No. 333-02585) filed April 17, 1996

            4.2           --  Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report. The Company agrees to furnish a copy of any such instrument to the Commission upon request

            4.3           --  Rights Agreement dated as of March 4, 1991 between the Company and
                              Chemical Shareholder Services Group, Inc. (formerly Texas Commerce Bank
                              National Association) as Rights Agent -- incorporated by reference from
                              Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

        EXHIBIT
         NUMBER                                       DESCRIPTION OF EXHIBIT
        -------                                       ----------------------
          +10.1           --  1987 Stock Option Plan of Southdown, Inc. -- incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the
                              fiscal year ended 1997
         *+10.2           --  1989 Stock Option Plan of Southdown, Inc.
          +10.3           --  Form of Nonqualified Stock Option Agreement -- incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K
                              for the fiscal year ended 1997
         *+10.4           --  Form of Special Severance Program dated May 18, 1989
         *+10.5           --  Form of Supplemental Pension Agreement and amendment to Supplemental
                              Pension Agreement
         *+10.6           --  Form of Employment Agreements between the Company and certain executive officers, as more specifically described below:
                                        NAME OF OFFICER           DATE OF EMPLOYMENT AGREEMENT
                              ----------------------------------- -----------------------------------
                              (a) Clarence C. Comer.............. December 19, 1997
                              (b) J. Bruce Tompkins.............. March 24, 1998
                              (c) Dennis M. Thies................ January 21, 1999
                              (d) Stephen R. Miley............... December 19, 1997
          +10.7           --  Southdown, Inc. Pension Plan as adopted on May 19, 1994 -- incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on
                              Form 10-Q for the quarter ended June 30, 1994
          +10.8           --  Southdown, Inc. Retirement Savings Plan as amended and restated on July
                              1, 1990 -- incorporated by reference from Exhibit 99.2 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
          +10.9           --  Southdown, Inc. Directors' Retirement Plan -- incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                              the quarter ended March 31, 1995
          +10.10          --  First Amendment to the Southdown, Inc. Directors' Retirement Plan
                              -incorporated by reference from Exhibit 10.10 to the Company's Annual
                              Report on Form 10-K for the fiscal year ended 1996
          +10.11          --  Southdown, Inc. 1991 Nonqualified Stock Option Plan for Non-employee
                              Directors -- as amended November 21, 1996 -- incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
                              fiscal year ended 1996
          +10.12          --  Southdown, Inc. Phantom Stock and Deferred Compensation Plan for
                              Non-employee Directors -- incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
                              1996
          +10.13          --  Southdown, Inc. Annual Incentive Plan dated April 11,
                              1996 -- incorporated by reference from Exhibit 10.13 to the Company's
                              Annual Report on Form 10-K for the fiscal year ended 1996
          +10.14          --  Southdown, Inc. Key Employee Share Option Plan effective December 30,
                              1997 -- incorporated by reference from Exhibit 10.15 to the Company's
                              Annual Report on Form 10-K for the fiscal year ended 1997
          +10.15          --  Supplemental Executive Retirement Plan effective October 1, 1997 --
                              incorporated by reference from Exhibit 10.16 to the Company's Annual
                              Report on Form 10-K for the fiscal year ended 1997 .

        EXHIBIT
         NUMBER                                       DESCRIPTION OF EXHIBIT
        -------                                       ----------------------
           10.16          --  Third Amended and Restated Credit Agreement as of November 3, 1995
                              among the Company; Wells Fargo Bank, N.A.; Societe Generale, Southwest
                              Agency; Credit Suisse First Boston; Caisse National De Credit Agricole;
                              Banque Paribas; CIBC Inc.; The Bank of Nova Scotia; and BankBoston,
                              N.A. -- incorporated by reference to Exhibit 99.1 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

           10.17          --  Letter Agreement dated February 29, 1996, amending the Third Amended and Restated Credit Agreement as of November 3, 1995, among the Company and the banks party thereto -- incorporated by reference from Exhibit
                              99.2 to the Company's Registration Statement on Form S-4 (Registration
                              No. 333-02585) filed April 17, 1996

           10.18          --  Amendment Number Two to Third Amended and Restated Credit Agreement,
                              dated as of September 30, 1996, among the Company; Wells Fargo Bank,
                              N.A.; Societe Generale, Southwest Agency; Credit Suisse First Boston;
                              Caisse National De Credit Agricole; Banque Paribas; CIBC, Inc.; The
                              Bank of Nova Scotia; and the BankBoston, N.A. -- incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form
                              10-Q for the quarter ended June 30, 1997

           10.19          --  Amendment Number Three to the Third Amended and Restated Credit
                              Agreement, dated as of August 6, 1997, among the Company, Wells Fargo
                              Bank, N.A.; Societe Generale, Southwest Agency; Credit Suisse First
                              Boston; Caisse National De Credit Agricole; Banque Paribas; CIBC, Inc.;
                              The Bank of Nova Scotia; and BankBoston, N.A. -- incorporated by reference from Exhibit 99.3 to the Company's Quarterly Report on Form
                              10-Q for the quarter ended June 30, 1997

           10.20          --  Amendment Number Four to the Third Amended and Restated Credit
                              Agreement, dated as of August 6, 1997, among the Company, Wells Fargo
                              Bank, N.A.; Societe Generale, Southwest Agency; The Bank of Nova
                              Scotia; Credit Suisse First Boston; Credit Agricole Indosuez; an
                              affiliate of Canadian Imperial Bank of Commerce; Bank Paribas and
                              BankBoston, N.A. -- incorporated by reference from Exhibit 99.1 to the
                              Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                              1998

          *10.21          --  Amendment Number Five to the Third Amended and Restated Credit
                              Agreement, dated as of December 18, 1998, among the Company, Wells
                              Fargo Bank, N.A.; Societe Generale, Southwest Agency; The Bank of Nova
                              Scotia; Credit Suisse First Boston; Credit Agricole Indosuez; PNC Bank,
                              N.A.; Bank Paribas and BankBoston, N.A

           10.22          --  Agreement dated May 1, 1998 by and between the Company and the Cement,
                              Lime, Gypsum and Allied Workers Division, International Brotherhood of
                              Boilermakers, Iron Builders, Blacksmiths, Forgers and Helpers, AFL-CIO,
                              Local Union D-23 -- incorporated by reference from Exhibit 99.2 to the
                              Company's Quarterly Report on Form 10-Q for the Quarter ended June 30,
                              1998

           10.23          --  Agreement dated May 1, 1998 by and between the Company and the Cement,
                              Lime, Gypsum and Allied Workers Division, International Brotherhood of
                              Boilermakers, Iron Builders, Blacksmiths, Forgers and Helpers, AFL-CIO,
                              Local Union D-480 -- incorporated by reference from Exhibit 99.3 to the
                              Company's Quarterly Report on Form 10-Q for the Quarter ended June 30,
                              1998

           10.24          --  Agreement dated March 1,1998 by and between the Company and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-357 -- incorporated by reference from
                              Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for the
                              Quarter ended June 30, 1998

        EXHIBIT
         NUMBER                                       DESCRIPTION OF EXHIBIT
        -------                                       ----------------------
           10.25          --  Agreement dated May 1, 1996 by and between Kosmos Cement Company and the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-595 -- incorporated by reference from
                              Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1996

           10.26          --  Agreement dated August 16, 1993, as amended November 16, 1995, by and between the Company and the United Paperworkers International Union,
                              Local 30049 -- incorporated by reference from Exhibit 10.14 to the
                              Company's Annual Report on Form 10-K for the fiscal year ended December
                              31, 1995

           10.27          --  Agreement dated as of December 15, 1997 between Kosmos Cement Company and International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-592 -- incorporated by reference from
                              Exhibit 10.23 to the Company's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1997

          *10.28          --  Agreement dated May 1, 1996 by and between Medusa Corporation and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Local Lodge D-79 .

          *10.29          --  Agreement dated July 31, 1998 by and between the Company and the United
                              Cement, Lime, Gypsum and Allied Workers Division, Boilermakers
                              International Union, A.F.L.-C.I.O., Local D-476

           10.30          --  Agreement dated March 1, 1995 by and between the Company and Cement,
                              Lime and Gypsum Worker's Division Boilermaker's Union, Lodge D-140 --
                              incorporated by reference from Exhibit 99.1 to the Company's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1995

           10.31          --  Agreement dated June 21, 1995 by and between the Company and the
                              International Union of Operating Engineers, Local Union No.
                              9 -- incorporated by reference from Exhibit 99.2 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

          *10.32          --  Agreement dated May 1, 1996 by and between Medusa Corporation and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-173

          *10.33          --  Agreement dated May 1, 1998 by and between Medusa Corporation and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-480

          *10.34          --  Agreement dated May 1, 1998 by and between Medusa Corporation and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-23

          *11             --  Statement of computation of per share earnings

          *13.1           --  Financial Section (pages 31-77) of the Company's Annual Report to
                              Shareholders for the fiscal year ended December 31, 1998

          *21             --  Significant Subsidiaries of Southdown, Inc. as of December 31, 1998

          *23             --  Consent of independent auditors

          *27             --  Financial Data Schedule

---------------

* Filed herewith

+ Compensatory plan or management agreement.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          SOUTHDOWN, INC.
                                            (Registrant)

                                          By      /s/ CLARENCE C. COMER

                                            ------------------------------------
                                                     Clarence C. Comer
                                               President and Chief Executive
                                                           Officer

Date: March 29, 1999

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

                     SIGNATURES                                   POSITIONS                  DATE
                     ----------                                   ---------                  ----

                /s/ CLARENCE C. COMER                  President, Chief Executive       March 29, 1999
-----------------------------------------------------  Officer and Director (Principal
                  Clarence C. Comer                    Executive Officer)

                 /s/ DENNIS M. THIES                   Executive Vice President and     March 29, 1999
-----------------------------------------------------  Chief Financial Officer
                   Dennis M. Thies                     (Principal Financial Officer)

                 /s/ ALLAN KORSAKOV                    Vice President and Corporate     March 29, 1999
-----------------------------------------------------  Controller (Principal
                   Allan Korsakov                      Accounting Officer)

                 /s/ ROBERT S. EVANS                   Director                         March 29, 1999
-----------------------------------------------------
                   Robert S. Evans

                /s/ ROBERT G. POTTER                   Director                         March 29, 1999
-----------------------------------------------------
                  Robert G. Potter

                  /s/ FRANK J. RYAN                    Director                         March 29, 1999
-----------------------------------------------------
                    Frank J. Ryan

                 /s/ WHITSON SADLER                    Director                         March 29, 1999
-----------------------------------------------------
                   Whitson Sadler

                /s/ ROBERT J. SLATER                   Director                         March 29, 1999
-----------------------------------------------------
                  Robert J. Slater

              /s/ DAVID J. TIPPECONNIC                 Director                         March 29, 1999
-----------------------------------------------------
                David J. Tippeconnic

                /s/ J. BRUCE TOMPKINS                  Director                         March 29, 1999
-----------------------------------------------------
                  J. Bruce Tompkins

              /s/ GEORGE E. UDING, JR.                 Director                         March 29, 1999
-----------------------------------------------------
                George E. Uding, Jr.

               /s/ V. H. VAN HORN, III                 Director                         March 29, 1999
-----------------------------------------------------
                 V. H. Van Horn, III

               /s/ STEVEN B. WOLITZER                  Director                         March 29, 1999
-----------------------------------------------------
                 Steven B. Wolitzer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION OF EXHIBIT
        -------                                       ----------------------
            2.1           --  Agreement and Plan of Merger dated as of March 17, 1998, as amended, among Medusa Corporation, the Company and Bedrock Merger
                              Corp. -- incorporated by reference from Exhibit 2.1 to the Company's
                              Registration Statement on Form S-4 (Registration Statement No.
                              333-49161) filed April 2, 1998
           *3.1           --  Restated Articles of Incorporation of the Company, as amended through
                              March 4, 1991
           *3.2           --  Articles of Amendment to the Restated Articles of Incorporation of the
                              Company as amended through June 25, 1998
            3.3           --  Bylaws of the Company amended as of March 26, 1998 -- incorporated by reference from Exhibit 3.3 to the Company's Form 8-A/A dated April 1,
                              1998
            4.1           --  Indenture dated as of March 19, 1996 between the Company and State
                              Street Bank and Trust Company as Trustee as relating to the Company's
                              10% Senior Subordinated Notes due 2006, Series B -- incorporated by reference from Exhibit to the Company's Registration Statement on Form
                              S-4 (Registration No. 333-02585) filed April 17, 1996
            4.2           --  Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report. The Company agrees to furnish a copy of any such instrument to the Commission upon request
            4.3           --  Rights Agreement dated as of March 4, 1991 between the Company and
                              Chemical Shareholder Services Group, Inc. (formerly Texas Commerce Bank
                              National Association) as Rights Agent -- incorporated by reference from
                              Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
          +10.1           --  1987 Stock Option Plan of Southdown, Inc. -- incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the
                              fiscal year ended 1997
         *+10.2           --  1989 Stock Option Plan of Southdown, Inc.
          +10.3           --  Form of Nonqualified Stock Option Agreement -- incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K
                              for the fiscal year ended 1997
         *+10.4           --  Form of Special Severance Program dated May 18, 1989
         *+10.5           --  Form of Supplemental Pension Agreement and amendment to Supplemental
                              Pension Agreement
         *+10.6           --  Form of Employment Agreements between the Company and certain executive officers, as more specifically described below:
                                        NAME OF OFFICER           DATE OF EMPLOYMENT AGREEMENT
                              ----------------------------------- -----------------------------------
                              (a) Clarence C. Comer.............. December 19, 1997
                              (b) J. Bruce Tompkins.............. March 24, 1998
                              (c) Dennis M. Thies................ January 21, 1999
                              (d) Stephen R. Miley............... December 19, 1997
          +10.7           --  Southdown, Inc. Pension Plan as adopted on May 19, 1994 -- incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on
                              Form 10-Q for the quarter ended June 30, 1994
          +10.8           --  Southdown, Inc. Retirement Savings Plan as amended and restated on July
                              1, 1990 -- incorporated by reference from Exhibit 99.2 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1994

        EXHIBIT
         NUMBER                                       DESCRIPTION OF EXHIBIT
        -------                                       ----------------------
          +10.9           --  Southdown, Inc. Directors' Retirement Plan -- incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                              the quarter ended March 31, 1995

          +10.10          --  First Amendment to the Southdown, Inc. Directors' Retirement Plan
                              -incorporated by reference from Exhibit 10.10 to the Company's Annual
                              Report on Form 10-K for the fiscal year ended 1996

          +10.11          --  Southdown, Inc. 1991 Nonqualified Stock Option Plan for Non-employee
                              Directors -- as amended November 21, 1996 -- incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
                              fiscal year ended 1996

          +10.12          --  Southdown, Inc. Phantom Stock and Deferred Compensation Plan for
                              Non-employee Directors -- incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
                              1996

          +10.13          --  Southdown, Inc. Annual Incentive Plan dated April 11,
                              1996 -- incorporated by reference from Exhibit 10.13 to the Company's
                              Annual Report on Form 10-K for the fiscal year ended 1996

          +10.14          --  Southdown, Inc. Key Employee Share Option Plan effective December 30,
                              1997 -- incorporated by reference from Exhibit 10.15 to the Company's
                              Annual Report on Form 10-K for the fiscal year ended 1997

          +10.15          --  Supplemental Executive Retirement Plan effective October 1,
                              1997 -- incorporated by reference from Exhibit 10.16 to the Company's
                              Annual Report on Form 10-K for the fiscal year ended 1997 .

           10.16          --  Third Amended and Restated Credit Agreement as of November 3, 1995
                              among the Company; Wells Fargo Bank, N.A.; Societe Generale, Southwest
                              Agency; Credit Suisse First Boston; Caisse National De Credit Agricole;
                              Banque Paribas; CIBC Inc.; The Bank of Nova Scotia; and BankBoston,
                              N.A. -- incorporated by reference to Exhibit 99.1 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

           10.17          --  Letter Agreement dated February 29, 1996, amending the Third Amended and Restated Credit Agreement as of November 3, 1995, among the Company and the banks party thereto -- incorporated by reference from Exhibit
                              99.2 to the Company's Registration Statement on Form S-4 (Registration
                              No. 333-02585) filed April 17, 1996

           10.18          --  Amendment Number Two to Third Amended and Restated Credit Agreement,
                              dated as of September 30, 1996, among the Company; Wells Fargo Bank,
                              N.A.; Societe Generale, Southwest Agency; Credit Suisse First Boston;
                              Caisse National De Credit Agricole; Banque Paribas; CIBC, Inc.; The
                              Bank of Nova Scotia; and the BankBoston, N.A. -- incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form
                              10-Q for the quarter ended June 30, 1997

           10.19          --  Amendment Number Three to the Third Amended and Restated Credit
                              Agreement, dated as of August 6, 1997, among the Company, Wells Fargo
                              Bank, N.A.; Societe Generale, Southwest Agency; Credit Suisse First
                              Boston; Caisse National De Credit Agricole; Banque Paribas; CIBC, Inc.;
                              The Bank of Nova Scotia; and BankBoston, N.A. -- incorporated by reference from Exhibit 99.3 to the Company's Quarterly Report on Form
                              10-Q for the quarter ended June 30, 1997

        EXHIBIT
         NUMBER                                       DESCRIPTION OF EXHIBIT
        -------                                       ----------------------
           10.20          --  Amendment Number Four to the Third Amended and Restated Credit
                              Agreement, dated as of August 6, 1997, among the Company, Wells Fargo
                              Bank, N.A.; Societe Generale, Southwest Agency; The Bank of Nova
                              Scotia; Credit Suisse First Boston; Credit Agricole Indosuez; an
                              affiliate of Canadian Imperial Bank of Commerce; Bank Paribas and
                              BankBoston, N.A. -- incorporated by reference from Exhibit 99.1 to the
                              Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                              1998

          *10.21          --  Amendment Number Five to the Third Amended and Restated Credit
                              Agreement, dated as of December 18, 1998, among the Company, Wells
                              Fargo Bank, N.A.; Societe Generale, Southwest Agency; The Bank of Nova
                              Scotia; Credit Suisse First Boston; Credit Agricole Indosuez; PNC Bank,
                              N.A.; Bank Paribas and BankBoston, N.A

           10.22          --  Agreement dated May 1, 1998 by and between the Company and the Cement,
                              Lime, Gypsum and Allied Workers Division, International Brotherhood of
                              Boilermakers, Iron Builders, Blacksmiths, Forgers and Helpers, AFL-CIO,
                              Local Union D-23 -- incorporated by reference from Exhibit 99.2 to the
                              Company's Quarterly Report on Form 10-Q for the Quarter ended June 30,
                              1998

           10.23          --  Agreement dated May 1, 1998 by and between the Company and the Cement,
                              Lime, Gypsum and Allied Workers Division, International Brotherhood of
                              Boilermakers, Iron Builders, Blacksmiths, Forgers and Helpers, AFL-CIO,
                              Local Union D-480 -- incorporated by reference from Exhibit 99.3 to the
                              Company's Quarterly Report on Form 10-Q for the Quarter ended June 30,
                              1998

           10.24          --  Agreement dated March 1,1998 by and between the Company and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-357 -- incorporated by reference from
                              Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for the
                              Quarter ended June 30, 1998

           10.25          --  Agreement dated May 1, 1996 by and between Kosmos Cement Company and the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-595 -- incorporated by reference from
                              Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1996

           10.26          --  Agreement dated August 16, 1993, as amended November 16, 1995, by and between the Company and the United Paperworkers International Union,
                              Local 30049 -- incorporated by reference from Exhibit 10.14 to the
                              Company's Annual Report on Form 10-K for the fiscal year ended December
                              31, 1995

           10.27          --  Agreement dated as of December 15, 1997 between Kosmos Cement Company and International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-592 -- incorporated by reference from
                              Exhibit 10.23 to the Company's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1997

          *10.28          --  Agreement dated May 1, 1996 by and between Medusa Corporation and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Local Lodge D-79 .

          *10.29          --  Agreement dated July 31, 1998 by and between the Company and the United
                              Cement, Lime, Gypsum and Allied Workers Division, Boilermakers
                              International Union, A.F.L.-C.I.O., Local D-476

        EXHIBIT
         NUMBER                                       DESCRIPTION OF EXHIBIT
        -------                                       ----------------------
           10.30          --  Agreement dated March 1, 1995 by and between the Company and Cement,
                              Lime and Gypsum Worker's Division Boilermaker's Union, Lodge D-140 --
                              incorporated by reference from Exhibit 99.1 to the Company's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1995

           10.31          --  Agreement dated June 21, 1995 by and between the Company and the
                              International Union of Operating Engineers, Local Union No.
                              9 -- incorporated by reference from Exhibit 99.2 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

          *10.32          --  Agreement dated May 1, 1996 by and between Medusa Corporation and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-173

          *10.33          --  Agreement dated May 1, 1998 by and between Medusa Corporation and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-480

          *10.34          --  Agreement dated May 1, 1998 by and between Medusa Corporation and the
                              International Brotherhood of Boilermakers, Cement, Lime, Gypsum and
                              Allied Workers Division, Lodge D-23

          *11             --  Statement of computation of per share earnings

          *13.1           --  Financial Section (pages 31-77) of the Company's Annual Report to
                              Shareholders for the fiscal year ended December 31, 1998

          *21             --  Significant Subsidiaries of Southdown, Inc. as of December 31, 1998

          *23             --  Consent of independent auditors

          *27             --  Financial Data Schedule

---------------

* Filed herewith

+ Compensatory plan or management agreement.