Form 10-Q
period 1999-03-31
SOUTHDOWN INC
filed 1999-05-11
CIK 313058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

      At April 30, 1999 there were 38.2 million common shares outstanding.

================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                    ----------------------------------------

                                      INDEX
                                      -----


                                                                         PAGE
                                                                          No.
                                                                          ---

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              March 31, 1999 and December 31, 1998                        1

            Statement of Consolidated Earnings
              Three months ended March 31, 1999 and 1998                  2

            Statement of Consolidated Cash Flows
              Three months ended March 31, 1999 and 1998                  3

           Statement of Selected Consolidated Segment Data
              Three months ended March 31, 1999 and 1998                  4

            Statement of Consolidated Shareholders' Equity
              Three months ended March 31, 1999                           5

           Statement of Consolidated Comprehensive Income
              Three months ended March 31, 1999 and 1998                  5

            Notes to Consolidated Financial Statements                    6

            Independent Accountants' Review Report                       14

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        15

Item 3.     Qualitative and Quantitative Disclosures
              about Market Risk                                          27


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            27

Item 6.     Exhibits and Reports on Form 8-K                             28

                          PART I. FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                             (IN MILLIONS)
                                                  -----------------------------
                                                    MARCH 31,       DECEMBER 31,
                                                      1999              1998
                                                  -----------       -----------
 ASSETS

Current assets:

    Cash and cash equivalents                     $    134.6        $    143.8
    Short-term investments                              14.8              14.8
    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $5.1 and $4.9                                  29.5             120.0
    Inventories (Note 5)                               130.5             107.7
    Prepaid expenses and other                          13.2              18.4
                                                  ----------        ----------
          Total current assets                         422.6             404.7
Property, plant and equipment, less
  accumulated depreciation, depletion
  and amortization of $687.2 and $679.0                835.9             819.9
Goodwill                                               104.5             105.5
Other long-term assets                                  70.0              70.3
                                                  ----------        ----------
                                                  $  1,433.0        $  1,400.4
                                                  ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt          $      0.5        $      0.6
    Accounts payable and accrued liabilities           152.9             139.3
                                                  ----------        ----------
         Total current liabilities                     153.4             139.9
Long-term debt                                         166.9             167.3
Deferred income taxes                                  139.2             139.4
Minority interest in consolidated joint
  venture                                               29.4              27.7
Long-term portion of postretirement
  benefit obligation                                    90.8              91.5

Other long-term liabilities and deferred
  credits                                               30.8              30.4
                                                  ----------        ----------
                                                       610.5             596.2
Shareholders' equity:
    Common stock, $1.25 par value (Note 6)              49.8              49.8
    Capital in excess of par value                     371.1             370.6
    Reinvested earnings                                455.3             431.6
    Currency translation adjustment                     (1.6)             (1.5)
    Treasury stock, at cost                            (52.1)            (46.3)
                                                  ----------        ----------
                                                       822.5             804.2
                                                  ----------        ----------
                                                  $  1,433.0        $  1,400.4
                                                  ==========        ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)

                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                      THREE MONTHS ENDED
                                                           MARCH 31,

                                                    1999               1998
                                                  ----------        ----------
Revenues                                        $    244.9        $    224.9
                                                ----------        ----------
Costs and expenses:
    Operating                                        163.5             156.2
    Depreciation, depletion and
      amortization                                    17.4              17.2
    Selling and marketing                              6.8               6.9
    General and administrative                        18.0              17.6
    Other income, net                                 (6.7)             (1.1)
                                                ----------        ----------
                                                     199.0             196.8
                                                ----------        ----------
Earnings before interest, income
  taxes and minority interest                         45.9              28.1

Interest income                                        1.8               1.1

Interest expense, net of
  amounts capitalized                                 (3.2)             (4.4)
                                                ----------        ----------

Earnings before income taxes
  and minority interest                               44.5              24.8

Income tax expense                                   (14.6)             (8.8)
                                                ----------        ----------
Earnings before minority interest                     29.9              16.0

Minority interest, net of income taxes                (0.4)             (0.3)
                                                ----------        ----------
Net earnings                                    $     29.5        $     15.7
                                                ==========        ==========

Earnings per common share:
    Basic                                       $     0.76        $     0.41
                                                ==========        ==========
    Diluted                                     $     0.75        $     0.41
                                                ==========        ==========

Average shares outstanding:
    Basic                                             38.7              38.0
                                                ==========        ==========
    Diluted                                           39.1              38.7
                                                ==========        ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                                                                   IN MILLIONS
                                                                          ----------------------------
                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                             1999              1998
                                                                          ----------        ----------
Operating activities:
    Net earnings                                                          $     29.5        $     15.7
    Adjustments to reconcile net
      earnings to cash provided by
      (used in) operating  activities:
         Depreciation, depletion and amortization                               17.4              17.2
         Changes in operating assets and liabilities                           (19.6)            (27.2)
         Other adjustments                                                      (6.2)              2.0
    Net cash used in discontinued operations                                    (0.5)             (0.2)
                                                                          ----------        ----------
Net cash provided by operating activities                                       20.6               7.5
                                                                          ----------        ----------
Investing activities:
    Additions to property, plant and equipment                                 (36.8)            (26.1)
    Purchase of short-term investments                                         (14.8)             (3.9)
    Maturity of short-term investments                                          14.8               0.1
    Proceeds from asset sales                                                   10.8                 -
    Acquisitions, net of cash acquired                                             -              (5.5)
    Other investing activities                                                   1.1              (0.3)
                                                                          ----------        ----------
Net cash used in investing activities                                          (24.9)            (35.7)
                                                                          ----------        ----------
Financing activities:
    Additions to long-term debt                                                    -              27.4
    Reductions in long-term debt                                                (0.6)            (11.7)
    Dividends                                                                   (5.8)             (5.0)
    Contributions from minority partner                                          1.8                 -
    Distributions to minority partner                                           (0.8)             (0.3)
    Other financing activities                                                   0.5              (0.8)
                                                                          ----------        ----------
Net cash (used in) provided by financing activities                             (4.9)              9.6
                                                                          ----------        ----------
Net decrease in cash and cash equivalents                                       (9.2)            (18.6)
Cash and cash equivalents at beginning of period                               143.8              98.9
                                                                          ----------        ----------
Cash and cash equivalents at end of period                                $    134.6        $     80.3
                                                                          ==========        ==========

   Cash payments for income taxes totaled $5.0 million and $1.0 million in the first quarters of 1999 and 1998, respectively. Interest paid, net of amounts capitalized, was $6.1 million and $8.0 million in 1999 and 1998, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF SELECTED CONSOLIDATED SEGMENT DATA

                                   (UNAUDITED)

                                                                   (IN MILLIONS)
                                                      ----------------------------------------
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                      ----------------------------------------
                                                           1999                     1998
                                                      ---------------          ---------------
Contributions to revenues:
    Cement
       Sales to customers                             $      161.5             $     146.6
       Freight to customers and other                          9.2                     8.8
                                                      ------------             -----------
         Total cement revenues                               170.7                   155.4
    Concrete products                                         59.7                    55.2
    Aggregates                                                29.9                    28.2
    Intersegment sales                                       (15.4)                  (13.9)
                                                      ------------             -----------
                                                      $      244.9             $     224.9
                                                      ============             ===========

Contributions to earnings before interest,
  income taxes and minority interest:
    Operating profit
       Cement                                         $       46.1             $      35.8
       Concrete products                                       5.0                     2.3
       Aggregates                                              8.9                     2.1
                                                      ------------             -----------
                                                              60.0                    40.2

    Corporate overhead                                       (14.1)                  (12.1)
                                                      ------------             -----------
                                                      $       45.9             $      28.1
                                                      ============             ===========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                   (IN MILLIONS)
                                   -------------------------------------------------------------------------------
                                        COMMON STOCK           CAPITAL                     CURRENCY
                                   -----------------------    IN EXCESS      REINVESTED  TRANSLATION    TREASURY
                                      SHARES      AMOUNT     OF PAR VALUE    EARNINGS     ADJUSTMENT     STOCK
                                   -----------  ----------  ---------------  ----------  ------------- -----------
Balance at December 31, 1998          39.8      $   49.8    $    370.6       $  431.6    $   (1.5)     $  (46.3)

Net earnings                           -             -             -             29.5         -             -

Dividends paid on common stock         -             -             -             (5.8)        -             -

Exercise of stock options              -             -             0.5            -           -             -

Purchase of treasury stock             -             -             -              -           -            (5.8)

Foreign currency translation

   adjustment                          -             -             -              -          (0.1)          -
                                   -----------  ----------  ---------------  ----------  ------------- -----------


Balance at March 31, 1999             39.8      $   49.8    $    371.1       $  455.3    $   (1.6)     $  (52.1)
                                   ===========  ==========  ===============  ==========  ============= ===========


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                     (IN MILLIONS)
                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              1999              1998
                                            --------         ---------

Net income                                 $    29.5        $    15.7
Foreign currency translation
   adjustments, net of tax                      (0.1)             0.1
                                           ---------        ---------
Comprehensive income                       $    29.4        $    15.8
                                           =========        =========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         This quarterly report presents the following financial statements of Southdown, Inc. and subsidiary companies (the "Company"):

         -   The Consolidated Balance Sheet at March 31, 1999,

         - The Statements of Consolidated Earnings, Consolidated Cash Flows, Selected Consolidated Segment Data, and Consolidated Comprehensive Income for the three month periods ended March 31, 1999 and 1998, and

         - The Statement of Consolidated Shareholders' Equity for the three months ended March 31, 1999.

         The financial statements presented in this report were not audited.

         On June 30, 1998, the Company concluded its merger transaction with Medusa Corporation. The March 31, 1998 consolidated financial statements presented provide the combined results of operations, financial position and cash flows of the Company and Medusa. These combined financial results include adjustments to conform the historical accounting policies of Medusa to those of the Company.

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

         To conform these differences to the Company's accounting policies, the consolidated statements of earnings for the three months ended March 31, 1998
(1) report quarterly results based on actual costs, (2) value end of the period inventory at actual cost, and (3) charge all maintenance costs to operating costs as incurred.

         A large percentage of Medusa's planned annual maintenance shutdowns typically occurred in the first half of the year. As a result, in the earlier part of the year, Medusa's actual cost was generally significantly higher than the amounts it had recorded under its standard cost accounting method. To reflect this higher cost, the adjustment from standard cost to actual cost at March 31, 1998 increased the value of the end of period inventory and increased the charge to cost of goods sold. This adjustment was necessary to properly reflect the end of the period inventory for both companies on the same basis. The adjustment at March 31, 1998 also eliminated all of Medusa's deferred shutdown and maintenance costs.

         The revenues and results of operations for the separate companies and the combined amounts included in the consolidated financial statements for the comparative period of the prior year are presented below:


                                                  (IN MILLIONS)
                                           ---------------------------
                                               THREE MONTHS ENDED
                                                 MARCH 31, 1998
                                           ---------------------------
                                            REVENUES      NET EARNINGS (LOSS)
                                           ----------     -------------------
              Southdown                    $   155.8         $  16.5
              Medusa                            69.1            (0.8)
                                           ---------         ---------
                  Combined                 $   224.9         $  15.7
                                           =========         =========


         This report also presents extracts from the Consolidated Balance Sheet at December 31, 1998 drawn from the December 31, 1998 audited financial statements of the Company. This report does not include all disclosures required by generally accepted accounting principles. The reader should also review the 1998 consolidated financial statements and the notes to those statements included in the Company's Annual Report to Shareholders.

         Management believes that the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis. Management also believes that all such adjustments are of a normal recurring nature. The interim statements for the period ended March 31, 1999 do not necessarily indicate what the Company's results will be for the full year. The Company reclassified certain data from the prior year to make it easier to compare both years.

NOTE 2 - ACQUISITION OF MEDUSA CORPORATION:

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

         At March 31, 1999, current liabilities related to merger transaction costs were $3.8 million. While the closure of the Medusa corporate office was completed by the end of the first quarter of 1999, the Company has remaining lease payment obligations related to this office. In addition, the last of the transitional Medusa corporate office personnel were terminated by the end of the first quarter of 1999, but some severance costs were not paid until early in the second quarter of 1999. Details of the merger related costs are as follows:



                                                                          (IN MILLIONS)
                                            ---------------------------------------------------------------------
                                                ACCRUED                                                CURRENT
                                                MERGER              AMOUNTS                            BALANCE
                                                 COSTS               PAID          ADJUSTMENTS       AT 3/31/99
                                            --------------    ---------------     -------------    -------------
         Merger transaction costs and
              professional fees             $     18.4        $      18.7         $     0.9         $     0.6
         Severance costs                          54.3               47.0              (6.7)              0.6
         Closure costs                            10.2                5.7              (1.9)              2.6
                                            ----------        -----------         ---------         ---------
                  Total                     $     82.9        $      71.4         $    (7.7)        $     3.8
                                            ==========        ===========         =========         =========

NOTE 3 - NEW ACCOUNTING STANDARDS:

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is a financial instrument that takes or "derives" its value from the value of some other financial instrument. SFAS No. 133 requires that a company recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Fair value is the amount for which an object would currently change hands between a willing buyer and an independent willing seller. SFAS No. 133 is effective for years beginning after June 15, 1999 and management is currently evaluating what, if any, impact this new accounting standard may have on the Company's consolidated financial statements. The Company held no derivative financial instruments during 1998 or the three months ended March 31, 1999.

NOTE 4 - EARNINGS PER SHARE:

         Basic earnings per share were computed using the average number of common shares outstanding in each of the three month periods ending March 31, 1999 and 1998. Diluted earnings per share for 1999 and 1998 assume the dilutive impact of stock options.

NOTE 5 - INVENTORIES:


                                              (IN MILLIONS)
                                    -----------------------------------
                                      MARCH 31,          DECEMBER 31,
                                        1999                 1998
                                    --------------      ---------------
          Finished goods            $     38.3          $       36.1
          Work in progress                34.1                  14.7
          Raw materials                    7.1                   7.1
          Supplies                        51.0                  49.8
                                    ==============      ===============
                                    $    130.5          $      107.7
                                    ==============      ===============

         Inventories stated on the Last In, First Out method were $68.0 million of total inventories at March 31, 1999 and $46.3 million of total inventories at December 31, 1998 compared with current costs of $84.9 million and $63.2 million, respectively.

NOTE 6 - CAPITAL STOCK:

         In June 1998, the shareholders of the Company voted to amend the Company's Restated Articles of Incorporation, as amended, to increase the authorized number of shares of common stock. The authorized capital stock of the Company comprises 200,000,000 shares of Common Stock, $1.25 par value and 10,000,000 shares of Preferred Stock, $.05 par value. American Stock Transfer & Trust Company serves as the registrar and transfer agent for the Common Stock.

         At March 31, 1999, there were approximately 39,863,000 shares of common stock issued and approximately 38,589,000 shares of common stock outstanding and held of record by approximately 4,268 shareholders. Approximately 4.7 million shares were reserved for future issuance upon exercise of options granted under employee benefit and other plans and stock issued under phantom stock plans. The Company paid a quarterly dividend of $.10 per share of common stock from March 1997 to September 1998. In December 1998, the quarterly dividend was increased to $.15 per share of common stock.

         On March 25, 1999, the Board of Directors approved a common stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. During the last few days of the first quarter of 1999, the Company purchased 108,000 shares of common stock at a cost of $5.8 million, which settled in early April. Subsequent to March 31, 1999, the Company made additional open market purchases of common stock for a total since the authorization of 572,500 shares through May 3, 1999 at a cost of $31.5 million.

NOTE 7 - PROPOSED AMENDMENTS TO NON-EMPLOYEE DIRECTORS'
         COMPENSATION ARRANGEMENTS:

         In March 1999, the Board of Directors of the Company embraced a fundamental change in the way the company's non-employee directors should be compensated The Board believes that it would be preferable for all of the compensation of Board members who are not employees to depend on the development of shareholder value as reflected by the company's stock performance. Consequently, the Board has approved amendments to its compensation arrangements, subject to approval of the amendments to the directors' option plan by the shareholders at the May 1999 annual meeting. The amendments adopted by the Board are:

         Directors' Fees - After the May 1999 annual meeting, no more directors' fees would be paid in cash. All such fees would be replaced by option grants, as described below. The Chairman of the Board would no longer receive $12,500 per month, and the other directors who are not employees would no longer receive $3,000 per month for their services as directors.

         Stock Option Plan for Non-Employee Directors - This plan would be the source of all payments for future service as directors. The Board has approved the following amendments, subject to approval by the shareholders at the May meeting:

         o Starting with the May 1999 annual meeting, each director who is not an employee would receive 7,500 options at each annual meeting after his first election. At the same time, chairmen of Board committees would annually receive an additional 500 options, and the Chairman of the Board would annually receive an additional 18,500 options.

         o The total number shares on which options could be issued under the plan would be increased from 400,000 to 725,000 shares. As of the date of this report, 224,000 options have been issued under the plan, leaving 176,000 available for grant.

         The other material provisions of the plan would not be amended. Options will not be issued under this plan to directors who are employees of the Company. Each new director who is not an employee would still be granted 10,000 options when first elected. Annual grants would be made to each non-employee director on the date of each annual meeting where they continue to serve as a director after their first election. The exercise price of each option would still be the fair market value of the common stock on the date of grant. Each option would become exercisable six months after the date of grant. However, if while the director was serving he dies or was disabled, or there was a change of control of the Company, the options would become exercisable immediately. Each option would still be exercisable until the first to occur (1) ten years from the date of grant or (2) 90 days after the director's service as a director terminates for any reason other than death, disability or retirement under a company retirement plan. If a director's service is terminated for any reason after a change of control, as defined in the plan, the options continue to be exercisable for the full ten-year period.

         Phantom Stock and Deferred Compensation Plan - Benefits under this plan would be frozen, and no new phantom stock in lieu of directors' fees would be paid. Common stock already earned under the plan would still be received by the director when he or she leaves the board. At that time, directors will also receive the fair market value of common stock equal to cash dividends on the common stock that would have been received had the common stock been issued when the directors' fees were earned.

         Directors' Retirement Plan - Benefits under this plan would be frozen, and no new retirement benefits would accrue. Directors would have two choices with respect to benefits already accrued under the plan. They could (1) do nothing, and receive those cash benefits when they retire under the present plan provisions or (2) elect to give up their cash retirement benefits under the plan and instead get phantom stock which they receive upon retirement. Included in first quarter 1999 results is a $1 million charge to earnings related to the discontinuance of the Directors' Retirement Plan.

       Approval - The amendments to the non-employee directors stock option plan require the approval of the company's shareholders. The other changes to the company's directors compensation arrangements described above changes to the directors' fees, the phantom stock plan and the retirement plan - do not require shareholder approval. However, the Board has made its adoption of those changes subject to the shareholders' approval of the amendments to the non-employee directors stock option plan. If the amendments to the stock option plan are not approved, the other amendments will not go into effect. In that case, the existing directors' compensation arrangements would stay in effect, including fees, retirement benefits and annual option grants under the present non-employee directors option plan.

NOTE 8 - CONTINGENCIES:

         The Company has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, and (5) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management, do not total more than 10% of current assets and will not result in losses that would materially affect the Company's consolidated balance sheet. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

         See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 9 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of March 31, 1999 and for the three months then ended follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS

         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of March 31, 1999, and the related consolidated statements of earnings, cash flows and comprehensive income for the three months ended March 31, 1999 and 1998 and the consolidated statement of shareholders' equity for the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1998 and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
Houston, Texas
April 20, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 65 through 74 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

      CONSOLIDATED FIRST QUARTER EARNINGS

           Net earnings for the first quarter of 1999 were $29.5 million, $0.75 per share on a diluted basis, an 88% increase over the $15.7 million, $0.41 per share for the prior year quarter.

           Consolidated revenues in the first quarter of 1999 increased 8.9% over the same period of the prior year, primarily driven by the Cement segment. First quarter 1999 earnings before interest, income taxes and minority interest improved $17.8 million over the same quarter of the prior year, primarily reflecting improved earnings achieved by the Cement segment in 1999.

           The increase in interest income reflects higher levels of investable cash during the first quarter of 1999 compared with the prior year period. Interest expense decreased 27%, primarily because of higher capitalized interest related to construction projects and because there were no revolving credit facility borrowings in the first quarter of 1999.

SEGMENT OPERATING EARNINGS

      CEMENT

           Cement operating earnings for the quarter ended March 31, 1999 were $46.1 million compared with $35.8 million in the prior year quarter. The Cement segment benefited from a 6.6% increase in cement sales volumes and a 3.4% improvement in the average sales price. Higher sales volumes and sales prices reflected strong demand in most market areas. Unit cost of sales declined slightly compared with the prior year quarter, primarily because of a 3.5% increase in clinker production.

           Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                -----------------------------------
                                                                    1999                 1998
                                                                --------------      ---------------
   Tons of cement sold (thousands)                                      2,233               2,095
                                                                ==============      ===============

   Weighted average per ton data:
         Sales price (net of freight to customers)              $       72.32       $       69.96
         Manufacturing and other plant operating costs (1)              52.00               53.36
                                                                --------------      ---------------

         Margin                                                 $       20.32       $       16.60
                                                                ==============      ===============

--------------
(1) Includes fixed and variable manufacturing costs, freight to terminals, cost of purchased cement, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.

      CONCRETE PRODUCTS

           Concrete Products earnings improved to $5 million in the first quarter of 1999 from the $2.3 million earned in 1998. Concrete Products revenues for the March 31, 1999 quarter were higher than the prior year quarter because of both improved ready-mixed concrete sales volumes and prices. A 3% improvement in average concrete products sales prices combined with a 5.2% increase in ready-mix concrete sales volumes resulted in higher operating earnings. Both the Florida and the California market areas realized improved volumes and pricing.

            Sales volumes, average unit price and cost data and unit operating profit margins relating to the Company's sales of ready-mixed concrete appear in the following table:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           ------------------------------------
                                                                1999                  1998
                                                           ---------------       --------------
 Cubic yards of ready-mixed concrete sold (thousands)                849                  807
                                                           ===============       ==============

 Weighted average per cubic yard data:
      Sales price                                          $       59.21         $       57.50
      Operating costs (1)                                          54.86                 55.71
                                                           ---------------       --------------
      Margin (2)                                           $        4.35         $        1.79
                                                           ===============       ==============

--------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.
(2) Does not include concrete block and other related products which totaled $1.3 million and $0.8 million of operating earnings for the three month periods ended March 31, 1999 and 1998, respectively.

      AGGREGATES

           Operating earnings for the Aggregates segment increased to $8.9 million in the first quarter of 1999. Results for the first quarter of 1999 include a $6 million pre-tax gain realized on the sale of the Company's North Carolina quarry. Revenues for the Aggregates segment increased 6% for the first quarter of 1999 compared with the prior year quarter. Sales volumes for the Aggregates segment increased 12% to 2.3 million tons in the first quarter of 1999 because of improved construction aggregates sales volume in both the Mideast and California regions. A 6.6% decline in aggregates sales prices resulted from a higher percentage of lower priced construction aggregates sales in the current quarter compared with the prior year quarter.

           Sales volumes, average unit sales price and cost data and unit operating profit margins relating to the Company's aggregates operations appear in the following table:

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                              1999                 1998
                                           ----------           ----------
Tons of aggregates sold (thousands)             2,263                2,020
                                           ==========           ==========

Weighted average per ton data: (1)
      Sales price                          $      9.47          $     9.72
      Operating costs (2)                         8.06                8.52
                                           -----------          ----------

      Margin                               $      1.41          $     1.20
                                           ==========           ==========

--------------
(1)   Excludes $6 million gain on sale of North Carolina quarry in January 1999.
(2) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

      CORPORATE

           Corporate overhead expenses were $2 million higher for the quarter ended March 31, 1999 than in the first quarter of 1998 because of (1) a $1 million charge related to the discontinuance of the Board of Directors' retirement plan in keeping with proposed changes to the Board's compensation arrangements, subject to shareholder approval, so as to make the arrangements depend more on the development of shareholder value as reflected by the Company's common stock performance and (2) higher corporate administration costs, consulting fees and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

           The Company generated $20.6 million in cash provided by operating activities for the three months ended March 31, 1999, a significant increase over the comparable period in 1998. The Company has used these 1999 operating cash flows, plus existing cash and short-term investment balances and the proceeds from asset sales, to fund $36.8 million in capital additions, primarily related to several expansion/cost reduction projects in the Cement segment, and to pay $5.8 million of dividends on common stock, in addition to meeting all working capital requirements. Internally generated cash flow during the first three months of 1998 and borrowings under the Medusa revolving credit facility were utilized to (1) invest approximately $26.1 million in property, plant and equipment,

(2) pay $11.7 million in long-term debt, (3) fund working capital requirements, and (4) pay dividends on capital stock.

           The Company's revolving credit facility totals $200 million and matures in June 2002. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. At March 31, 1999, there were no borrowings and $67.0 million in letters of credit outstanding under the revolving credit facility, leaving $133.0 million of unused capacity. The Company is in compliance with the financial ratios and covenants contained in the revolving credit agreement and indenture. Management believes the Company's operating cash flows plus its unused capacity under the Company's revolving credit facility provide ample liquidity to fund anticipated capital additions and treasury stock purchases as well as meeting other working capital requirements of the Company.

      CHANGES IN FINANCIAL CONDITION

           The change in the financial condition of the Company between December 31, 1998 and March 31, 1999 reflected the utilization of internally generated cash flow during the period to fund capital expenditures, working capital requirements and capital stock dividends. Accounts and notes receivable increased, primarily because of the strong sales activity occurring in March 1999 relative to lower December 1998 sales. The increase in inventories reflecting the typical build-up of cement inventories during the first quarter of the year was a result of an even greater increase in manufacturing performance relative to the increased sales volume. Prepaid expenses and other decreased because of payments made by the Voluntary Employee Beneficiary Association to fund employee health care costs. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations.

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

           The Company or its predecessors have conducted industrial operations at the Company's cement manufacturing facilities for many years. As was common in the industry, the Company in the past disposed of various materials used in or generated by its cement manufacturing, concrete products and aggregates operations in onsite and offsite facilities. Today, some of these materials may be classified as hazardous substances. In addition, revisions to air quality standards may result in increased capital and operational expenses for a broad range of industrial sectors, including portland cement manufacturing.

           Yet another evolving issue of potential significance to the Company is global warming and the international accord to move toward greenhouse gas stabilization or reduction after the turn of the century. The consequences of greenhouse gas reduction measures for cement producers, if any, could be potentially significant because carbon dioxide is generated from the combustion of fuels and the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on the Company until governmental requirements are defined and/or the Company can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuel can be substituted.

           Several of the Company's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. While some of these matters have been settled, others are in their preliminary stages and may not be resolved for years. The information developed to date on these matters is not complete. Based on what it knows currently, however, the Company does not believe it will be required to spend significantly more on these matters than the amounts already recorded in the Company's financial statements. However, until all (1) environmental studies and investigations, (2) remediation work, (3) negotiations with other parties that may be responsible, or (4) litigation against other potential sources of recovery have been completed, it is impossible for the Company to determine the ultimate cost that it might incur to resolve these environmental matters, except as noted below.

           During 1997-1998, the Company's Wampum, Pennsylvania cement plant received five Notices of Violation from the U.S. EPA alleging certain air emission violations. The U.S. EPA also referred these notices to the U.S. Department of Justice for potential civil enforcement. The parties have negotiated a settlement in principle subject also to the negotiation of a mutually agreeable consent decree, which the Company and the government entities are in the process of drafting. The agreed to penalty payments and future compliance obligations will not exceed the amount the Company has already reserved for this matter.

           While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, the Company considers this to be an integral part of its business. Management believes that the Company's current procedures and practices for handling and management of materials are generally consistent with industry standards and legal requirements and that the Company takes appropriate precautions to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal requirements, there can be no assurance that past or future Company operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. In addition, future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industrial operations to modify various facilities and alter methods of operations at costs that may be substantial. Management, however, does not believe that the Company would be placed at a competitive disadvantage with respect to other companies engaged in similar lines of business in the U.S.

      OTHER CONTINGENCIES

           Import Competition - During the 1980s there was a surge of unfairly priced cement and clinker imports into the U.S. In response, U.S. industry participants, including the Company, filed antidumping petitions in 1989 against imports from Mexico and, in following years, against imports from Japan and Venezuela. After investigations into the matter, the International Trade Commission ("ITC") and the Department of Commerce ("Commerce") decided in favor of the petitioners and issued an antidumping order against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, Commerce suspended investigations of dumped and subsidized imports of cement and clinker from Venezuela, based upon the Venezuelan cement producers' agreement to change their prices to stop the dumping of gray portland cement and clinker from Venezuela into the U.S. and the Venezuelan government's agreement not to subsidize the Venezuelan cement producers.

           As a result of legislation passed by the U.S. Congress in 1994, Commerce and the ITC will conduct "sunset" reviews of the antidumping orders and suspension agreements beginning in August 1999 to determine whether they should be revoked or remain in effect for another five years. The Company expects the sunset review process to take longer than a year and believes there are strong arguments and evidence to convince Commerce and the ITC to leave the antidumping remedies in effect. In addition to the sunset reviews, decisions by Commerce, by NAFTA binational panels or by the U.S. Courts on appeal of Commerce decisions in future administrative reviews could meaningfully reduce the existing antidumping duties. If any of these events were to happen, there could be a negative impact on the Company's results of operations.

           U.S. imports of foreign cement began to increase in the mid-1990's as the use of cement in the U.S. began to increase. The Portland Cement Association has estimated that imports represented approximately 25% of cement used in the U.S. during 1998 as compared with approximately 18% in 1997 and 16% in 1996. Unlike the imports during the 1980's, however, most of the recent imports have provided an additional source of supply rather than disrupting the market with unfair prices. During most of the recent period of strong demand, the prices of cement imports rose. The increase is attributable, at least in part, to the influence of the outstanding antidumping orders and suspension agreements. While the average cost of imported cement rose during 1998, the cost of cement imports from some countries, particularly those from Southeast Asia, have declined. New, independently owned cement import operations could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders such as those in Asia, which could compete with domestic producers and thereby could have a negative impact on the Company's results of operations.

           Year 2000 Compliance - The Company, like most companies relying on automated data processing and other microprocessor controlled equipment, is faced with the task of assuring that these systems are capable of distinguishing 21st century dates from 20th century dates and that they will continue to function properly after the Year 2000. The Company is actively engaged in, but has not yet completed, reviewing, correcting and testing all of its Year 2000 compliance issues. To determine the Company's current exposure, corporate personnel, along with an outside consulting firm specializing in Year 2000 problems, conducted a formal assessment to quantify the task of becoming compliant.

           Based on the results of that assessment, the Company is currently at various stages in the processes of modifying or replacing some of its internally developed and purchased software and its manufacturing process control systems and assessing the need to modify or replace embedded microprocessor controlled equipment. The Company is also taking steps designed to verify the Year 2000 readiness of key third party suppliers, service providers and customers by contacting them and attempting to assess and validate the compliance efforts of these third party sources. As of March 31, 1999, the Company believes it has made significant progress toward resolving its Year 2000 compliance issues. The Company believes that the majority of its financial applications are now Year 2000 compliant, or soon will be. The Company has shifted its main focus to embedded processors in cement, concrete products and aggregates facilities and equipment and assessing potential Year 2000 compliance problems with the Company's material external suppliers of goods, services and data. The Company is conducting internal investigations of its manufacturing plant control systems, its mobile equipment and its other field equipment and devices with embedded microprocessor controls. In some, but not all instances, the Company has already upgraded or replaced time sensitive programs or microprocessors. The Company expects to have all modifications completed by the third quarter of 1999.

           Costs incurred relating to making the Company Year 2000 compliant are expensed in the period in which they are incurred. The Company currently estimates that the cost to comply with Year

2000 requirements will total approximately $2 million to $3 million, including the cost of outside consultants, accelerated software replacement beyond the normal upgrade cycle and the replacement or modification of equipment with embedded microprocessor controls. It is not certain, however, that these estimates are correct or that Year 2000 compliance can be fully achieved.

           With respect to the Company's own internal operations, the most reasonably likely worst case scenario would be a shut down of a production system because of some unforeseen problem with an automated monitoring or control device. The Company is in the process of formulating a Year 2000 contingency plan by the third quarter of 1999 to address risks and possible countermeasures that are expected to include plans for manual intervention of control systems and equipment and may also entail replacement of certain equipment on an emergency basis. It may not be possible, however, to adequately plan for all contingencies.

           The Company does not expect that it will experience a disruption of its operations, but actual results could differ greatly from the Company's plans. Some of the specific problem areas that might cause material differences to occur are (1) the availability and cost of personnel trained in this area,
(2) the ability to identify and correct all relevant computer codes, (3) the ability to identify and correct non-complying microprocessors embedded in other digitally controlled equipment, and (4) the significant degree of interdependence with third party suppliers, service providers and customers. Conditions outside of the Company's control such as problems in the transportation, postal, banking, utility or telecommunication systems, may have a material disruptive effect on the Company's ability to process orders, effect delivery of materials or finished goods, invoice customers or disburse or receive funds. The Company is presently unable to determine the impact on its business if it and the other companies on which it relies do not achieve Year 2000 compliance, or that the impact will not have a material adverse affect on the Company's financial condition or results of operations.

           Kosmos Joint Venture Severance Tax Audit - Kosmos Cement Company is a partnership operated and 75% owned by the Company. In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at its Battletown, Kentucky quarry. The total assessment is approximately $3.7 million, including penalty and interest. Kosmos is contesting the assessment. Kosmos met with the Kentucky Revenue Cabinet in January 1998 to discuss the disputed assessments. Discussions are still ongoing and the Company is unable to evaluate whether an unfavorable outcome is either probable or remote.

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

           Claims for Indemnification - The Mineral Management Service of the Department of the Interior claimed that the Company's former oil and gas subsidiary, Pelto Oil Company, owed royalties on two separate gas contract settlement payments that Pelto received. When the Company sold Pelto in 1989, the Company agreed to protect the purchaser from any future claims related to these two payments. In a 1998 letter, the MMS advised that it was withdrawing its royalty claim in the amount of $1.35 million on one of the settlement payments because of a 1997 court ruling, which prohibited further claims against the current owner of Pelto and that owner's affiliates. The MMS, however, reserved its right to possibly reassert the claim at a later date.

           The Company also disagrees with MMS' claim that an unspecified amount of royalties are owed on the second gas contract settlement payment of $5.9 million. If one or both of MMS' claims against Pelto are ultimately successful, the Company could have liability for royalties, plus late payment charges, in amounts which are not currently determinable. Such expenditures would result in a charge to discontinued operations.

           Discontinued Environmental Services Segment - The Company has both given and received environmental and other indemnifications related to properties the Company previously owned. A few courts have held that such promises to protect other parties from loss for environmental liabilities are unenforceable. At present, the Company is not able to estimate the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, regarding these discontinued operations, except as noted below.

           In late 1994 and the first quarter of 1995, the Company learned of some soil and groundwater contamination at its former Alabama hazardous waste processing facility. Although the Company sold the facility in April 1995, the Company agreed to keep some liability for soil and groundwater contamination at the facility prior to that time. The Company's investigation has not yet determined the extent of the contamination or what sort of cleanup, if any, will be required. It is too early to determine the amount of the Company's exposure to loss with any degree of certainty. The Company has agreed to remediate the soil and groundwater contamination at the Alabama facility to the extent required by law, but it has filed a lawsuit against the former owner of the facility. Claims against the prior owner and other potentially responsible parties could significantly reduce or eliminate the Company's own loss exposure.

           Other - In addition to those matters separately disclosed above, the Company has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, and (5) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management, do not total more than 10% of current assets and will not result in losses that would materially affect the Company's consolidated balance sheet. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

           Disclosure Regarding Forward-Looking Statements - This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company based these statements on current expectations, estimates and projections about the general economy and the Company's lines of business. These statements are generally identifiable by phrases containing words such as "expects," "believes," "anticipates," "estimates" or similar expressions. Statements related to future performance involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, and cannot be guaranteed.

           Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can not say with certainty that what it expects will actually happen. Important factors that could cause actual results to differ materially from the Company's expectations include, among others, (1) significant excess cement production capacity in other parts of the world, specifically Asia, (2) foreign and domestic price competition, (3) the loss or material negative change of existing antidumping orders, (4) cost effectiveness, (5) changes in environmental regulation, (6) abnormal periods of inclement weather, and (7) general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry. The Company cautions the reader to consider these disclosures when reading the forward-looking statements included in this report. Subsequent written and oral forward looking statements made by the Company or by persons acting on behalf of the Company are completely qualified by these cautionary disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company's investments, changes in market interest rates would not have a significant impact on their fair value. Expected maturity dates and average interest rates of long-term debt are essentially unchanged since December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not materially exceed the amounts accrued on the Company's books as of March 31, 1999 and will have no material adverse effect on the Company's results of operations or cash flows.

           The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
              11    Statement of Computation of Per Share Earnings
              15    Independent Accountants' Letter re Unaudited Interim
                    Financial Information
              27.1  Financial Data Schedule - Three months ended
                    March 31, 1999

(b)      Reports on Form 8-K
         No Reports on Form 8-K were filed during the three month period ended March 31, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SOUTHDOWN, INC.
                                      ---------------------------------------
                                                    (Registrant)



Date:  May 10, 1999               By:              DENNIS M. THIES
                                      ---------------------------------------
                                                   Dennis M. Thies
                                            Executive Vice President-Finance
                                               and Chief Financial Officer
                                            (Principal Financial Officer)



Date:  May 10, 1999               By:              ALLAN KORSAKOV
                                      ---------------------------------------
                                                   Allan Korsakov
                                       Vice President and Corporate Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


           11    Statement of Computation of Per Share Earnings
           15    Independent Accountants' Letter re Unaudited Interim
                 Financial Information
           27.1  Financial Data Schedule - Three months ended
                 March 31, 1999