Form 10-Q/A
period 1999-03-31
SOUTHDOWN INC
filed 1999-05-14
CIK 313058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

This amended filing is to correct a typographical error in the Company's Quarterly Report on Form 10-Q dated May 10, 1999 for the quarterly period ended March 31, 1999. In particular, the March 31, 1999 amount for the caption "Accounts and notes receivable, less allowance for doubtful accounts of $5.1 and $4.9" on the Consolidated Balance Sheet presented in Item 1. Financial Statements has been amended herein to correctly state the balance as 129.5 rather than 29.5

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                    ----------------------------------------

                                      INDEX
                                      -----


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

                          PART I. FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                             (IN MILLIONS)
                                                  -----------------------------
                                                    MARCH 31,       DECEMBER 31,
                                                      1999              1998
                                                  -----------       -----------
 ASSETS

Current assets:

    Cash and cash equivalents                     $    134.6        $    143.8
    Short-term investments                              14.8              14.8
    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $5.1 and $4.9                                 129.5             120.0
    Inventories (Note 5)                               130.5             107.7
    Prepaid expenses and other                          13.2              18.4
                                                  ----------        ----------
          Total current assets                         422.6             404.7
Property, plant and equipment, less
  accumulated depreciation, depletion
  and amortization of $687.2 and $679.0                835.9             819.9
Goodwill                                               104.5             105.5
Other long-term assets                                  70.0              70.3
                                                  ----------        ----------
                                                  $  1,433.0        $  1,400.4
                                                  ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt          $      0.5        $      0.6
    Accounts payable and accrued liabilities           152.9             139.3
                                                  ----------        ----------
         Total current liabilities                     153.4             139.9
Long-term debt                                         166.9             167.3
Deferred income taxes                                  139.2             139.4
Minority interest in consolidated joint
  venture                                               29.4              27.7
Long-term portion of postretirement
  benefit obligation                                    90.8              91.5

Other long-term liabilities and deferred
  credits                                               30.8              30.4
                                                  ----------        ----------
                                                       610.5             596.2
Shareholders' equity:
    Common stock, $1.25 par value (Note 6)              49.8              49.8
    Capital in excess of par value                     371.1             370.6
    Reinvested earnings                                455.3             431.6
    Currency translation adjustment                     (1.6)             (1.5)
    Treasury stock, at cost                            (52.1)            (46.3)
                                                  ----------        ----------
                                                       822.5             804.2
                                                  ----------        ----------
                                                  $  1,433.0        $  1,400.4
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



                                                   SOUTHDOWN, INC.
                                      ---------------------------------------
                                                    (Registrant)



Date:  May 13, 1999               By:              DENNIS M. THIES
                                      ---------------------------------------
                                                   Dennis M. Thies
                                            Executive Vice President-Finance
                                               and Chief Financial Officer
                                            (Principal Financial Officer)



Date:  May 13, 1999               By:              ALLAN KORSAKOV
                                      ---------------------------------------
                                                   Allan Korsakov
                                       Vice President and Corporate Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


           11    Statement of Computation of Per Share Earnings
           15    Independent Accountants' Letter re Unaudited Interim
                 Financial Information
           27.1  Financial Data Schedule - Three months ended
                 March 31, 1999