Form 10-Q
period 1999-06-30
SOUTHDOWN INC
filed 1999-08-06
CIK 313058

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________


                          COMMISSION FILE NUMBER 1-6117


                                 SOUTHDOWN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            LOUISIANA                                            72-0296500
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        1200 SMITH STREET
                           SUITE 2400
                         HOUSTON, TEXAS                                             77002
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 650-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At July 31, 1999 there were 37.8 million common shares outstanding.


================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                                              PAGE
                                                                                               NO.
                                                                                              ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              June 30, 1999 and December 31, 1998                                               1

            Statement of Consolidated Earnings
              Three and Six months ended June 30, 1999 and 1998                                 2

            Statement of Consolidated Cash Flows
              Six months ended June 30, 1999 and 1998                                           3

           Statement of Selected Consolidated Segment Data
              Three and Six months ended June 30, 1999 and 1998                                 4

            Statement of Consolidated Shareholders' Equity
              Six months ended June 30, 1999                                                    5

           Statement of Consolidated Comprehensive Income
              Three and Six months ended June 30, 1999 and 1998                                 5

            Notes to Consolidated Financial Statements                                          6

            Independent Accountants' Review Report                                             12

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                        13

Item 3.     Qualitative and Quantitative Disclosures About Market Risk                         30


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                  31

Item 6.     Exhibits and Reports on Form 8-K                                                   31

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                      (IN MILLIONS)
                                                                 ----------------------
                                                                  JUNE 30,  DECEMBER 31,
                                                                   1999        1998
                                                                 --------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                                    $  117.2    $  143.8
    Short-term investments                                             --        14.8
    Accounts and notes receivable, less allowance for doubtful
         accounts of $5.0 and $4.9                                  157.5       120.0
    Inventories (Note 5)                                            128.8       107.7
    Prepaid expenses and other                                       14.4        18.4
                                                                 --------    --------
         Total current assets                                       417.9       404.7
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $699.0 and $679.0                 850.1       819.9
Goodwill                                                            103.6       105.5
Other long-term assets                                               71.7        70.3
                                                                 --------    --------
                                                                 $1,443.3    $1,400.4
                                                                 ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                         $    0.4    $    0.6
    Accounts payable and accrued liabilities                        152.2       139.3
                                                                 --------    --------
         Total current liabilities                                  152.6       139.9
Long-term debt                                                      166.9       167.3
Deferred income taxes                                               141.9       139.4
Minority interest in consolidated joint venture                      32.5        27.7
Long-term portion of postretirement benefit obligation               89.7        91.5
Other long-term liabilities and deferred credits                     31.0        30.4
                                                                 --------    --------
                                                                    614.6       596.2
                                                                 --------    --------

Shareholders' equity:
    Common stock, $1.25 par value (Note 6)                           50.0        49.8
    Capital in excess of par value                                  373.9       370.6
    Reinvested earnings                                             510.2       431.6
    Currency translation adjustment                                  (1.3)       (1.5)
    Treasury stock, at cost                                        (104.1)      (46.3)
                                                                 --------    --------
                                                                    828.7       804.2
                                                                 --------    --------
                                                                 $1,443.3    $1,400.4
                                                                 ========    ========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                              --------------------------------------------
                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,                JUNE 30,
                                                              --------------------    --------------------
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    --------
Revenues                                                      $  333.4    $  317.7    $  578.3    $  542.6
                                                              --------    --------    --------    --------
Costs and expenses:
  Operating                                                      199.7       192.3       363.2       348.5
  Depreciation, depletion and amortization                        17.9        19.3        35.3        36.5
  Selling and marketing                                            7.5         7.4        14.3        14.3
  General and administrative                                      15.2        18.4        33.2        36.0
  Acquisition (credit) charge (Note 2)                            (1.5)       82.9        (1.5)       82.9
  Other income, net                                               (2.7)       (2.1)       (9.4)       (3.2)
                                                              --------    --------    --------    --------
                                                                 236.1       318.2       435.1       515.0
                                                              --------    --------    --------    --------

Earnings (loss) before interest, income taxes
   and minority interest                                          97.3        (0.5)      143.2        27.6
Interest income                                                    1.1         1.2         2.9         2.3
Interest expense, net of amounts capitalized                      (3.6)       (4.8)       (6.8)       (9.2)
                                                              --------    --------    --------    --------
Earnings (loss) before income taxes and minority interest         94.8        (4.1)      139.3        20.7
Income tax expense                                               (31.8)      (17.7)      (46.4)      (26.5)
                                                              --------    --------    --------    --------
Earnings (loss) before minority interest                          63.0       (21.8)       92.9        (5.8)
Minority interest, net of income taxes                            (1.5)       (1.3)       (1.9)       (1.6)
                                                              --------    --------    --------    --------
Earnings (loss) from continuing operations                        61.5       (23.1)       91.0        (7.4)
Loss from discontinued operations,
  net of income taxes (Note 3)                                    (1.0)         --        (1.0)         --
                                                              --------    --------    --------    --------
Net earnings (loss)                                           $   60.5    $  (23.1)   $   90.0    $   (7.4)
                                                              ========    ========    ========    ========

Earnings (loss) per common share:
  Basic
     Earnings (loss) from continuing operations               $   1.62    $  (0.60)   $   2.37    $  (0.19)
     Loss from discontinued operations, net of income taxes      (0.03)         --       (0.03)         --
                                                              --------    --------    --------    --------
                                                              $   1.59    $  (0.60)   $   2.34    $  (0.19)
                                                              ========    ========    ========    ========
  Diluted
     Earnings (loss) from continuing operations               $   1.60    $  (0.60)   $   2.35    $  (0.19)
     Loss from discontinued operations, net of income taxes      (0.03)         --       (0.03)         --
                                                              --------    --------    --------    --------
                                                              $   1.57    $  (0.60)   $   2.32    $  (0.19)
                                                              ========    ========    ========    ========

Average shares outstanding:
  Basic                                                           38.1        38.1        38.4        38.0
                                                              ========    ========    ========    ========
  Diluted                                                         38.6        38.1        38.8        38.0
                                                              ========    ========    ========    ========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                                                           (IN MILLIONS)
                                                                        ------------------
                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        ------------------
                                                                          1999       1998
                                                                        -------    -------
Operating activities:
    Net earnings (loss) from continuing operations                      $  91.0    $  (7.4)
    Adjustments to reconcile earnings (loss) from continuing
       operations to cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                          35.3       36.5
         Other non-cash charges                                             2.9       13.8
         Changes in operating assets and liabilities                      (43.4)      22.1
         Other adjustments                                                 (4.9)       1.8
    Net cash used in discontinued operations                               (1.0)      (0.4)
                                                                        -------    -------
Net cash provided by operating activities                                  79.9       66.4
                                                                        -------    -------

Investing activities:
    Additions to property, plant and equipment                            (68.4)     (50.1)
    Purchase of short-term investments                                    (14.8)      (3.9)
    Maturity of short-term investments                                     29.6        7.9
    Proceeds from asset sales                                              12.9        2.9
    Acquisitions, net of cash acquired                                       --       (6.9)
    Other investing activities                                               --       (0.2)
                                                                        -------    -------
Net cash used in investing activities                                     (40.7)     (50.3)
                                                                        -------    -------

Financing activities:
    Purchase of treasury stock                                            (58.9)        --
    Additions to long-term debt                                              --       30.9
    Reductions in long-term debt                                           (0.6)     (63.4)
    Dividends                                                             (11.5)      (9.8)
    Contributions from minority partner                                     4.0         --
    Distributions to minority partner                                      (2.3)      (1.0)
    Other financing activities                                              3.5       (0.6)
                                                                        -------    -------
Net cash used in financing activities                                     (65.8)     (43.9)
                                                                        -------    -------

Net decrease in cash and cash equivalents                                 (26.6)     (27.8)
Cash and cash equivalents at beginning of period                          143.8       98.9
                                                                        -------    -------
Cash and cash equivalents at end of period                              $ 117.2    $  71.1
                                                                        =======    =======

         Cash payments for income taxes totaled $31.3 million and $18.5 million in the first half of 1999 and 1998, respectively. Interest paid, net of amounts capitalized, was $6.3 million and $9.5 million in the six month year-to-date 1999 and 1998, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF SELECTED CONSOLIDATED SEGMENT DATA

                                   (UNAUDITED)


                                                                          (IN MILLIONS)
                                                           ----------------------------------------
                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                           ------------------    ------------------
                                                             1999       1998       1999       1998
                                                           -------    -------    -------    -------
Contributions to revenues:
    Cement
         Sales to customers                                $ 226.8    $ 220.3    $ 388.3    $ 366.9
         Freight to customers and other                       11.5       11.2       20.7       20.0
                                                           -------    -------    -------    -------
             Total cement revenues                           238.3      231.5      409.0      386.9
    Concrete products                                         65.3       61.9      125.0      117.1
    Aggregates                                                47.4       41.8       77.3       70.0
    Intersegment sales                                       (17.6)     (17.5)     (33.0)     (31.4)
                                                           -------    -------    -------    -------
                                                           $ 333.4    $ 317.7    $ 578.3    $ 542.6
                                                           =======    =======    =======    =======

Contributions to earnings from continuing operations
    before interest, income taxes and minority interest:
      Operating profit
         Cement                                            $  89.7    $  83.4    $ 135.8    $ 119.2
         Concrete products                                     5.8        5.1       10.8        7.4
         Aggregates                                           11.2        7.5       20.1        9.6
                                                           -------    -------    -------    -------
                                                             106.7       96.0      166.7      136.2
      Corporate overhead                                     (10.9)     (13.6)     (25.0)     (25.7)
      Acquisition credit (charge) (Note 2)                     1.5      (82.9)       1.5      (82.9)
                                                           -------    -------    -------    -------
                                                           $  97.3    $  (0.5)   $ 143.2    $  27.6
                                                           =======    =======    =======    =======


         As of June 30, 1999, there were no material changes in total assets by segment as disclosed in the December 31, 1998 financial statements. In July 1999, Southdown signed a definitive agreement to acquire a Florida ready-mix concrete products and construction aggregates company for $56.5 million plus working capital.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                                       (IN MILLIONS)
                                      --------------------------------------------------------------------------
                                         COMMON STOCK         CAPITAL                     CURRENCY
                                      ------------------     IN EXCESS    REINVESTED     TRANSLATION    TREASURY
                                      SHARES      AMOUNT    OF PAR VALUE   EARNINGS       ADJUSTMENT     STOCK
                                      ------      ------    ------------  ----------     -----------    --------
Balance at December 31, 1998            39.8      $ 49.8       $370.6        $431.6         $ (1.5)     $ (46.3)
Net earnings                              --          --           --          90.0             --           --
Dividends paid on common stock            --          --           --         (11.5)            --           --
Exercise of stock options                0.2         0.2          3.1           0.1             --           --
Purchase of treasury stock                --          --           --            --             --        (58.9)
Issuance of treasury stock                --          --          0.2            --             --          1.1
Foreign currency translation
   adjustment                             --          --           --            --            0.2           --
                                      ------      ------       ------        ------         ------      -------

Balance at June 30, 1999                40.0      $ 50.0       $373.9        $510.2         $ (1.3)     $(104.1)
                                      ======      ======       ======        ======         ======      =======


                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                        (IN MILLIONS)
                                    -----------------------------------------------------
                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                           JUNE 30,                       JUNE 30,
                                    ----------------------         ----------------------
                                      1999           1998            1999           1998
                                    -------        -------         -------        -------
Net earnings (loss)                 $  60.5        $ (23.1)        $  90.0        $  (7.4)
Foreign currency translation
   adjustments, net of tax              0.3           (0.1)            0.2           (0.1)
                                    -------        -------         -------        -------
Comprehensive income (loss)         $  60.8        $ (23.2)        $  90.2        $  (7.5)
                                    =======        =======         =======        =======

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         This quarterly report presents the following financial statements of Southdown, Inc. and subsidiary companies ("Southdown"):

         -        The Consolidated Balance Sheet at June 30, 1999, and December
                  31, 1998.

         - The Statements of Consolidated Earnings, Selected Consolidated Segment Data, and Consolidated Comprehensive Income for the three and six month periods ended June 30, 1999 and 1998, and

         - The Statements of Consolidated Cash Flows and Consolidated Shareholders' Equity for the six months ended June 30, 1999.

         The financial statements presented in this report were not audited. This report presents extracts from the Consolidated Balance Sheet at December 31, 1998 drawn from the December 31, 1998 audited financial statements of Southdown. This report does not include all disclosures required by generally accepted accounting principles. The reader should also review the 1998 consolidated financial statements and the notes to those statements included in Southdown's Annual Report to Shareholders.

         Management believes that the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Southdown on a consolidated basis. Management also believes that all such adjustments are of a normal recurring nature. The interim statements for the period ended June 30, 1999 do not necessarily indicate what Southdown's results will be for the full year. Southdown reclassified certain data from the prior year to make it easier to compare both years.

NOTE 2 - ACQUISITION OF MEDUSA CORPORATION:

         On June 30, 1998, Southdown concluded a merger transaction with Medusa Corporation. Medusa became a 100% owned subsidiary of Southdown at that time. The Medusa merger converted each outstanding Medusa common share into the right to receive .88 shares of Southdown common stock. Southdown issued approximately
14.7 million shares of its common stock for all of the outstanding common stock of Medusa. The Medusa merger also converted Medusa's outstanding employee stock options the same way, so these Medusa options became options to purchase approximately 522,000 shares of Southdown common stock. The exchange of Medusa shares and options for Southdown shares and options was tax-free. The transaction was treated as a "pooling of interests" rather than a purchase of one company by another. A pooling of interests accounts for a business combination as the uniting of the ownership interests of companies by an exchange of stock.

         The results of operations for the separate companies and the combined amounts included in the 1998 consolidated financial statements are presented below:

                                              (IN MILLIONS)
                                   ---------------------------------
                                      PERIODS ENDED JUNE 30, 1998
                                   ---------------------------------
                                   THREE MONTHS           SIX MONTHS
                                   ------------           ----------
         Revenues
              Southdown             $    202.1            $    357.9
              Medusa                     115.6                 184.7
                                    ----------            ----------
                  Combined          $    317.7            $    542.6
                                    ==========            ==========

         Net earnings (loss)
              Southdown             $     22.7            $     39.2
              Medusa                     (45.8)                (46.6)
                                    ----------            ----------
                  Combined          $    (23.1)           $     (7.4)
                                    ==========            ==========


         Southdown recorded second quarter 1998 charges to operating expenses totaling $82.9 million ($73.9 million after taxes, or $1.90 per common share, diluted) for direct and other merger related transaction costs. These transaction costs included severance related costs for approximately 150 former employees at the Medusa corporate office, professional fees, financial printing, and anticipated closure of duplicate corporate office facilities and incompatible business practices, processes and activities. Remaining merger transaction liabilities at June 30, 1999 were $1.1 million. These liabilities relate to ongoing lease payment obligations associated with the closure of the Medusa corporate office, which was closed at the end of the first quarter of 1999. Details of the merger related costs are as follows:


                                                     (IN MILLIONS)
                                   ------------------------------------------------
                                   ACCRUED                                 CURRENT
                                   MERGER       AMOUNTS                    BALANCE
                                    COSTS        PAID      ADJUSTMENTS    AT 6/30/99
                                   -------      -------    -----------    ---------
Merger transaction costs and
     professional fees              $18.4        $18.9        $ 0.5         $  --
Severance costs                      54.3         47.2         (7.1)           --
Closure costs                        10.2          6.5         (2.6)          1.1
                                    -----        -----        -----         -----
         Total                      $82.9        $72.6        $(9.2)        $ 1.1
                                    =====        =====        =====         =====

NOTE 3 - LOSS FROM DISCONTINUED OPERATIONS:

         In late 1994 and the first quarter of 1995, Southdown became aware of some soil and groundwater contamination at or near its former Alabama hazardous waste processing facility. Although Southdown sold the Alabama facility to Nortru, Inc. in April 1995, Southdown agreed to keep some liability for soil and groundwater contamination at the facility prior to that time and has agreed to remediate this contamination to the extent required by law. Southdown hired a qualified consultant to conduct the investigation of the contamination at the facility and, as a result of the consultant's preliminary report, Southdown increased the amount reserved to resolve this matter by recording an additional $2.4 million expense ($1.6 million, after-tax) in the third quarter of 1998.

         Additional information gathered during preliminary work at the site has caused Southdown to increase the estimate of the total cost to remediate the contamination. Accordingly, Southdown recorded a $1.5 million charge ($1 million after-tax) in the second quarter of 1999. Because Southdown discontinued its hazardous waste disposal business in 1994, the charge is reflected as a "loss from discontinued operations, net of income taxes" on Southdown's Statement of Consolidated Earnings. Southdown's consultant has only preliminarily determined the scope of the contamination and is still assessing the extent of any cleanup that may be required. Accordingly, it is not yet possible to determine the amount of Southdown's loss exposure with any degree of certainty. Southdown has filed lawsuits against the former owner and former customers of the facility. The claims against that former owner and other potentially responsible parties could significantly reduce or eliminate Southdown's loss exposure.

NOTE 4 - EARNINGS PER SHARE:

         Basic earnings per share were computed using the average number of common shares outstanding in each of the three and six month periods ending June 30, 1999 and 1998. Diluted earnings per share for the three and six month periods ending June 30, 1999 assume the dilutive impact of stock options. Because including potential shares in the denominator of an earnings per share computation will always be anti-dilutive when an entity has incurred a loss for the period, only the average number of common shares outstanding (the same number used in the basic earnings per share computation) were used in computing diluted earnings per share for the three and six month periods ending June 30, 1998.

NOTE 5 - INVENTORIES:


                                              (IN MILLIONS)
                                    --------------------------------
                                     JUNE 30,           DECEMBER 31,
                                      1999                 1998
                                    ----------          ------------
          Finished goods            $     37.6          $       36.1
          Work in progress                32.0                  14.7
          Raw materials                    7.2                   7.1
          Supplies                        52.0                  49.8
                                    ----------          ------------
                                    $    128.8          $      107.7
                                    ==========          ============


         Inventories stated on the Last In, First Out method were $63.7 million of total inventories at June 30, 1999 and $46.3 million of total inventories at December 31, 1998 compared with current costs of $80.6 million and $63.2 million, respectively.

NOTE 6 - CAPITAL STOCK:

         In June 1998, the shareholders of Southdown voted to amend Southdown's Restated Articles of Incorporation, as amended, to increase the authorized number of shares of common stock. The authorized capital stock of Southdown comprises 200,000,000 shares of Common Stock, $1.25 par value and 10,000,000 shares of Preferred Stock, $.05 par value. American Stock Transfer & Trust Company serves as the registrar and transfer agent for the Common Stock.

         At June 30, 1999, there were approximately 39,964,000 shares of common stock issued and approximately 37,821,000 shares of common stock outstanding and held of record by approximately 4,143 shareholders. Approximately 4.9 million shares were reserved for future issuance upon exercise of options granted under employee benefit and other plans and stock issued under phantom stock plans. Southdown paid a quarterly dividend of $0.10 per share of common stock from March 1997 to September 1998. In December 1998, the quarterly dividend was increased to $0.15 per share of common stock.

         On March 25, 1999, the Board of Directors approved a common stock repurchase program under which Southdown was authorized to repurchase up to 2 million shares of Southdown's outstanding common stock. Subsequent to that time, Southdown has made open market purchases of common stock for a total since the authorization of 1 million shares through August 6, 1999 at a cost of $58.9 million.

NOTE 7 - AMENDMENTS TO NON-EMPLOYEE DIRECTORS' COMPENSATION ARRANGEMENTS:

         At the May 1999 Annual Meeting, the shareholders approved certain amendments to non-employee directors compensation arrangements. These amendments replaced all directors' fees previously paid in cash and froze benefits under previously existing phantom stock, deferred compensation and directors' retirement plans. In place of these previously existing compensation arrangements, the amended stock option plan for non-employee became the source of all compensation for future service as directors of Southdown. Starting with the May 1999 annual meeting, each director who is not an employee receives, in addition to the 10,000 options granted when first elected to the Board, 7,500 options at each annual meeting after his first election. Chairmen of each of the Board committees annually receive an additional 500 options. The Chairman of the Board of Directors annually receives an additional 18,500 options.

NOTE 8 - NEW ACCOUNTING STANDARDS:

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is a financial instrument that takes or "derives" its value from the value of some other financial instrument. SFAS No. 133 requires that a company recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Fair value is the amount for which an object would currently change hands between a willing buyer and an independent willing seller. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and management is currently evaluating what, if any, impact this new accounting standard may have on Southdown's consolidated financial statements. Southdown held no derivative financial instruments during 1998 or the six months ended June 30, 1999.

NOTE 9 - CONTINGENCIES:

         Southdown has incurred in the regular course of business certain commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, and (5) claims by disgruntled employees. Other than those disclosed elsewhere in this document, in the judgment of management, these various commitments and contingent liabilities do not total more than 10% of current assets and will not result in losses that would materially affect Southdown's consolidated balance sheet. However, Southdown's results of operations vary considerably with construction activity and other factors. It is, therefore, at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on Southdown's results of operations or cash flows for that period.

         See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 10 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by Southdown's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of June 30, 1999 and for the six months then ended follows:

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS

         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of June 30, 1999, and the related consolidated statements of earnings, and comprehensive income for the three and six months ended June 30, 1999 and 1998 and the consolidated statements of cash flows and shareholders' equity for the six months ended June 30, 1999. These financial statements are the responsibility of Southdown's management.

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

Deloitte & Touche LLP
Houston, Texas
July 20, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 65 through 74 of Southdown's Annual Report to Shareholders for the year ended December 31, 1998 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

     CONSOLIDATED SECOND QUARTER EARNINGS

         In the second quarter of 1999, Southdown continued its pattern of revenues and earnings growth. Net earnings from continuing operations increased 19% over net earnings for the prior year quarter excluding the non-recurring special charges and credits related to the merger with Medusa Corporation. On the one year anniversary of the consummation of the merger transaction, the acquisition reserve established on the date of the merger was reduced by $1.5 million to leave remaining only the ongoing lease obligation associated with the closing of Medusa's former corporate headquarters in Cleveland, Ohio. The adjustment was included in income in the quarter ended June 30, 1999. Net earnings for the 1999 quarter were also impacted by a $1.5 million ($1 million after tax) discontinued operations charge related to environmental remediation at Southdown's former Birmingham, Alabama hazardous waste facility.

         Consolidated revenues in the second quarter of 1999 increased 5% over the same period of the prior year, primarily driven by the Cement and Aggregates segments. Second quarter 1999 earnings before interest, income taxes and minority interest improved 16% (excluding the Medusa transaction charges and credits) over the same quarter of the prior year, primarily reflecting improved earnings achieved by the Cement segment in 1999. Segment operating profits for the quarter ended June 30, 1999 increased 11% compared with the same quarter of 1998, with all three operating segments showing quarter-over-quarter improvements.

         Interest expense decreased 25%, primarily because of higher capitalized interest related to construction projects and because there were no revolving credit facility borrowings in the second quarter of 1999. The effective tax rate for the second quarter was slightly higher than the rate used in the first quarter because of revised estimates of the impact of permanent differences related to federal statutory depletion based on annualized actual results for the first half of 1999. The effective tax rate for the second quarter of 1999 is lower than the prior year quarter because the prior year tax rate was inflated by certain non-deductible merger related transaction costs.

     CONSOLIDATED YEAR-TO-DATE RESULTS

         Consolidated year-to-date earnings for the comparable six month periods showed a trend similar to that of the three month periods. Net earnings for the six months ended June 30, 1999 increased 35% over net earnings in the comparable prior year period excluding the Medusa acquisition charges and credits. Consolidated revenues year-to-date 1999 were 7% higher than those of the prior year six month period. Excluding Medusa acquisition charges and credits, earnings before interest, income taxes and minority interest improved 28% over the first half of 1998 and segment operating profits increased 22% over the same period of the prior year. Again, the Cement segment led the way, but all three operating segments showed solid improvements year-over-year.

         The increase in interest income reflects higher levels of investable cash during the first half of 1999 compared with the prior year period. Interest expense in 1999 decreased compared with the prior year period primarily because of higher capitalized interest on construction projects and no borrowings on the Medusa revolving credit facility in the current period. The 1999 effective tax rate is lower than the prior year period because of the non-deductible 1998 merger costs discussed above.

SEGMENT OPERATING EARNINGS

     CEMENT

         Second Quarter - Cement price increases moderated somewhat compared with prior year increases, but still reflected a small quarter-over-quarter improvement, while sales volumes increased 2%. A 2% decline in quarter-over-quarter unit costs and an 8% increase in clinker production improved margins on the higher sales volumes. Higher sales volumes and sales prices reflected strong demand in most market areas. The decline in average unit cost of sales was primarily because of the increase in clinker production, which enabled fixed costs to be averaged over a larger number of units.

         Year-to-Date - The segment achieved a year-over-year, 4% increase in cement sales volumes and a $1.21 per ton or 2.4% increase in average sales price for the six months ended June 30. Year-over-year cement plant comparisons are difficult because of changes in the alignment of certain cement terminals with different cement plants between the two periods. In summary, however, significant improvements in the operating results at the Brooksville, Florida and the Charlevoix, Michigan plants were somewhat offset by the results for the cement plants in the southwest region, which were impacted by a combination of inclement weather and competitive conditions. A $1.06 decrease in average unit costs, combined with a 274,000 ton increase in clinker production, resulted in a 14% increase in Cement segment operating earnings in 1999 compared with 1998.

         Sales volumes, average unit price and cost data and unit operating profit margins relating to Southdown's cement plant operations appear in the following table:


                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                          --------------------------        --------------------------
                                                            1999              1998            1999              1998
                                                          ---------        ---------        ---------        ---------
Tons of cement sold (thousands)                               3,109            3,037            5,342            5,132
                                                          =========        =========        =========        =========

Weighted average per ton data:
     Sales price (net of freight to customers)            $   72.97        $   72.55        $   72.70        $   71.49
     Manufacturing and other plant
         operating costs(1)                                   44.43            45.43            47.60            48.66
                                                          ---------        ---------        ---------        ---------

     Margin                                               $   28.54        $   27.12        $   25.10        $   22.83
                                                          =========        =========        =========        =========

--------------
(1) Includes fixed and variable manufacturing costs, freight to terminals, cost of purchased cement, selling expenses, plant general and administrative costs, other plant overhead and miscellaneous costs.

     CONCRETE PRODUCTS

         Second Quarter - Excluding second quarter gains on sales of surplus real estate in both years ($900,000 in the 1999 quarter and $1.4 million in the 1998 quarter), the Concrete Products segment operating earnings improved almost 30% compared with operating earnings in the second quarter of 1998. Concrete Products revenues for the June 30, 1999 quarter were higher than the prior year quarter because of both improved ready-mixed concrete sales volumes and prices. A 5% improvement in average concrete products sales prices combined with a 2% increase in ready-mix concrete sales volumes in Florida resulted in higher operating earnings. Both the Florida and the California market areas realized improved pricing.

         Year-to-Date - For the six months year-to-date, Concrete Products sales volumes increased 3% over the prior year period results, with both Florida and California participating. Unit sales prices increased 4% while average unit operating costs increased less than 1%. Overall operating earnings for the Concrete Products segment increased 46% in the first half of 1999 compared with the same period of 1998.

          Sales volumes, average unit price and cost data and unit operating profit margins relating to Southdown's sales of ready-mixed concrete appear in the following table:

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                             --------------------------        --------------------------
                                                1999             1998             1999             1998
                                             ---------        ---------        ---------        ---------
Cubic yards of ready-mixed concrete
     sold (thousands)                              942              926            1,791            1,733
                                             =========        =========        =========        =========

Weighted average per cubic yard data:
     Sales price                             $   59.88        $   57.21        $   59.57        $   57.34
     Operating costs(1)                          55.75            54.08            55.33            54.83
                                             ---------        ---------        ---------        ---------

     Margin(2)                               $    4.13        $    3.13        $    4.24        $    2.51
                                             =========        =========        =========        =========

--------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

(2) Does not include real estate gains of approximately $1 million for the three and six month periods ended June 30, 1999, respectively, and $1.4 million for the three and six month periods of 1998, respectively, or concrete block and other related products which totaled $1 million and $0.9 million of operating earnings for the three month periods ended June 30, 1999 and 1998, respectively, and $2.3 million and $1.7 million of operating earnings in the year-to-date 1999 and 1998 periods, respectively.

     AGGREGATES

         Second Quarter - The Aggregates segment showed the largest percentage improvement in operating earnings rising 49% compared with the June 1998 quarter. Revenues for the Aggregates segment increased 13% for the second quarter of 1999 compared with the prior year quarter. Sales volumes for the Aggregates segment increased 9% to 3.4 million tons in the second quarter of 1999 because of improved construction aggregates sales volume in both the Eastern and California regions. A 4% increase in aggregates sales prices also contributed to improved operating earnings in the current quarter compared with the prior year quarter.

         Year-to-Date - Year-to-date segment results for 1999 also include a $6 million pre-tax gain realized on the January 1999 sale of Southdown's North Carolina quarry. Excluding the gain realized in the sale of the quarry, the Aggregates segment operating earnings increased $4.5 million or almost 47% from 1998 to 1999 as revenues increased 10% on a small increase in average unit sales prices and a 10% increase in sales volumes. The increase in sales volumes is primarily because of improved construction aggregates sales volumes in both of Southdown's Eastern and California aggregate marketing regions.

         Sales volumes, average unit sales price and cost data and unit operating profit margins relating to Southdown's aggregates operations appear in the following table:

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                           --------------------------        --------------------------
                                              1999             1998             1999             1998
                                           ---------        ---------        ---------        ---------
Tons of aggregates sold (thousands)            3,443            3,173            5,837            5,310
                                           =========        =========        =========        =========

Weighted average per ton data:
     Sales price                           $    9.67        $    9.26        $    9.38        $    9.32
     Operating costs (1)                        6.60             7.25             7.02             7.66
                                           ---------        ---------        ---------        ---------

     Margin                                $    3.07        $    2.01        $    2.36        $    1.66
                                           =========        =========        =========        =========

--------------
(1) Includes variable and fixed plant costs, delivery, selling, general and administrative and miscellaneous operating costs.

(2)  Excludes $6 million gain on sale of North Carolina quarry in January 1999.

     CORPORATE

         Second Quarter - The decline in corporate overhead expenses in the second quarter of 1999 compared with the prior year resulted from (1) the closing of the Medusa Cleveland corporate office in early 1999, (2) greater capitalized salaries because of the higher level of capital spending on projects, and (3) the settlement of certain liabilities from prior Medusa acquisitions.

         Year-to-Date - Year-to-date corporate overhead was slightly lower in the 1999 period for the reasons discussed above offset by a $1 million first quarter charge related to the Board of Directors' retirement plan and certain expenses related to Medusa operations, which could not be charged against the acquisition reserve. Management still expects corporate overhead for the full year will be below general and administrative expenses incurred in 1998 as efficiencies created by the closing of the Medusa corporate office in March 1999 begin to have an impact in the second half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         "Liquidity" relates to the ability of Southdown to pay its short-term liabilities in the near future. "Capital Resources" relates to the ability of Southdown to pay bills and raise capital longer term in order to meet Southdown's stated long-term goals and objectives. Strong cash flows from operations in the first half of 1999 have enabled Southdown to pursue investments in cost-efficient capital projects at its cement plants while simultaneously repurchasing half of the up to 2 million share buy-back program authorized in March 1999. Southdown generated $79.9 million in positive cash flow from operating activities for the six months ended June 30, 1999, a significant increase over the comparable period in 1998. Southdown has used these 1999 operating cash flows, plus existing cash and short-term investment balances and the proceeds from asset sales, to (1) fund $68.4 million in capital additions, primarily related to several expansion/cost reduction projects in the Cement segment, (2) repurchase 1 million shares of common stock at a cost of $58.9 million, (3) pay $11.5 million of dividends on common stock, in addition to (4) meeting all working capital requirements. During the first six months of 1998, internally generated cash flow and borrowings under the Medusa revolving credit facility were utilized to (1) invest approximately $57 million in property, plant and equipment and in acquisition of Aggregates operations, (2) repay $63.4 million in long-term debt, (3) fund working capital requirements, and (4) pay dividends on capital stock.

         In addition to positive operating cash flows and existing cash and short-term investments, Southdown's main source of liquidity is its revolving credit facility. Southdown's revolving credit facility totals $200 million and matures in June 2002. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. At June 30, 1999, there were no borrowings and $66.8 million in letters of credit outstanding under the revolving credit facility, leaving $133.2 million of unused capacity. Southdown is in compliance with the financial ratios and covenants contained in its revolving credit agreement and subordinated debt indenture. Management believes Southdown's operating cash flows plus its unused capacity under Southdown's revolving credit facility provide ample liquidity to fund anticipated capital additions and treasury stock purchases as well as meeting other working capital requirements of Southdown. In addition, management believes Southdown's debt-to-capitalization ratio of 17% as of June 30, 1999 and the July 1999 upgrade of Southdown's investment grade senior debt rating to Baa1 by Moody's Investor's Service, Inc. and BBB+ by Duff & Phelps Credit Rating Co., provide Southdown with unprecedented capital resources and flexibility to meet Southdown's longer term growth objectives.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of Southdown between December 31, 1998 and June 30, 1999 reflected the utilization of internally generated cash flow during the period to fund capital expenditures, common stock repurchases, working capital requirements and common stock dividends. Accounts and notes receivable increased, primarily because of the strong sales activity occurring in June 1999 relative to lower December 1998 sales. The increase in inventories reflecting the typical build-up of cement inventories during the second quarter of the year was a result of an even greater increase in manufacturing performance relative to the increased sales volume. Prepaid expenses and other decreased because of payments made by the Voluntary Employee Beneficiary Association to fund employee health care costs. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations.

     KNOWN EVENTS, TRENDS AND UNCERTAINTIES

         Industry Dynamics - A recent economic and construction forecast by the Portland Cement Association suggests that total cement consumption should grow from 113.7 million tons in 1998 to over 130.4 million tons in 2003. Despite a number of announced capacity expansions in the industry, management believes industry dynamics will remain favorable for at least the next several years. Because of the logistics involved in the design, permitting and construction phases of major cement plant expansions and new "greenfield" plants, there is generally a several year lead time between the announcing of major cement capacity expansions and the actual bringing of such production capacity on line. In the meantime, the shortfall between domestic demand and domestic production capacity is being met by imports (approximately 23% of consumption in 1998 according to the Portland Cement Association). These relatively high cost imports serve as a buffer; and cutbacks in imports should bear the brunt of any increase in domestic production capacity or any decrease in domestic consumption.

         Although inflation concerns should always be a consideration, management believes a modest preemptive firming of interest rates may flatten out the historical business cycle and not be detrimental to the industry in the long run. Management also believes cement industry interest rate sensitivity has actually moderated somewhat from prior years. The moderation is because the proportion of cement industry sales related to the more interest rate sensitive housing and commercial construction markets is less than half of total domestic cement usage and is decreasing, while the proportion of industry sales related to the less interest rate sensitive infrastructure sector is increasing. That shift in domestic cement usage is expected to accelerate as the Transportation Equity Act for the 21st Century (TEA-21) federal highway funding starts to have an impact beginning some time later in 1999. TEA-21 spending is also expected to have a positive impact on Aggregate and Concrete Products segment results as well.

         Environmental Matters - Southdown is subject to a wide range of federal, state and local laws, regulations and ordinances dealing with the protection of human health and the environment. These laws regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. These laws also create a shared liability by responsible parties for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Southdown, therefore, may have to remove or mitigate the environmental effects of the disposal or release of certain substances at Southdown's various operating facilities or elsewhere.

         Southdown or its predecessors have conducted industrial operations at Southdown's cement manufacturing facilities for many years. As was common in the industry, Southdown in the past disposed of various materials used in or generated by its cement manufacturing, concrete products and aggregates operations in onsite and offsite facilities. Today, some of these materials may be classified as hazardous substances. In addition, revisions to air quality standards may result in increased capital and operational expenses for a broad range of industrial sectors, including portland cement manufacturing.

         Several of Southdown's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. While some of these matters have been settled, others are in their preliminary stages and may not be resolved for years. The information developed to date on these matters is not complete. Based on what it knows currently, however, Southdown does not believe it will be required to spend significantly more on these matters than the amounts already recorded in Southdown's financial statements. However, until all (1) environmental studies and investigations, (2) remediation work, (3) negotiations with other parties that may be responsible, or (4) litigation against other potential sources of recovery have been completed, it is impossible for Southdown to determine the ultimate cost that it might incur to resolve these environmental matters, except as noted below.

         Cement Kiln Dust - Cement manufacturing plants, depending on their process design, raw materials characteristics, product specifications and other factors, may generate a low toxicity by-product known as cement kiln dust or CKD. Most manufacturing plants in the industry typically disposed of CKD in and around their plant sites since the inception of cement manufacturing operations. If CKD becomes saturated with water, liquid that leaches out may have an alkalinity level high enough to be classified as hazardous. Saturated CKD may also leach out trace amounts of certain hazardous metals if they are present. CKD is currently not regulated as a hazardous waste, but the U.S. Environmental Protection Agency decided in 1995 that some further regulation of CKD was necessary. At the same time, the U.S. EPA stated that it (1) found no evidence of risks associated with the use of cement products and (2) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA began a rulemaking process in order to develop specifically tailored CKD management standards. Southdown expects the U.S. EPA to propose new CKD standards by the end of 1999. Once finalized, these new CKD standards may require the cement industry to implement new management practices for this waste material.

         Southdown has been investigating potential contamination from several CKD piles at its cement plant in Michigan. A remediation proposal for all unresolved CKD piles is scheduled to be submitted to the Michigan Department of Environmental Quality on September 1, 1999. Although MDEQ has been asked to approve the remediation plan by December 1, 1999, Southdown does not know if MDEQ will approve the remediation proposal. Management believes the reserves previously accrued on the books of Southdown are adequate to cover the estimated cost of penalty payments, if any, and remediation. At the present time, Southdown does not know the ultimate cost to resolve these issues or over what period Southdown will incur these costs.

         The California Regional Water Quality Control Board required Southdown to investigate the status of two CKD disposal sites at Southdown's California cement plant. The initial phase of the investigation showed no deleterious impacts to groundwater at one site at Southdown's River Plant, but Southdown is continuing to monitor the groundwater at this location. Southdown has also investigated the other site which is located at the plant's quarry and has determined that groundwater there has not been impacted. Southdown has recommended closure of this CKD disposal site and a final closure plan has been submitted and is awaiting approval by the California regional board.

         Air Quality Issues - Regulations issued under the Clean Air Act Amendments of 1990 may result in increased capital and operational expenses in the future for a broad range of industrial sectors, including portland cement manufacturing. Southdown does not know the precise amount of these costs but, because of the age, condition and design of its plants, management does not believe Southdown would be at a disadvantage as a result of these regulations with respect to its competitors. These developments are significant, however, and the air quality issues are still evolving. Some of the more significant regulatory developments pertaining to air quality issues are as follows:

         o In July 1997, the U.S. EPA promulgated revisions to two National Ambient Air Quality Standards under the Clean Air Act
                  - particulate matter and photochemical oxidants (ozone). There will be no immediate impact from these rules on Southdown's operations because a federal appeals court in May 1999 sent the matter back to the U.S. EPA. Nevertheless, because of the nature of Southdown's operations, the proposed addition of a particulate matter standard that would regulate particles 2.5 microns or less in diameter and the more stringent ozone standard are of potential concern.

         o In October 1998, the U.S. EPA issued regulations requiring 22 states and the District of Columbia to adopt new measures by September 1999 to reduce emissions of various nitrogen oxides by specific percentages. While the states are free to adopt whatever measures state officials believe will meet the targets, cement kilns were specifically mentioned in the U.S. EPA rule as potential sources for further nitrogen oxides emissions reductions. While the September 1999 effective date has been postponed pending resolution of legal challenges to the U.S. EPA action, if the courts reject the challenges, the cement industry could be obligated to make substantial capital expenditures in order to meet these additional emissions controls.

         o In June 1999, the U.S. EPA issued air toxics standards for portland cement plants that apply to all companies with cement manufacturing facilities in the United States. Southdown is in the process of evaluating the impact of these air toxics standards, but management does not believe Southdown will be at a competitive disadvantage with respect to others in the industry.

         o Global warming and the international accord to move toward greenhouse gas stabilization or reduction after the turn of the century are also issues of potential significance to Southdown. The consequences of greenhouse gas reduction measures for cement producers are potentially significant because carbon dioxide is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). In addition, substantial carbon dioxide is generated in the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on Southdown until governmental requirements are defined and/or Southdown can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuel can be substituted.

         During 1997-1998, Southdown's Wampum, Pennsylvania cement plant, which was acquired in the 1998 Medusa merger, received five Notices of Violation from the U.S. EPA alleging certain air emission violations. The Commonwealth of Pennsylvania has prepared a complaint against Southdown for the same alleged violations. The U.S. EPA also referred these notices to the U.S. Department of Justice for civil enforcement. All parties have negotiated a settlement in principle subject to the negotiation of a mutually agreeable consent decree, which Southdown and the government entities are in the process of drafting. The consent decree will include penalty payments as well as future compliance obligations. Management believes the agreed to penalty payments will not exceed the amount Southdown has already reserved for this matter.

         While Southdown commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, Southdown considers this to be an integral part of its business. Management believes that Southdown's current procedures and practices for handling and management of materials are generally consistent with industry standards and legal and regulatory requirements; and that Southdown takes appropriate precautions to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal and regulatory requirements, there can be no assurance that past or future Southdown operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. In addition, future changes in regulatory requirements related to the protection of human health and the environment may require Southdown and others engaged in industrial operations to modify various facilities and alter methods of operations at costs that may be substantial. Management, however, does not believe that Southdown would be placed at a competitive disadvantage with respect to other companies engaged in similar lines of business in the U.S.

     OTHER CONTINGENCIES

         Import Competition - In addition to competition from the rest of the domestic cement industry, Southdown faces competition from the import of foreign cement into the U.S. Changes in competitive pressures from imported foreign cement into the U.S. could have a negative impact on Southdown's results of operations. During the 1980s there was a surge of unfairly priced cement and clinker imports into the U.S. In response, U.S. industry participants, including Southdown, filed antidumping petitions in 1989 against imports from Mexico and, in following years, against imports from Japan and Venezuela. After investigations into the matter, the International Trade Commission and the Department of Commerce decided in favor of the petitioners and issued an antidumping order against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991. In addition, in February 1992, Commerce suspended investigations of dumped and subsidized imports of cement and clinker from Venezuela, based upon the Venezuelan cement producers' agreement to change their prices to stop the dumping of gray portland cement and clinker from Venezuela into the U.S. and the Venezuelan government's agreement not to subsidize the Venezuelan cement producers.

         As a result of legislation passed by the U.S. Congress in 1994, Commerce and the ITC will conduct "sunset" reviews of the antidumping orders and suspension agreements beginning in the third quarter of 1999 to determine whether they should be revoked or remain in effect for another five years. Southdown expects the sunset review process to take longer than a year and believes there are strong arguments and evidence to convince Commerce and the ITC to leave the antidumping remedies in effect. In addition to the sunset reviews, decisions by Commerce, by NAFTA binational panels or by the U.S. Courts on appeal of Commerce decisions in future administrative reviews could meaningfully reduce the existing antidumping duties.

         U.S. imports of foreign cement began to increase in the mid-1990's as the consumption of cement in the U.S. began to increase beyond the domestic cement industry's production capacity. The Portland Cement Association has estimated that imports represented approximately 23% of cement used in the U.S. during 1998 as compared with approximately 18% in 1997 and 16% in 1996. Unlike the imports during the 1980's, however, most of the recent imports have supplemented domestic production rather than disrupting the market with unfair prices.

         As U.S. demand strengthened over the last several years, the prices of cement imports rose. The average cost of imported cement continued to rise during 1998, but the cost of cement imports from some countries, particularly those from Southeast Asia, declined. New, independently owned cement import operations could undertake to construct new import facilities and begin to purchase large quantities of low-priced cement from countries not yet subject to antidumping orders such as those in Asia, which could compete with domestic producers.

         Year 2000 Compliance - Southdown, like most companies relying on automated data processing and other microprocessor controlled equipment, is faced with the task of assuring that these systems are capable of distinguishing 21st century dates from 20th century dates and that they will continue to function properly after the Year 2000. To determine Southdown's current exposure, corporate personnel, along with an outside consulting firm specializing in Year 2000 problems, conducted a formal assessment to determine the extent of Southdown's exposure to the Year 2000 compliance issue and to formulate an action plan to remedy any known exposure. At the midpoint of 1999, Southdown is actively completing its review, correction and testing all of its Year 2000 compliance issues. Southdown is at various stages in the processes of modifying or replacing some of its manufacturing process control systems and assessing the need to modify or replace embedded microprocessor controlled equipment. Southdown has also taken steps designed to verify the Year 2000 readiness of key third party suppliers, service providers and customers by contacting these third party sources and attempting to assess and validate their compliance efforts.

         As of June 30, 1999, Southdown believes it has made significant progress toward resolving its Year 2000 compliance issues. Southdown believes that the majority of its financial and other business applications are now Year 2000 compliant, or will be by the end of the third quarter of 1999. Southdown's main focus now is on embedded processors in cement, concrete products and aggregates facilities and equipment and assessing potential Year 2000 compliance problems with Southdown's material external suppliers of goods, services and data. Southdown is continuing to conduct internal investigations of its manufacturing plant control systems, its mobile equipment and its other field equipment and devices with embedded microprocessor controls. In some, but not all instances, Southdown has already upgraded or replaced known time sensitive programs or microprocessors. Southdown expects to have all modifications completed during the fourth quarter of 1999.

         Costs incurred relating to making Southdown Year 2000 compliant are expensed in the period in which they are incurred. Southdown currently estimates that the cost to comply with Year 2000 requirements will total approximately $1.5 million, including the cost of outside consultants, accelerated software replacement beyond the normal upgrade cycle and the replacement or modification of equipment with embedded microprocessor controls.

         It is not certain that Year 2000 compliance can be fully achieved. With respect to Southdown's own internal operations, the most reasonably likely worst case scenario would be a temporary shut down of a production system because of some unforeseen problem with an automated monitoring or control device. Southdown is in the process of formulating a Year 2000 contingency plan to address risks and possible countermeasures that are expected to include plans for manual intervention of control systems and equipment and may also entail replacement of certain equipment on an emergency basis. Management expects to have its Year 2000 contingency plans in place by mid-third quarter of 1999. It may not be possible, however, to adequately plan for all contingencies.

         Southdown does not expect that it will experience a disruption of its operations, but actual results could differ greatly from Southdown's plans. Some of the specific problem areas that might cause material differences to occur are
(1) the availability and cost of personnel trained in this area, (2) the ability to identify and correct all relevant computer codes, (3) the ability to identify and correct non-complying microprocessors embedded in other digitally controlled equipment, and (4) the significant degree of interdependence with third party suppliers, service providers and customers. Conditions outside of Southdown's control such as problems in the transportation, postal, banking, utility or telecommunication systems, may have a material disruptive effect on Southdown's ability to process orders, effect delivery of materials or finished goods, invoice customers or disburse or receive funds. Southdown is presently unable to determine the impact on its business if it and the other companies on which it relies do not achieve Year 2000 compliance, or that the impact will not have a material adverse affect on Southdown's financial condition or results of operations.

         Kosmos Joint Venture Severance Tax Audit - Kosmos Cement Company is a partnership operated and 75% owned by Southdown. In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at its Battletown, Kentucky quarry. The total assessment is approximately $3.7 million, including penalty and interest for the period under audit, 1991 through 1996. A major portion of the Kentucky severance tax assessment relates to limestone mined by Kosmos specifically for use by a local electric utility company.

Southdown believes that, under the terms of a supply agreement, the utility company is responsible for severance taxes on limestone provided to it, but the utility company has neither affirmed nor denied any liability related to the deficiency.

          Kosmos is contesting the assessment and entered into discussions with the Kentucky Revenue Cabinet over a year ago. Discussions are still ongoing and Southdown is at present unable to evaluate whether an unfavorable outcome is either probable or remote. A hearing before the Kentucky Board of Tax Appeals is scheduled for September 1999. For amounts agreed to in any settlement and for amounts not paid by the local electric utility, Southdown would indirectly bear 75% of any settlement and legal costs through its ownership interest in Kosmos. Kosmos could then pursue legal recourse against the utility company.

         Claims for Indemnification - The Mineral Management Service of the Department of the Interior claimed that Southdown's former oil and gas subsidiary, Pelto Oil Company, owed royalties on two separate gas contract settlement payments that Pelto received. When Southdown sold Pelto in 1989, Southdown agreed to protect the purchaser from any future claims related to these two payments. In a 1998 letter, the MMS advised that it was withdrawing its royalty claim in the amount of $1.35 million on one of the settlement payments because of a 1997 court ruling, which prohibited further claims against the current owner of Pelto and that owner's affiliates. The MMS, however, reserved its right to possibly reassert the claim at a later date.

         Southdown also disagrees with MMS' claim that an unspecified amount of royalties are owed on the second gas contract settlement payment of $5.9 million. If one or both of MMS' claims against Pelto are ultimately successful, Southdown could have liability for royalties, plus late payment charges, in amounts which are not currently determinable. Such expenditures would result in a charge to discontinued operations.

         Discontinued Environmental Services Segment - Southdown has both given and received environmental and other indemnifications related to properties Southdown previously owned. A few courts have held that such promises to protect other parties from loss for environmental liabilities are unenforceable. At present, Southdown is not able to estimate the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, regarding these discontinued operations, except as noted below.

         In late 1994 and the second quarter of 1995, Southdown learned of some soil and groundwater contamination at its former Alabama hazardous waste processing facility. Although Southdown sold the facility in April 1995, Southdown agreed to keep some liability for soil and groundwater contamination at the facility prior to that time. Southdown hired a qualified consultant to conduct the investigation of the contamination at the facility and as a result of the consultant's preliminary report, Southdown increased the amount reserved to resolve this matter by recording an additional $2.4 million expense ($1.6 million, after-tax) in the third quarter of 1998.

         Additional information gathered during preliminary work at the site has caused Southdown to increase the estimate of the total cost to resolve this matter. Accordingly, Southdown recorded a $1.5 million charge ($1 million after-tax) in the second quarter of 1999. Because Southdown discontinued its hazardous waste disposal business in 1994, the charge is reflected as a "loss from discontinued operations, net of income taxes" on Southdown's Statement of Consolidated Earnings. Southdown's investigation has not definitively determined the scope of the contamination or the extent of any cleanup that may be required. It is too early to determine the amount of Southdown's exposure to loss with any degree of certainty. Southdown has agreed to remediate the soil and groundwater contamination at the Alabama facility to the extent required by law, and it has filed lawsuits against the former owner and former customers of the facility. The claims against that former owner and other potentially responsible parties could significantly reduce or eliminate Southdown's loss exposure.

         Other - In addition to those matters separately disclosed above, Southdown has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, and (5) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management, do not total more than 10% of current assets and will not result in losses that would materially affect Southdown's consolidated balance sheet. However, because Southdown's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on Southdown's results of operations or cash flows for that period.

         Disclosure Regarding Forward-Looking Statements - This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Southdown based these statements on current expectations, estimates and projections about the general economy and Southdown's lines of business. These statements are generally identifiable by phrases containing words such as "expects," "believes," "anticipates," "estimates" or similar expressions. Statements related to future performance involve certain assumptions, risks and uncertainties, many of which are beyond the control of Southdown, and cannot be guaranteed.

         Although Southdown believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can not say with certainty that what it expects will actually happen. Important factors that could cause actual results to differ materially from Southdown's expectations include, among others, (1) significant excess cement production capacity in other parts of the world, particularly Asia, (2) foreign and domestic price competition, (3) cost effectiveness, (4) changes in environmental regulation,
(5) abnormal periods of inclement weather, and (6) general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry. Southdown cautions the reader to consider these disclosures when reading the forward-looking statements included in this report. Subsequent written and oral forward looking statements made by Southdown or by persons acting on behalf of Southdown are completely qualified by these cautionary disclosures.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Southdown does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of Southdown's investments, changes in market interest rates would not have a significant impact on their fair value. Expected maturity dates and average interest rates of long-term debt are essentially unchanged since December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In the ordinary course of business, Southdown may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability and employment matters. Other than those disclosed elsewhere in this document, based on the information developed to date and advice of outside counsel, Southdown is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, does not total more than 10% of current assets and will not result in losses that would materially affect Southdown's consolidated balance sheet as of June 30, 1999. However, Southdown's results of operations vary considerably with construction activity and other factors. It is, therefore, at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on Southdown's results of operations or cash flows for that period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

              11      Statement of Computation of Per Share Earnings

              15 Independent Accountants' Letter re Unaudited Interim Financial Information

              27.1    Financial Data Schedule - Six Months Ended June 30, 1999

(b)      Reports on Form 8-K

         On June 3, 1999, Southdown filed a Current Report on Form 8-K reporting on the results of matters submitted to a vote of the shareholders of Southdown at its Annual Meeting on May 20, 1999, namely the election of five directors to Southdown's Board of Directors, the approval of amendments of the 1991 Nonqualified Stock Option Plan for Non-Employee Directors and the ratification of the appointment of Deloitte & Touche LLP as the independent auditors of Southdown for the year ending December 31, 1999.

         No other Reports on Form 8-K were filed during the quarter ended June 30, 1999.

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



                                                     SOUTHDOWN, INC.
                                         ---------------------------------------
                                                      (Registrant)



Date:  August 6, 1999                 By:            DENNIS M. THIES
                                         ---------------------------------------
                                                     Dennis M. Thies
                                             Executive Vice President-Finance
                                                and Chief Financial Officer
                                              (Principal Financial Officer)



Date:  August 6, 1999                 By:            ALLAN KORSAKOV
                                         ---------------------------------------
                                                      Allan Korsakov
                                         Vice President and Corporate Controller
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS


  EXHIBIT NO.       DESCRIPTION
  -----------       -----------
      11            Statement of Computation of Per Share Earnings

      15            Independent Accountants' Letter re Unaudited Interim
                    Financial Information

      27.1          Financial Data Schedule - Six Months Ended June 30, 1999