Form 10-Q
period 1999-09-30
SOUTHDOWN INC
filed 1999-11-08
CIK 313058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         At October 31, 1999 there were 35.9 million common shares outstanding.

================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                                                        PAGE
                                                                                                         NO.
                                                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
              September 30, 1999 and December 31, 1998                                                    1

            Statement of Consolidated Earnings
              Three and nine months ended September 30, 1999 and 1998                                     2

            Statement of Consolidated Cash Flows
              Nine months ended September 30, 1999 and 1998                                               3

            Statement of Selected Consolidated Segment Data
              Three and nine months ended September 30, 1999 and 1998                                     4

            Statement of Consolidated Shareholders' Equity
              Nine months ended September 30, 1999                                                        5

            Statement of Consolidated Comprehensive Income
              Three and nine months ended September 30, 1999 and 1998                                     5

            Notes to Consolidated Financial Statements                                                    6

            Independent Accountants' Review Report                                                       11

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  12

Item 3.     Qualitative and Quantitative Disclosures about Market Risk                                   23


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                            23

Item 6.     Exhibits and Reports on Form 8-K                                                             24

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)



                                                                                (IN MILLIONS)
                                                                       -------------------------------
                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1999               1998
                                                                       -------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $     35.3         $    143.8
    Short-term investments                                                      --               14.8
    Accounts and notes receivable, less allowance for doubtful
         accounts of $5.0 and $4.9                                           163.3              120.0
    Inventories (Note 5)                                                     129.1              107.7
    Prepaid expenses and other                                                17.4               18.4
                                                                        ----------         ----------
         Total current assets                                                345.1              404.7
Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $668.7 and $679.0                          890.3              819.9
Goodwill                                                                     127.9              105.5
Other long-term assets                                                        71.6               70.3
                                                                        ----------         ----------
                                                                        $  1,434.9         $  1,400.4
                                                                        ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                $      0.4         $      0.6
    Accounts payable and accrued liabilities                                 152.6              139.3
                                                                        ----------         ----------
         Total current liabilities                                           153.0              139.9
Long-term debt                                                               166.9              167.3
Deferred income taxes                                                        139.5              139.4
Minority interest in consolidated joint venture                               33.6               27.7
Long-term portion of postretirement benefit obligation                        88.7               91.5
Other long-term liabilities and deferred credits                              30.6               30.4
                                                                        ----------         ----------
                                                                             612.3              596.2
                                                                        ----------         ----------
Shareholders' equity:
    Common stock, $1.25 par value (Note 6)                                    50.0               49.8
    Capital in excess of par value                                           374.2              370.6
    Reinvested earnings                                                      571.8              431.6
    Currency translation adjustment                                           (1.3)              (1.5)
    Treasury stock, at cost                                                 (172.1)             (46.3)
                                                                        ----------         ----------
                                                                             822.6              804.2
                                                                        ----------         ----------
                                                                        $  1,434.9         $  1,400.4
                                                                        ==========         ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                    -----------------------------------------------------------
                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    -------------------------         -------------------------
                                                                      1999             1998             1999             1998
                                                                    --------         --------         --------         --------

Revenues                                                            $  362.5         $  341.4         $  940.8         $  884.0
                                                                    --------         --------         --------         --------
Costs and expenses:
  Operating                                                            214.6            198.2            577.8            546.7
  Depreciation, depletion and amortization                              19.1             16.6             54.4             53.1
  Selling and marketing                                                  7.5              5.9             21.8             20.2
  General and administrative                                            14.4             14.8             47.6             50.8
  Acquisition (credit) charge (Note 2)                                    --             (4.0)            (1.5)            78.9
  Other income, net                                                     (2.0)            (0.1)           (11.4)            (3.3)
                                                                    --------         --------         --------         --------
                                                                       253.6            231.4            688.7            746.4
                                                                    --------         --------         --------         --------
Earnings before interest, income taxes
   and minority interest                                               108.9            110.0            252.1            137.6
Interest income                                                          1.1              1.0              4.0              3.3
                                                                        (3.6)            (4.1)           (10.4)           (13.3)
Interest expense, net of amounts capitalized
                                                                    --------         --------         --------         --------
Earnings before income taxes and minority interest                     106.4            106.9            245.7            127.6
Income tax expense                                                     (37.2)           (32.0)           (83.6)           (58.5)
                                                                    --------         --------         --------         --------
Earnings before minority interest                                       69.2             74.9            162.1             69.1
Minority interest, net of income taxes                                  (1.8)            (1.8)            (3.7)            (3.4)
                                                                    --------         --------         --------         --------
Earnings from continuing operations                                     67.4             73.1            158.4             65.7
Loss from discontinued operations,
   net of income taxes (Note 3)                                           --             (1.6)            (1.0)            (1.6)
                                                                    --------         --------         --------         --------
Net earnings                                                        $   67.4         $   71.5         $  157.4         $   64.1
                                                                    ========         ========         ========         ========
Earnings (loss) per common share:
  Basic
     Earnings from continuing operations                            $   1.80         $   1.90         $   4.16         $   1.72
     Loss from discontinued operations, net of income taxes               --            (0.04)           (0.03)           (0.04)
                                                                    --------         --------         --------         --------
                                                                    $   1.80         $   1.86         $   4.13         $   1.68
                                                                    ========         ========         ========         ========
  Diluted
     Earnings from continuing operations                            $   1.78         $   1.88         $   4.12         $   1.69
     Loss from discontinued operations, net of income taxes               --            (0.04)           (0.03)           (0.04)
                                                                    --------         --------         --------         --------
                                                                    $   1.78         $   1.84         $   4.09         $   1.65
                                                                    ========         ========         ========         ========
Average shares outstanding:
  Basic                                                                 37.4             38.4             38.1             38.1
                                                                    ========         ========         ========         ========
  Diluted                                                               37.8             38.9             38.5             38.8
                                                                    ========         ========         ========         ========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                                                                    (IN MILLIONS)
                                                                              -------------------------
                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              -------------------------
                                                                                1999             1998
                                                                              --------         --------
Operating activities:
    Earnings from continuing operations                                       $  158.4         $   65.7
    Adjustments to reconcile earnings from continuing
       operations to cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                                 54.4             53.1
         Other non-cash charges                                                    0.7             13.5
         Changes in operating assets and liabilities                             (52.7)            (9.1)
         Other adjustments                                                        (2.9)             3.8
    Net cash provided by (used in) discontinued operations                        (1.2)             0.1
                                                                              --------         --------
Net cash provided by operating activities                                        156.7            127.1
                                                                              --------         --------

Investing activities:
    Additions to property, plant and equipment                                   (94.2)           (75.3)
    Acquisitions, net of cash acquired                                           (60.0)            (6.9)
    Purchase of short-term investments                                           (14.8)            (3.9)
    Maturity of short-term investments                                            29.6              7.9
    Proceeds from asset sales                                                     14.7              5.7
    Other investing activities                                                    (2.7)             1.0
                                                                              --------         --------
Net cash used in investing activities                                           (127.4)           (71.5)
                                                                              --------         --------

Financing activities:
    Additions to long-term debt                                                     --             30.9
    Reductions in long-term debt                                                  (0.7)           (63.5)
    Purchase of treasury stock                                                  (124.0)              --
    Dividends                                                                    (17.2)           (13.6)
    Contributions from minority partner                                            5.3               --
    Distributions to minority partner                                             (5.0)            (4.0)
    Other financing activities                                                     3.8              1.5
                                                                              --------         --------
Net cash used in financing activities                                           (137.8)           (48.7)
                                                                              --------         --------

Net increase (decrease) in cash and cash equivalents                            (108.5)             6.9

Cash and cash equivalents at beginning of period                                 143.8             98.9
                                                                              --------         --------

Cash and cash equivalents at end of period                                    $   35.3         $  105.8
                                                                              ========         ========

         Cash payments for income taxes totaled $67.7 million and $29.1 million in the nine months ended September 30, 1999 and 1998, respectively. Interest paid, net of amounts capitalized, was $12.9 million and $17.7 million in the nine month year-to-date 1999 and 1998 periods, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF SELECTED CONSOLIDATED SEGMENT DATA

                                   (UNAUDITED)



                                                                                       (IN MILLIONS)
                                                                -----------------------------------------------------------
                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -------------------------         -------------------------
                                                                  1999             1998             1999             1998
                                                                --------         --------         --------         --------
Contributions to revenues:
    Cement
         Sales to customers                                     $  254.5         $  243.2         $  642.8         $  610.1
         Freight to customers and other                             15.0             12.2             35.7             32.2
                                                                --------         --------         --------         --------
             Total cement revenues                                 269.5            255.4            678.5            642.3
    Concrete products                                               66.2             61.0            191.2            178.1
    Aggregates                                                      45.2             42.5            122.5            112.5
    Intersegment sales                                             (18.4)           (17.5)           (51.4)           (48.9)
                                                                --------         --------         --------         --------
                                                                $  362.5         $  341.4         $  940.8         $  884.0
                                                                ========         ========         ========         ========
Contributions to earnings from continuing operations
    before interest, income taxes and minority interest:
      Operating profit
         Cement                                                 $  105.4         $  104.4         $  241.2         $  223.6
         Concrete products                                           5.3              4.8             16.1             12.2
         Aggregates                                                  9.0              9.1             29.1             18.7
                                                                --------         --------         --------         --------
                                                                   119.7            118.3            286.4            254.5
      Corporate overhead                                           (10.8)           (12.3)           (35.8)           (38.0)
      Acquisition credit (charge) (Note 2)                            --              4.0              1.5            (78.9)
                                                                --------         --------         --------         --------
                                                                $  108.9         $  110.0         $  252.1         $  137.6
                                                                ========         ========         ========         ========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                   (UNAUDITED)



                                                                               (IN MILLIONS)
                                                ---------------------------------------------------------------------------
                                                    COMMON STOCK         CAPITAL                     CURRENCY
                                                --------------------    IN EXCESS     REINVESTED    TRANSLATION    TREASURY
                                                 SHARES      AMOUNT    OF PAR VALUE    EARNINGS      ADJUSTMENT     STOCK
                                                --------    --------   ------------   ----------    -----------    --------
Balance at December 31, 1998                        39.8    $   49.8     $  370.6      $  431.6       $   (1.5)    $  (46.3)
Net earnings                                          --          --           --         157.4             --           --
Dividends paid on common stock                        --          --           --         (17.2)            --           --
Exercise of stock options                            0.2         0.2          3.4            --             --           --
Purchase of treasury stock                            --          --           --            --             --       (126.9)
Issuance of treasury stock                            --          --          0.2            --             --          1.1
Foreign currency translation
   adjustment                                         --          --           --            --            0.2           --
                                                --------    --------     --------      --------       --------     --------

Balance at September 30, 1999                       40.0    $   50.0     $  374.2      $  571.8       $   (1.3)    $ (172.1)
                                                ========    ========     ========      ========       ========     ========




                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                                (IN MILLIONS)
                                          ---------------------------------------------------------
                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                          ------------------------         ------------------------
                                            1999            1998             1999            1998
                                          --------        --------         --------        --------

Net earnings                              $   67.4        $   71.5         $  157.4        $   64.1
Foreign currency translation
   adjustments, net of tax                      --            (0.3)             0.2            (0.4)
                                          --------        --------         --------        --------
Comprehensive income                      $   67.4        $   71.2         $  157.6        $   63.7
                                          ========        ========         ========        ========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         This quarterly report presents the following financial statements of Southdown, Inc. and subsidiary companies ("Southdown" or the "Company"):

         - The Consolidated Balance Sheet at September 30, 1999, and December 31, 1998.

         - The Statements of Consolidated Earnings, Selected Consolidated Segment Data, and Consolidated Comprehensive Income for the three and nine month periods ended September 30, 1999 and 1998.

         - The Statement of Consolidated Cash Flows for the nine months ended September 30, 1999 and 1998.

         - The Statement of Consolidated Shareholders' Equity for the nine months ended September 30, 1999.

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

         Management believes that the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Southdown on a consolidated basis. Management also believes that all such adjustments are of a normal recurring nature. The interim statements for the period ended September 30, 1999 do not necessarily indicate what Southdown's results will be for the full year. Southdown reclassified certain data from the prior year to make it easier to compare both years.

NOTE 2 - ACQUISITIONS:

         In August 1999, the Company acquired all of the common stock of SMI Holdings, Inc. ("SMI") for $56.5 million plus working capital. The acquisition was funded from the cash balances of the Company. SMI operated eight ready-mix concrete plants, an aggregates quarry and four concrete block and resale operations located in the proximity of the Company's Brooksville, Florida cement plant. Pro forma financial information has not been provided because of immateriality.

         On June 30, 1998, Southdown concluded a merger transaction with Medusa Corporation. Medusa became a 100% owned subsidiary of Southdown at that time. The Medusa merger converted each outstanding Medusa common share into the right to receive .88 shares of Southdown common stock. Southdown issued approximately
14.7 million shares of its common stock for all of the outstanding common stock of Medusa. This tax-free transaction was treated as a "pooling of interests," rather than a purchase of one company by another. A pooling of interests accounts for a business combination as the uniting of the ownership interests of companies by an exchange of stock.

         The results of operations for the separate companies and the combined amounts included in the 1998 consolidated financial statements are presented below:

                                      (IN MILLIONS)
                                    ----------------
                                    SIX MONTHS ENDED
                                      JUNE 30, 1998
                                    ----------------

         Revenues
              Southdown                $  357.9
              Medusa                      184.7
                                       --------
                  Combined             $  542.6
                                       ========

         Net earnings (loss)
              Southdown                $   39.2
              Medusa                      (46.6)
                                       --------
                  Combined             $   (7.4)
                                       ========


         Southdown recorded 1998 charges to operating expenses totaling $78.9 million ($66.9 million after taxes, or $1.72 per diluted common share) for direct and other merger related transaction costs. Remaining merger transaction liabilities at September 30, 1999 were $1 million. These liabilities relate to ongoing lease payment obligations associated with the closure of the Medusa corporate office, which was closed at the end of the first quarter of 1999. Details of the merger related costs are as follows:

                                                                        (IN MILLIONS)
                                                 ----------------------------------------------------------
                                                 ORIGINAL
                                                  MERGER         AMOUNTS                          BALANCE
                                                  COSTS            PAID         ADJUSTMENTS      AT 9/30/99
                                                 --------        --------       -----------      ----------
         Merger transaction costs and
              professional fees                  $   18.4        $   18.9        $    0.5         $     --
         Severance costs                             54.3            47.2            (7.1)              --
         Closure costs                               10.2             6.6            (2.6)             1.0
                                                 --------        --------        --------         --------
                  Total                          $   82.9        $   72.7        $   (9.2)        $    1.0
                                                 ========        ========        ========         ========

NOTE 3 - LOSS FROM DISCONTINUED OPERATIONS:

         In late 1994 and the first quarter of 1995, Southdown became aware of some soil and groundwater contamination at or near a subsidiary's former Alabama hazardous waste processing facility. Although Southdown sold the Alabama facility to Nortru, Inc. in April 1995, Southdown agreed to keep some liability for soil and groundwater contamination at the facility prior to that time and has agreed to remediate this contamination to the extent required by law. Southdown hired a qualified consultant to conduct the investigation of the contamination at the facility and, as a result of the consultant's preliminary report, Southdown increased the amount reserved to resolve this matter by recording an additional $2.4 million expense ($1.6 million, after-tax) in the third quarter of 1998.

         Additional information gathered during preliminary work at the site caused Southdown to increase the estimate of the total cost to remediate the contamination. Accordingly, Southdown recorded a $1.5 million charge ($1 million after-tax) in the second quarter of 1999. Because Southdown discontinued its hazardous waste disposal business in 1994, the charge is reflected as a "loss from discontinued operations, net of income taxes." Southdown's consultant has only preliminarily determined the scope of the contamination and is still assessing the extent of any cleanup that may be required. Accordingly, it is not yet possible to determine the amount of Southdown's loss exposure with any degree of certainty. Southdown has filed lawsuits against the former owner and former customers of the facility. The claims against that former owner and other potentially responsible parties could significantly reduce or eliminate Southdown's loss exposure.

NOTE 4 - EARNINGS PER SHARE:

         Basic earnings per share were computed using the average number of common shares outstanding in each of the three and nine-month periods ending September 30, 1999 and 1998. Diluted earnings per share for the three and nine-month periods ending September 30, 1999 assume the dilutive impact of stock options.

         Income available to common shareholders and share amounts used in the computation of basic and diluted earnings per share follows:

                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                  --------------------------------------------------------
                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ------------------------        ------------------------
                                                    1999            1998            1999            1998
                                                  --------        --------        --------        --------

Basic calculation
Earnings from continuing operations               $   67.4        $   73.1        $  158.4        $   65.7
                                                  ========        ========        ========        ========

Average outstanding common shares                     37.4            38.4            38.1            38.1
                                                  ========        ========        ========        ========

Basic earnings per share from
   continuing operations                          $   1.80        $   1.90        $   4.16        $   1.72
                                                  ========        ========        ========        ========

Diluted calculation
Earnings from continuing operations               $   67.4        $   73.1        $  158.4        $   65.7
                                                  ========        ========        ========        ========

Average outstanding common shares                     37.4            38.4            38.1            38.1
Effect of dilutive stock options                       0.4             0.5             0.4             0.7
                                                  --------        --------        --------        --------
   Total outstanding shares for diluted
       earnings per share                             37.8            38.9            38.5            38.8
                                                  ========        ========        ========        ========

Diluted earnings per share from
   continuing operations                          $   1.78        $   1.88        $   4.12        $   1.69
                                                  ========        ========        ========        ========

NOTE 5 - INVENTORIES:

                                              (IN MILLIONS)
                                     -------------------------------
                                     SEPTEMBER 30,      DECEMBER 31,
                                         1999               1998
                                     -------------      ------------
         Finished goods                  $   38.3        $   36.1
         Work in progress                    27.8            14.7
         Raw materials                        8.7             7.1
         Supplies                            54.3            49.8
                                         --------        --------
                                         $  129.1        $  107.7
                                         ========        ========

         Inventories stated on the Last In, First Out method were $61.5 million of total inventories at September 30, 1999 and $46.3 million of total inventories at December 31, 1998 compared with current costs of $78.4 million and $63.2 million, respectively.

NOTE 6 - CAPITAL STOCK:

         Southdown paid a quarterly dividend of $0.10 per share of common stock from March 1997 to September 1998. In December 1998, the quarterly dividend was increased to $0.15 per share of common stock.

         On March 25, 1999, the Board of Directors approved a common stock repurchase program under which Southdown was authorized to repurchase up to 2 million shares of its common stock. On September 16, 1999, the Board of Directors expanded the repurchase program to include an additional 2 million shares of common stock. During 1999, Southdown has made open market purchases of
2.9 million shares of common stock through October 31, 1999 at a cost of $159 million.

NOTE 7 - AMENDMENTS TO NON-EMPLOYEE DIRECTORS' COMPENSATION ARRANGEMENTS:

         At the May 1999 Annual Meeting, the shareholders approved certain amendments to non-employee directors' compensation arrangements. These amendments replaced all directors' fees previously paid in cash and froze benefits under previously existing phantom stock, deferred compensation and directors' retirement plans. In place of these previously existing compensation arrangements, the amended stock option plan for non-employees became the source of all compensation for future service as directors of Southdown. Starting with the May 1999 annual meeting, each director who is not an employee receives, in addition to the 10,000 options granted when first elected to the Board, 7,500 options at each annual meeting after his first election. Chairmen of each of the Board committees annually receive an additional 500 options. The Chairman of the Board of Directors annually receives an additional 18,500 options.

NOTE 8 - NEW ACCOUNTING STANDARDS:

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is a financial instrument that takes or "derives" its value from the value of some other financial instrument or instruments. SFAS No. 133 requires that a company recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Fair value is the amount for which an object would currently change hands between a willing buyer and an independent willing seller. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and management is currently evaluating what, if any, impact this new accounting standard may have on Southdown's consolidated financial statements. Southdown held no derivative financial instruments during 1998 or the nine months ended September 30, 1999.

NOTE 9 - CONTINGENCIES:

         Southdown has incurred in the regular course of business certain commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold-harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, (5) commercial disputes and litigation, and (6) claims by disgruntled employees. Other than those disclosed elsewhere in this document, in the judgment of management, these various commitments and contingent liabilities do not total more than 10% of current assets and will not result in losses that would materially affect Southdown's consolidated balance sheet. However, Southdown's results of operations can vary considerably with construction activity and other factors. It is, therefore, at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on Southdown's results of operations or cash flows for that period.

         See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 10 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by Southdown's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of September 30, 1999 and for the nine months then ended follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS


         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of September 30, 1999, and the related consolidated statements of earnings, and comprehensive income for the three and nine months ended September 30, 1999 and 1998 and the consolidated statements of cash flows and shareholders' equity for the nine months ended September 30, 1999. These financial statements are the responsibility of Southdown's management.

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




Deloitte & Touche LLP
Houston, Texas
October 19, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 65 through 74 of Southdown's Annual Report to Shareholders for the year ended December 31, 1998 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

     CONSOLIDATED THIRD QUARTER RESULTS

         Net earnings for the third quarter of 1999 were $67.4 million, or $1.78 per diluted share, compared with net earnings of $71.5 million, or $1.84 per diluted share, in the third quarter of 1998. The prior year quarter included a $7 million after-tax credit, $0.18 per diluted share, reflecting a reduction in the Medusa acquisition charge and the beneficial tax effect of an increase in deductible acquisition costs. Excluding the prior year Medusa acquisition charge adjustment, earnings from continuing operations of $1.78 per share for the 1999 quarter are slightly higher than the prior year results of $1.70. Net earnings for the prior year quarter were also impacted by a $1.6 million after-tax charge related to environmental remediation at the Company's former Birmingham, Alabama hazardous waste facility.

         Consolidated revenues in the third quarter of 1999 increased 6% over the same period of the prior year, driven by improvement in all three operating segments. Third quarter 1999 earnings before interest, income taxes and minority interest improved 3% (excluding the Medusa transaction credits) over the same quarter of the prior year, primarily reflecting improved earnings achieved by the Cement segment and lower corporate overhead expenses in 1999. Aggregate operating profits before corporate overhead for the quarter ended September 30, 1999 increased 1% compared with the same quarter of 1998.

         Interest expense decreased 12%, primarily because of higher capitalized interest related to significant levels of ongoing construction activity. The effective tax rate for the third quarter of 1999 was higher than the rate used in the second quarter because of revised estimates of the impact of permanent differences related to federal statutory depletion on annualized actual results for the nine months of 1999. The effective tax rate for the prior year quarter of 30% is lower than the federal statutory rate of 35% because of an increase in deductible Medusa acquisition costs.

     CONSOLIDATED YEAR-TO-DATE RESULTS

         Consolidated net earnings for the nine months ended September 30, 1999 were $157.4 million, $4.09 per diluted share, compared with net earnings in the prior year period of $64.1 million. The prior year period included a $66.9 million, or $1.72 per diluted share, after-tax charge related to the Medusa merger. Consolidated revenues year-to-date 1999 were 6% higher than those of the prior year period. Excluding Medusa acquisition charges and credits, earnings before interest, income taxes and minority interest improved 16% over the first nine months of 1998 and aggregate operating profits before corporate overhead increased 13% over the same period of the prior year. All three operating segments showed solid improvements year-over-year.

         The increase in interest income reflects higher levels of investable cash during the first nine months of 1999 compared with the prior year period. Interest expense in 1999 decreased compared with the prior year period primarily because of higher capitalized interest on construction projects and the elimination of the Medusa revolving credit facility in June 1998. The 1999 year-to-date effective tax rate of 34% is lower than the prior year rate of 46%. The prior year tax rate was higher than the federal statutory rate because a significant portion of the Medusa merger related costs was non-deductible.

SEGMENT OPERATING EARNINGS

     CEMENT

         Third Quarter - The Cement segment operating earnings increased to $105.4 million compared with $104.4 million in the prior year quarter, reflecting a 5% improvement in cement sales volumes. Higher cement sales volumes continued to drive the gain in earnings because of healthy cement demand conditions in most of the Company's marketing regions. Average cement sales prices declined slightly, primarily as a result of a slight reduction in California pricing related to a shift in customer mix. Despite an 8% quarter-over-quarter improvement in clinker production, unit costs of sales increased during the third quarter of 1999 because of earlier than planned maintenance outages at several plants.

         Year-to-Date - For the nine months ended September 30, 1999, the Cement segment operating earnings increased $17.6 million, or 8%, compared with the prior year period. The Cement segment achieved a year-over-year 5% increase in cement sales volumes and a $0.58 per ton increase in average sales price for the nine months ended September 30. Higher sales volumes and prices reflected strong demand in most market areas. Unit cost of sales declined for the year-to-date period because of a 7% increase in clinker production.

         Sales volumes, average unit price and cost data and unit operating profit margins relating to Southdown's cement plant operations appear in the following table:

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                          ----------------------------        ----------------------------
                                                             1999              1998              1999              1998
                                                          ----------        ----------        ----------        ----------

Tons of cement sold (thousands)                                3,521             3,349             8,863             8,481
                                                          ==========        ==========        ==========        ==========

Weighted average per ton data:
     Sales price (net of freight to customers)            $    72.26        $    72.63        $    72.52        $    71.94
     Manufacturing and other costs(1)                          42.81             41.79             45.69             45.95
                                                          ----------        ----------        ----------        ----------

     Margin                                               $    29.45        $    30.84        $    26.83        $    25.99
                                                          ==========        ==========        ==========        ==========

--------------
(1) Includes manufacturing costs, freight to terminals, purchased cement, selling expenses, plant general and administrative costs and other plant overhead costs.

     CONCRETE PRODUCTS

         Third Quarter - Concrete Products segment operating earnings increased to $5.3 million compared with $4.8 million in the third quarter of 1998. The earnings improvement reflects higher pricing in both the California and Florida markets, which helped increase ready-mixed concrete operating margins by 10%. In spite of adverse weather conditions in Florida, ready-mixed concrete sales volumes increased 6%, primarily because of higher Florida market sales and contributions from the new Sunshine Materials operation, which was acquired on August 31, 1999.

         Year-to-Date - Operating earnings for the Concrete Products segment increased to $16.1 million in the first nine months of 1999 compared with $12.2 million in the prior year period. Ready-mixed concrete sales prices improved 3% for the nine months ended September 30, 1999. Both the Florida and California market areas realized improved pricing. Ready-mixed concrete volumes increased by 4% for the year-to-date period because of a strong Florida market and contributions from the recently acquired Sunshine Materials operation.

          Sales volumes, average unit price and cost data and unit operating profit margins relating to Southdown's sales of ready-mixed concrete appear in the following table:

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                ------------------------        ------------------------
                                                  1999            1998            1999            1998
                                                --------        --------        --------        --------

Cubic yards of ready-mixed concrete
     sold (thousands)                                949             899           2,740           2,632
                                                ========        ========        ========        ========

Weighted average per cubic yard data:
     Sales price                                $  59.00        $  58.19        $  59.37        $  57.63
     Operating and other costs(1)                  55.49           55.00           55.39           54.89
                                                --------        --------        --------        --------

     Margin(2)                                  $   3.51        $   3.19        $   3.98        $   2.74
                                                ========        ========        ========        ========


--------------
(1) Includes plant costs, delivery, selling, general and administrative costs.
(2) Does not include real estate gains of approximately $0.8 million and $1.8 million for the three and nine month periods ended September 30, 1999, respectively, and $0.6 million and $2 million for the three and nine month periods of 1998, respectively, or concrete block and other related products which totaled $1.1 million and $1.3 million of operating earnings for the three month periods ended September 30, 1999 and 1998, respectively, and $3.4 million and $3.0 million of operating earnings in the year-to-date 1999 and 1998 periods, respectively.

     AGGREGATES

         Third Quarter - Operating earnings for the Aggregates segment were $9 million compared with $9.1 million in the September 1998 quarter. Construction aggregates sales volume and average pricing improved from the prior year quarter, but the specialty minerals business was adversely affected by lower sales volumes and operating margins.

         Year-to-Date -Excluding a $6 million pre-tax gain realized on the sale of a North Carolina quarry in 1998, the Aggregates segment operating earnings increased $4.4 million or almost 24% from the same period in 1998. Aggregates sales volume increased 5% for the year compared with the same period in 1998 because of improved construction aggregates sales volumes. Operating earnings were also favorably impacted by higher prices in both of Southdown's Eastern and California construction aggregate marketing regions.

         Sales volumes, average unit sales price and cost data and unit operating profit margins relating to Southdown's aggregates operations appear in the following table:

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                ------------------------        ---------------------------
                                                  1999            1998            1999               1998
                                                --------        --------        --------           --------

Tons of aggregates sold (thousands)                3,775           3,856           9,612              9,166
                                                ========        ========        ========           ========

Weighted average per ton data:
     Sales price                                $   8.06        $   7.51        $   8.86           $   8.56
     Operating and other costs (1)                  5.86            5.36            6.56               6.69
                                                --------        --------        --------           --------

     Margin                                     $   2.20        $   2.15        $   2.30(2)        $   1.87
                                                ========        ========        ========           ========

--------------
(1) Includes plant costs, delivery, selling, general and administrative costs.
(2) Excludes $6 million gain on sale of North Carolina quarry in January 1999.

     CORPORATE

         Third Quarter - The decline in corporate overhead expenses in the third quarter of 1999 compared with the prior year quarter resulted from (1) the closing of the Medusa Cleveland corporate office in early 1999, and (2) higher capitalized salaries related to the significant level of ongoing construction activity.

         Year-to-Date - Year-to-date corporate overhead was lower in the 1999 period for the reasons discussed above offset by a $1 million first quarter charge related to the termination of the Board of Directors' retirement plan and by certain expenses related to Medusa corporate headquarters. Management expects corporate overhead for the full year will be below general and administrative expenses incurred in 1998 as efficiencies created by the closing of the Medusa corporate office in March 1999 will continue to impact the remainder of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         "Liquidity" relates to the ability of Southdown to pay its short-term liabilities in the near future. "Capital Resources" relates to the ability of Southdown to pay bills and raise capital in the long term in order to meet Southdown's stated long-term goals and objectives. Strong cash flows from operations during 1999 have enabled Southdown to pursue investments in cost-efficient capital projects at its cement plants and acquire a strategic ready-mixed concrete and aggregates company in Florida, while simultaneously repurchasing 2.2 million shares of common stock through September 30, 1999. Southdown generated $156.7 million in positive cash flow from operating activities for the nine months ended September 30, 1999, a significant increase over the comparable period in 1998. Southdown has used these 1999 operating cash flows, plus existing cash and short-term investment balances and the proceeds from asset sales, to (1) fund $94.2 million in capital additions, primarily related to several expansion/cost reduction projects in the Cement segment, (2) acquire additional ready-mixed concrete operations and a construction aggregates quarry in Florida, (3) repurchase 2.2 million shares of common stock at a cost of $124 million, (4) pay $17.2 million of dividends on common stock, in addition to (5) meeting all working capital requirements. During the first nine months of 1998, internally generated cash flow and borrowings under the Medusa revolving credit facility were utilized to (1) invest approximately $82 million in property, plant and equipment and in a small aggregates acquisition, (2) repay $63.5 million in long-term debt, (3) fund working capital requirements, (4) incur $56.5 million in transaction and other costs related to the Medusa merger, and
(5) pay $13.6 million of dividends on capital stock.

         In addition to positive operating cash flows and existing cash and short-term investments, Southdown's main source of liquidity is its revolving credit facility. Southdown's revolving credit facility totals $200 million and matures in June 2002. The terms of the facility also permit the issuance of standby letters of credit up to a maximum of $95 million in lieu of borrowings. At September 30, 1999, there were no borrowings and $59.7 million in letters of credit outstanding under the revolving credit facility, leaving $140.3 million of unused capacity. Southdown is in compliance with the financial ratios and covenants contained in its revolving credit agreement and subordinated debt indenture. Management believes Southdown's operating cash flows plus the unused capacity under its revolving credit facility provide ample liquidity to fund anticipated capital additions and treasury stock purchases as well as meeting other working capital requirements of Southdown. In addition, management believes Southdown's debt-to-capitalization ratio of 16.9% as of September 30, 1999 and the recent upgrade of Southdown's investment grade senior debt rating to Baa1 by Moody's Investor's Service, Inc., BBB+ by Standard and Poor's, a division of The McGraw-Hill Companies, and A- by Duff & Phelps Credit Rating Co., provide Southdown with unprecedented capital resources and flexibility to meet Southdown's longer term growth objectives.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of Southdown between December 31, 1998 and September 30, 1999 reflected the utilization of internally generated cash flow during the period to fund capital expenditures, common stock repurchases, working capital requirements and common stock dividends. Accounts and notes receivable increased, primarily because of the strong sales activity occurring in September 1999 relative to lower December 1998 sales. The increase in inventories was a result of an increase in manufacturing performance relative to the increased sales volume and a temporary excess inventory condition in the California market attributable to over-importation by domestic producers attempting to supplement sold out regional capacity. The increase in goodwill reflects the acquisition of SMI in August 1999. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations.

     KNOWN EVENTS, TRENDS AND UNCERTAINTIES

         Industry Dynamics - A recent economic and construction forecast by the Portland Cement Association suggests that total cement consumption should grow from 113.8 million tons in 1998 to over 126.0 million tons in 2003. Despite a number of announced capacity expansions in the industry, management believes industry dynamics will remain favorable for at least the next several years. Because of the logistics involved in the design, permitting and construction of major cement plant expansions and new cement plants, there is generally a several year lead time between the announcement of major cement capacity expansions and the actual availability of such production capacity. In the meantime, the shortfall between domestic demand and domestic production capacity is being met by imports (approximately 23% of consumption in 1998 according to the Portland Cement Association). These imports serve as a buffer; and cutbacks in imports should bear the brunt of any increase in domestic production capacity or any decrease in domestic consumption.

         Although inflation concerns should always be a consideration, management believes a modest preemptive firming of interest rates may flatten out the historical business cycle and not be detrimental to the industry in the long run. Management also believes cement industry interest rate sensitivity has actually moderated somewhat from prior years. The moderation is because the proportion of cement industry sales related to the more interest rate sensitive housing and commercial construction markets is less than half of total domestic cement usage and is decreasing, while the proportion of industry sales related to the less interest rate sensitive infrastructure sector is increasing. That shift in domestic cement usage is expected to accelerate as the Transportation Equity Act for the 21st Century (TEA-21) federal highway funding starts to have a more significant impact in the second half of 2000. TEA-21 spending is also expected to have a positive impact on Aggregate and Concrete Products segment results as well.

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

         Several of Southdown's previously and currently owned facilities have become the subject of various local, state or federal environmental proceedings and inquiries. While some of these matters have been settled, others are in their preliminary stages and may not be resolved for years. The information developed to date on these matters is not complete. Based on what it knows currently, however, Southdown does not believe it will be required to spend significantly more on these matters than the amounts already recorded in Southdown's financial statements. However, until all (1) environmental studies and investigations, (2) remediation work, (3) negotiations with other parties that may be responsible, or (4) litigation against other potential sources of recovery have been completed, it is impossible for Southdown to determine the ultimate cost that it might incur to resolve these environmental matters.

         Cement Kiln Dust - Cement manufacturing plants, depending on their process design, raw materials characteristics, product specifications and other factors, may generate a low toxicity by-product known as cement kiln dust or CKD. Most manufacturing plants in the industry typically disposed of CKD in and around their plant sites since the inception of cement manufacturing operations. If CKD comes into contact with water, liquid that leaches out may have an alkalinity level high enough to be classified as hazardous. CKD may also leach out trace amounts of certain hazardous metals if they are present. CKD is currently not regulated as a hazardous waste, but the U.S. Environmental Protection Agency decided in 1995 that some further regulation of CKD was necessary. At the same time, the U.S. EPA stated that it (1) found no evidence of risks associated with the use of cement products and (2) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA began a rulemaking process in order to develop specifically tailored CKD management standards. On August 20, 1999, EPA published its proposed rule addressing CKD management. If finalized, these CKD standards may require the cement industry to adopt more stringent management and record keeping practices for this material.

         Southdown has been investigating potential contamination from several CKD piles at its cement plant in Michigan. A remediation proposal for all unresolved CKD piles was submitted to the Michigan Department of Environmental Quality ("MDEQ") on September 1, 1999. Although MDEQ has been asked to approve the remediation plan by December 1, 1999, Southdown does not know if MDEQ will approve the remediation proposal. Management believes the reserves previously accrued on the books of Southdown are adequate to cover the estimated cost of remediation and penalty payments, if any. At the present time, Southdown does not know the ultimate cost to resolve these issues or over what period Southdown will incur these costs.

         The California Regional Water Quality Control Board required Southdown to investigate the status of two CKD disposal sites at Southdown's California cement plant. The initial phase of the investigation showed no harmful impacts to groundwater at one site at Southdown's River Plant, but Southdown is continuing to monitor the groundwater at this location. Southdown has also investigated the other site which is located at the plant's quarry and has determined that groundwater there has not been impacted. Southdown has recommended closure of this CKD disposal site and a final closure plan has been submitted and is awaiting approval by the California regional board.

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

         o In October 1998, the U.S. EPA issued regulations requiring 22 states and the District of Columbia to adopt new measures by September 1999 to reduce emissions of various nitrogen oxides by specific percentages. While the states are free to adopt whatever measures state officials believe will meet the targets, cement kilns were specifically mentioned in the U.S. EPA rule as potential sources for further nitrogen oxides emissions reductions. While the September 1999 submittal date has been postponed pending resolution of legal challenges, if the courts reject the challenges, the cement industry could be obligated to make substantial capital expenditures in order to meet these additional emissions controls.

         o In June 1999, the U.S. EPA issued air toxics standards for portland cement plants that apply to all companies with cement manufacturing facilities in the United States. Southdown is in the process of evaluating the impact of these air toxics standards.

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

         During 1997 and 1998, Southdown's Wampum, Pennsylvania cement plant, which was acquired in the 1998 Medusa merger, received five Notices of Violation from the U.S. EPA alleging certain air emission violations. The U.S. EPA referred these notices to the U.S. Department of Justice for civil enforcement. The Commonwealth of Pennsylvania, the U.S. Department of Justice and Southdown have negotiated a mutually agreeable consent decree. The consent decree contains certain penalty payments, which have been accrued, as well as future compliance obligations. The consent decree has been lodged for public comment with the U.S. District Court, Western District of Pennsylvania and should be finalized before the end of the year.

         While Southdown commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, Southdown considers this to be an integral part of its business. Management believes that Southdown's current procedures and practices for handling and management of materials are generally consistent with industry standards and legal and regulatory requirements and that Southdown takes appropriate precautions to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal and regulatory requirements, there can be no assurance that past or future Southdown operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. In addition, future changes in regulatory requirements related to the protection of human health and the environment may require Southdown and others engaged in industrial operations to modify various facilities and alter methods of operations at costs that may be substantial. Management, however, does not believe that Southdown would be placed at a competitive disadvantage with respect to other companies engaged in similar lines of business in the U.S.

     OTHER CONTINGENCIES

         Import Competition - In addition to competition from the rest of the domestic cement industry, Southdown faces competition from the importation of foreign cement. U.S. imports of foreign cement began to increase in the mid-1990's as the consumption of cement in the U.S. began to increase beyond the domestic cement industry's production capacity. The Portland Cement Association has estimated that imports represented approximately 23% of cement used in the U.S. during 1998 as compared with approximately 18% in 1997 and 16% in 1996.

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

         As a result of legislation passed by the U.S. Congress in 1994, Commerce and the ITC are presently conducting "sunset" reviews of the antidumping orders and suspension agreements to determine whether they should be revoked or remain in effect for another five years. In October 1999, the Company decided to withdraw its support from the committees which are presently pursuing the continuation of anti-dumping duties or suspension agreement against Mexico, Japan and Venezuela. This decision recognizes the current robust financial health of the U.S. cement industry and the fact that imported cement over the past several years has played a largely supplemental role in the market. Still, changes in competitive pressures from imported foreign cement into the U.S. could have a negative impact on Southdown's results of operations. If these conditions change, Southdown would not hesitate to reinstate proceedings seeking relief from unfair trade practices.

         Year 2000 Compliance - Southdown, like most companies relying on automated data processing and other microprocessor controlled equipment, is faced with the task of assuring that these systems are capable of distinguishing 21st century dates from 20th century dates and that they will continue to function properly after December 31, 1999. To determine Southdown's current exposure, corporate personnel, along with an outside consulting firm specializing in Year 2000 problems, conducted a formal assessment to determine the extent of Southdown's exposure to the Year 2000 compliance issue and to formulate an action plan to remedy any known exposure. Currently, Southdown is actively completing its review, correction and testing of its Year 2000 compliance of business applications and manufacturing process control systems. Southdown has also taken steps designed to verify the Year 2000 readiness of key third party suppliers, service providers and customers by contacting these third party sources and attempting to assess and validate their compliance efforts.

         As of September 30, 1999, Southdown believes it has made significant progress toward resolving its Year 2000 compliance issues. Southdown believes that the majority of its financial and other business applications are now Year 2000 compliant, and that the remainder will be by the end of 1999. Southdown is continuing to conduct internal investigations of its manufacturing plant control systems, its mobile equipment and its other field equipment and devices with embedded microprocessor controls. In most, but not all instances, Southdown has already upgraded or replaced known time sensitive programs or microprocessors. Southdown expects to have all modifications completed during the fourth quarter of 1999.

         Costs incurred relating to making Southdown Year 2000 compliant are expensed in the period in which they are incurred. Southdown currently estimates that the cost to comply with Year 2000 requirements will total approximately $1.5 million, including the cost of outside consultants, accelerated software replacement beyond the normal upgrade cycle and the replacement or modification of equipment with embedded microprocessor controls. Through September 30, 1999, approximately $0.9 million has been expended to comply with Year 2000 requirements.

         It is not certain that Year 2000 compliance can be fully achieved. With respect to Southdown's internal operations, the most reasonably likely worst case scenario would be a temporary shut down of a production system because of some unforeseen problem with an automated monitoring or control device. Southdown has completed a Year 2000 contingency plan to address risks and possible countermeasures that include plans for manual intervention of control systems and equipment and replacement of certain equipment on an emergency basis. It is not possible, however, to adequately plan for all contingencies.

         Southdown does not expect that it will experience a disruption of its operations, but actual results could differ greatly from Southdown's plans. Some of the specific problem areas that might cause material differences to occur are
(1) the availability and cost of personnel trained in this area, (2) the ability to identify and correct all relevant computer codes, (3) the ability to identify and correct non-complying microprocessors embedded in other digitally controlled equipment, and (4) the significant degree of interdependence with third party suppliers, service providers and customers. Conditions outside of Southdown's control, such as problems in the transportation, postal, banking, utility or telecommunication systems, may have a material disruptive effect on Southdown's ability to process orders, effect delivery of materials or finished goods, invoice customers or disburse or receive funds. Southdown is presently unable to determine the impact on its business if it and the other companies on which it relies do not achieve Year 2000 compliance, or that the impact will not have a material adverse affect on Southdown's financial condition or results of operations.

         Kosmos Joint Venture Severance Tax Audit - Kosmos Cement Company is a partnership operated and 75% owned by Southdown. In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at its Battletown, Kentucky quarry. The total assessment is approximately $4.2 million, including penalty and interest for the period under audit, 1991 through 1996. A major portion of the Kentucky severance tax assessment relates to limestone mined by Kosmos specifically for use by a local electric utility company. Southdown believes that, under the terms of a supply agreement, the utility company is responsible for severance taxes on limestone provided to it, but the utility company has denied any liability related to the deficiency.

          Kosmos is contesting the assessment and entered into discussions with the Kentucky Revenue Cabinet over a year ago. Discussions are still ongoing and Southdown is at present unable to evaluate whether an unfavorable outcome is either probable or remote. A hearing before the Kentucky Board of Tax Appeals is scheduled for April 2000. For amounts agreed to in any settlement and for amounts not paid by the local electric utility, Southdown would indirectly bear 75% of any settlement and legal costs through its ownership interest in Kosmos. Kosmos could then pursue legal recourse against the utility company.

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

         In late 1994 and the second quarter of 1995, Southdown learned of some soil and groundwater contamination at or near a subsidiary's former Alabama hazardous waste processing facility. Although Southdown sold the facility in April 1995, Southdown agreed to keep some liability for soil and groundwater contamination at the facility prior to that time. Southdown hired a qualified consultant to conduct the investigation of the contamination at the facility and as a result of the consultant's preliminary report, Southdown increased the amount reserved to resolve this matter by recording an additional $2.4 million expense ($1.6 million, after-tax) in the third quarter of 1998.

         Additional information gathered during preliminary work at the site caused Southdown to increase the estimate of the total cost to resolve this matter. Accordingly, Southdown recorded a $1.5 million charge ($1 million after-tax) in the second quarter of 1999. Because Southdown discontinued its hazardous waste disposal business in 1994, the charge is reflected as a "loss from discontinued operations, net of income taxes." Southdown's investigation has not definitively determined the scope of the contamination or the extent of any cleanup that may be required. It is too early to determine the amount of Southdown's exposure to loss with any degree of certainty. Southdown has agreed to remediate the soil and groundwater contamination at the Alabama facility to the extent required by law, and it has filed lawsuits against the former owner and former customers of the facility. The claims against that former owner and other potentially responsible parties could significantly reduce or eliminate Southdown's loss exposure.

         Other - In addition to those matters separately disclosed above, Southdown has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, (5) commercial disputes and litigation, and (6) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management, do not total more than 10% of current assets and will not result in losses that would materially affect Southdown's consolidated balance sheet. However, because Southdown's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on Southdown's results of operations or cash flows for that period.

         Disclosure Regarding Forward-Looking Statements - This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Southdown based these statements on current expectations, estimates and projections about the general economy and Southdown's lines of business. These statements are generally identifiable by phrases containing words such as "expects," "believes," "anticipates," "estimates," "will," "should," or similar expressions. Statements related to future performance involve certain assumptions, risks and uncertainties, many of which are beyond the control of Southdown, and cannot be guaranteed.

         Although Southdown believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can not say with certainty that what it expects will actually happen. Important factors that could cause actual results to differ materially from Southdown's expectations include, among others, (1) significant excess cement production capacity in other parts of the world, (2) foreign and domestic price competition, (3) cost effectiveness, (4) changes in environmental regulation, (5) abnormal periods of inclement weather, and (6) general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry. Southdown cautions the reader to consider these disclosures when reading the forward-looking statements included in this report. Subsequent written and oral forward looking statements made by Southdown or by persons acting on behalf of Southdown are completely qualified by these cautionary disclosures.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of business, Southdown may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability, employment matters and commercial disputes and litigation. Other than those disclosed elsewhere in this document, based on the information developed to date and advice of outside counsel, Southdown is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, does not total more than 10% of current assets and will not result in losses that would materially affect Southdown's consolidated balance sheet as of September 30, 1999. However, Southdown's results of operations vary considerably with construction activity and other factors. It is, therefore, at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on Southdown's results of operations or cash flows for that period.

         The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
              11      Statement of Computation of Per Share Earnings
              15      Independent Accountants' Letter re Unaudited Interim
                      Financial Information
              27.1    Financial Data Schedule - Nine Months Ended September
                      30, 1999

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SOUTHDOWN, INC.
                                          -------------------------------------
                                                    (Registrant)



Date:  November 8, 1999               By:          DENNIS M. THIES
                                          -------------------------------------
                                                   Dennis M. Thies
                                           Executive Vice President-Finance
                                              and Chief Financial Officer
                                            (Principal Financial Officer)



Date:  November 8, 1999               By:         RICARDO ARREDONDO
                                          -------------------------------------
                                                   Ricardo Arredondo
                                            Vice President and Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 11            Statement of Computation of Per Share Earnings
 15            Independent Accountants' Letter re Unaudited Interim
               Financial Information
 27.1          Financial Data Schedule - Nine Months Ended September
               30, 1999