Form 10-K405
period 1999-12-31
SOUTHDOWN INC
filed 2000-02-25
CIK 313058

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

         As of January 31, 2000, the number of shares of common stock outstanding was approximately 35.9 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, Inc. was approximately $1.8 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1999 are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                      PART I
Item  1.     Business
                General........................................................................................3
                Company Operations
                  Cement Segment...............................................................................3
                  Aggregates Segment..........................................................................11
                  Concrete Products Segment...................................................................12
                Environmental Matters.........................................................................14
                Employees.....................................................................................18
                Segment Information...........................................................................18

Item  2.     Properties.......................................................................................18

Item  3.     Legal Proceedings................................................................................19

Item  4.     Submission of Matters to a Vote of Security Holders..............................................19

                                                      PART II

Item  5.     Market for Registrant's Common Equity and Related Shareholder Matters............................19

Item  6.     Selected Financial Data..........................................................................20

Item  7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................................21

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......................................31

Item  8.     Financial Statements and Supplementary Data......................................................32

Item  9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................................66

                                                     PART III

Item 10.     Directors and Executive Officers of the Registrant...............................................66

Item 11.     Executive Compensation...........................................................................66

Item 12.     Security Ownership of Certain Beneficial Owners and Management...................................66

Item 13.     Certain Relationships and Related Transactions...................................................66

                                                      PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................66

                                     PART I


ITEM 1. BUSINESS.

GENERAL

         Southdown, Inc. was organized in Louisiana in 1930 and maintains its principal executive offices at 1200 Smith Street, Suite 2400, Houston, Texas 77002-4486, telephone (713) 650-6200. The terms "Southdown" and the "Company," as used in this report, include subsidiaries of Southdown and also predecessor corporations.

         The Company operates in three business segments. Southdown is one of the largest producers of cement in the U.S. The Company operates twelve portland cement manufacturing plants located in Alabama, California, Colorado, Florida, Georgia, Kentucky, Michigan, Ohio, Pennsylvania, Tennessee and Texas, plus an extensive network of cement distribution terminals. The Company also mines, processes and sells construction aggregates and specialty mineral products in the eastern half of the U.S., in Florida and in California and installs highway safety systems such as guardrails, traffic signals, highway signage and lighting. In addition, the Company markets ready-mixed concrete products in two of its largest cement markets, California and Florida.

COMPANY OPERATIONS

         Information concerning the Company's net sales, operating profit, assets employed and additional information attributable to each business segment for each year in the three year period ended December 31, 1999 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 4 of Notes to Consolidated Financial Statements, which information is incorporated by reference.

         On June 30, 1998, the Company concluded a merger transaction with Medusa Corporation. The Company issued approximately 14.7 million shares of its common stock for all of the outstanding common stock of Medusa. The tax-free transaction was treated as a "pooling of interests" rather than a purchase of one company by another. A pooling of interests accounts for a business combination as the uniting of the ownership interests of companies by an exchange of stock. All consolidated financial information presented prior to the merger provides the combined results of operations, financial position and cash flows of the Company and Medusa.

     CEMENT SEGMENT

         Cement is the basic binding agent for concrete, a primary construction material. The Company's cement products are produced primarily from raw materials found at or near the Company's plant locations. Depending upon the process at individual plants, production of one ton of finished product consumes approximately 1.7 tons of raw material. The principal raw material used in the production of portland cement is calcium carbonate found in the form of limestone. The Company's total estimated recoverable reserves of limestone are approximately 973 million tons located on approximately 26,000 acres, most of which are owned by the Company in fee. Other raw materials, used in substantially smaller portions than limestone, include sand, iron ore or other iron bearing materials, clay and gypsum. When not found in adequate amounts in the Company's quarries, these materials are purchased from outside suppliers.

         The manufacture of portland cement primarily involves the crushing, grinding and blending of limestone and other raw materials into a chemically proportioned mixture which is then processed in a rotary kiln at extremely high temperatures to produce an intermediate product known as clinker. The clinker is cooled and interground with a small amount of gypsum to produce finished cement. As fuel is a major component in the cost of producing clinker, the pyroprocessing systems of most modern cement plants incorporate some form of the more fuel efficient "dry process" technology. In preheater/precalciner kilns, the most modern application of this technology, the raw materials are initially introduced into a preheater tower that utilizes hot exhaust gases from the kiln to effect partial calcination of the raw materials before they enter the rotary kiln. At present, eleven of the twelve plants operated by the Company, representing approximately 96% of the Company's clinker capacity, utilize some variation of the dry process manufacturing technology. In contrast, based on 1998 data, the most current information available, the Portland Cement Association, the industry's primary trade organization, estimates that approximately 74% of the domestic cement industry's capacity utilizes dry process technology.

         Demand for cement is derived from the demand for ready-mixed concrete and concrete products which, in turn, is dependent on the demand for construction. According to estimates of the Portland Cement Association, the three construction sectors that are the major components of cement consumption are (1) public works construction, (2) commercial and industrial construction, and (3) residential construction. Public works construction, which includes public buildings and infrastructure projects, comprised 52% of U.S. cement consumption in 1998, the most recent period for which such data is available. The U.S. Congress passed legislation in 1998 known as the Transportation and Equity Act for the 21st Century. This legislation authorized $218 billion in federal expenditures for highways, bridges and mass transit projects from 1998 through 2003, which represents a 44% increase over the previous six-year period, which ended in 1997.

         Commercial and industrial construction comprised 20% of U.S. cement consumption in 1998, while residential construction comprised 23% and other miscellaneous usage comprised 5%. Construction spending and cement consumption has historically fluctuated widely. The construction sector, and hence demand for cement and concrete, is affected by the general condition of the economy and prevailing interest rates, and can exhibit substantial variations in activity across the country as a result of the differing cycles and structures of regional economies. The impact on the Company of regional construction cycles may be mitigated to some degree by its geographic diversification. Because of the high fixed-cost nature of the business, however, the overall profitability of cement manufacturers, including the Company, is sensitive to variations in sales volumes and shifts in the balance between supply and demand. The Company's business is seasonal to the extent that construction activity tends to diminish during the winter months in many areas of the country and during other periods of inclement weather.

         The Company's cement production facilities are located principally in the eastern half of the U.S. and in certain key western and southwestern states. These plants have a combined cement manufacturing capacity of approximately 11.7 million tons. All of the facilities are wholly owned except for the Kosmosdale, Kentucky and Pittsburgh, Pennsylvania plants. These two plants are owned by Kosmos Cement Company, a joint venture owned 75% by the Company and 25% by a subsidiary of Dyckerhoff AG. The Company is the operator of all twelve plants, including the two joint venture plants.

         The following table shows certain information regarding the Company's cement plants at December 31, 1999 based on clinker capacity at December 31, 1999 converted to cement at each plant's product mix. All references to "tons" in this table and throughout this document are to U.S. short tons (2,000 pounds).

--------------------------------------------------------------------------------------------------------------------
                                                                            ANNUAL                 ESTIMATED
                                NO.              CLINKER                    CEMENT                  LIFE OF
                                OF            MANUFACTURING                CAPACITY            LIMESTONE RESERVES
      PLANT LOCATION           KILNS             PROCESS                 (IN 000 TONS)        AT CURRENT CAPACITY
--------------------------------------------------------------------------------------------------------------------
  Victorville, California        2        Preheater/precalciner              2,050                 90+ years
                                                 Long dry

   Charlevoix, Michigan          1        Preheater/precalciner              1,540                 90+ years

   Brooksville, Florida          2              Preheater                    1,460                 80+ years

    Demopolis, Alabama           1              Preheater                      990                 100+ years

 Kosmosdale, Kentucky (1)        1              Preheater                      875                 100 years

   Clinchfield, Georgia          1        Preheater/precalciner                835               30+ years (2)

   Knoxville, Tennessee          1        Preheater/precalciner                830                 65+ years

      Fairborn, Ohio             1              Preheater                      750                  30 years

   Wampum, Pennsylvania          3               Long dry                      750                 70+ years

       Odessa, Texas             2              Preheater                      600                  75 years
                                                 Long dry

      Lyons, Colorado            1        Preheater/precalciner                575                 20+ years

 Pittsburgh, Pennsylvania (1)    1                 Wet                         408                     (3)
                                                                   -------------------------
                                                                            11,663
====================================================================================================================


(1) Owned by Kosmos Cement Company, a joint venture. The Company owns 75% of the joint venture and operates the joint venture's plants, sales offices and terminals.

(2) Contiguous property available with significant additional limestone reserves.

(3) The Company has a long-term supply agreement with an independent third party to provide limestone for this plant.


         As a result of continued high uptime and demand, actual clinker production was at or near rated kiln capacity during each of the last three years ended 1999. During each of the past three years, the Company has also purchased cement from others for resale. In 1999, 6% of the cement sold by the Company was acquired from third parties compared with 5% in 1998 and 1997, respectively.

         During 1999, the Company sold approximately 11.9 million tons of cement compared with 11.4 million tons in 1998 and 11.1 million tons in 1997. High levels of construction activity in most regions of the country during the last several years resulted in a more favorable balance in the supply and demand for cement which, in turn, allowed sales prices to rise. During 1999, the industry continued to benefit from demand growth and higher sales prices. As a consequence of these improvements in market conditions, the Company's Cement segment revenues and earnings have followed a pattern of continued growth for the last several years.

         Continued strength in all three construction sectors in 1999 resulted in the sixth consecutive year of record setting cement consumption in the U.S. The Portland Cement Association has estimated that total U.S. cement plant capacity utilization was 97% for 1998, the most recent data available. Even at this high rate of capacity utilization, the cement industry was required to rely on foreign cement imports to supplement domestic production. The Portland Cement Association has estimated 1998 U.S. clinker production capacity at 86 million tons (equivalent to approximately 90 million tons of cement production capacity) while domestic cement consumption was estimated at approximately 114 million tons. Several years of demand-supply relationships favorable to cement producers have resulted in cement prices increasing to a level where the domestic cement industry has undertaken the capital investment necessary to expand production capability.

         The Portland Cement Association reports that approximately 26 plant modernizations and expansion projects, including six new cement plants, have been announced or are underway in the United States. These projects, if completed, could add approximately 22 million tons of new domestic cement manufacturing capacity. For a variety of reasons, the Company does not anticipate that all of the industry's announced expansions will actually be constructed. Also, because of the long lead times associated with adding additional capacity, any increased production capability is expected to be gradual over the next several years. The Portland Cement Association has predicted U.S. cement use will grow to 132 million tons by 2004, compared with an estimated 118 million tons of cement consumption in 1999. Even if all announced expansions are completed, a capacity deficit of approximately 21 million tons would still exist in 2004 if the PCA consumption projections are valid. In addition, the Company does not know how much, if any, old, inefficient cement production capacity may be retired during this period.

         Business Strategy - To enhance profitability and return on investment, the Company intends to continue to focus on its core business through internal and external growth opportunities, improving productivity and enhancing the Company's market position. The Company plans to continue to take advantage of opportunities for internal growth by modernizing and expanding certain of its existing cement plants through innovation, incorporation of latest generation process equipment and operational improvements. The Company has announced or undertaken several capital projects to enhance the productivity and incrementally expand the capacity of existing cement manufacturing facilities. The following table compares the Company's annual cement capacity at the end of 1996, prior to the undertaking of these various expansion projects, with the end of 1999 and pro forma at the end of announced expansions in 2001, assuming completion of all Board approved and in-progress projects. Comparisons are based on annual clinker production capacity converted to annual cement production capacity at each plant's product mix.

               ---------------------------------------------------------------------------------------
                                                                ANNUAL CEMENT               PLANNED
                                                             PRODUCTION CAPACITY          EXPANSIONS
               ---------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS OF TONS)
               ---------------------------------------------------------------------------------------
                        PLANT LOCATION                     12/31/96          12/31/99   PRO FORMA 2001
               ---------------------------------------------------------------------------------------
               Victorville, CA                              1,666             2,050             3,100
               Charlevoix, MI                               1,400             1,540             1,690
               Kosmosdale, KY *                               791               875             1,575
               Brooksville, FL                              1,304             1,460             1,460
               Demopolis, AL                                  840               990               990
               Wampum, PA                                     720               750               910
               Clinchfield, GA                                660               835               835
               Knoxville, TN                                  729               830               830
               Fairborn, OH                                   650               750               750
               Odessa, TX                                     538               600               600
               Lyons, CO                                      448               575               575
               Pittsburgh, PA *                               408               408               408
               ---------------------------------------------------------------------------------------
                                                           10,154            11,663            13,723
               =======================================================================================


--------------
* Owned by Kosmos Cement Company, a joint venture. The Company owns 75% of the joint venture and operates the joint venture's plants, sales offices and terminals.



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

     COMPETITION

         Domestic Competition - On the basis of statistics published by the Portland Cement Association, as of the end of 1998, the most recent period for which such data is available, the Company believes that it ranks second in total active cement manufacturing capacity among the 42 cement producers (including joint ventures) in the U.S.

--------------------------------------------------------------------------------------------------------------------
                          U.S. CLINKER
                            CAPACITY          PERCENT OF
      RANK                 (000 TONS)        U.S. INDUSTRY                    COMPANY NAME
--------------------------------------------------------------------------------------------------------------------
        1                    11,484                13.4%         Holnam, Inc.
        2                    10,034                11.7          Southdown, Inc.
        3                     7,120                 8.3          Lafarge Corporation
        4                     5,791                 6.7          CBR-HCI Construction Materials Corporation
        5                     5,646                 6.6          Ash Grove Cement Company
        6                     4,815                 5.6          Blue Circle, Inc.
        7                     4,378                 5.1          Essroc Corporation
        8                     4,287                 5.0          Dyckerhoff AG
        9                     3,413                 4.0          Texas Industries, Inc.
       10                     3,268                 3.8          California Portland Cement Company
                         ----------           ---------
                             60,236                70.2          Total Top Ten
                             25,649                29.8          Others
                         ----------           ---------
                             85,885              100.0%          Total Industry

====================================================================================================================

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

         The Company's Charlevoix, Michigan plant's location on one of the Great Lakes and water-based terminals in Chicago, Illinois, Cleveland and Toledo, Ohio, Detroit and Ferrysburg, Michigan, Manitowoc and Milwaukee, Wisconsin and Owen Sound, Ontario enable about 90% of cement produced at the Charlevoix plant to be shipped by water. The Company's Demopolis, Alabama plant serves river-based terminals in Nashville and Chattanooga, Tennessee, Decatur, Alabama and Freeport, Florida. The Kosmosdale, Kentucky plant serves river-based terminals in Cincinnati, Ohio and Huntington, West Virginia. The Company's Pittsburgh, Pennsylvania plant serves a river-based terminal in Charleston, West Virginia. The Company also operates deep-water terminals in Riviera Beach and Tampa, Florida, Wilmington, North Carolina and Brunswick, Georgia. The balance of the Company's distribution terminals is served by rail.

         The following table presents information regarding the market area served by each of the Company's plants and the Company's estimate of the number of major producers and import facilities in competition with the Company. The column entitled "Principal Market Area Served" includes markets served by the Company's network of cement distribution terminals.

-------------------------------------------------------------------------------------------------------------------
    PLANT LOCATION                 PRINCIPAL MARKET AREA SERVED                  NUMBER OF MAJOR COMPETITORS
-------------------------------------------------------------------------------------------------------------------
Victorville, California       Southern California, Arizona, southern      Six cement producers and four deepwater
                              Nevada and Utah                             import facilities

Charlevoix, Michigan          Eastern Wisconsin, northeastern Illinois,   Nine cement producers
                              Michigan, northern Ohio and southwestern
                              Ontario

Kosmosdale, Kentucky          Kentucky, West Virginia and portions of     Eight cement producers
                              Ohio and Indiana

Brooksville, Florida          Florida                                     Four cement producers and eleven
                                                                          deepwater import facilities

Demopolis, Alabama            Primarily Alabama, Georgia, Mississippi     Five cement producers and one deepwater
                              and Tennessee                               import facility

                                                                          Nine cement producers
Wampum, Pennsylvania          Western Pennsylvania and northern Ohio

Clinchfield, Georgia          Georgia                                     Seven cement producers and one import
                                                                          facility

Knoxville, Tennessee          Eastern Tennessee, North Carolina, and      Nine cement producers and one deepwater
                              portions of Kentucky, Virginia, and South   import terminal
                              Carolina

                              Central and southern Ohio, eastern and      Eight cement producers
Fairborn, Ohio                southern Indiana

Odessa, Texas                 West Texas and Texas Panhandle, eastern     Eleven cement producers
                              New Mexico, western Oklahoma, southeastern
                              Colorado and southwestern Kansas


Lyons, Colorado               Colorado and southeastern Wyoming           Three cement producers

Pittsburgh, Pennsylvania      Western Pennsylvania and portions of West   Four cement producers
                              Virginia and Ohio
--------------------------------------------------------------------------------------------------------------------


         Cement is a homogeneous commodity that is manufactured to meet standardized technical specifications and is marketed primarily in bulk quantities without special packaging or labeling. The Company's bagged cement products have historically represented approximately 4 to 5% of the Company's total sales volume. Although previously marketed under regional brand names, bagged cement products are also marketed under the "Southdown" label. The Company also manufactures limited amounts of premium priced, specialty cement products. Because of the commodity nature of the product, competition among suppliers of cement is based primarily on price, with consistency of quality and service to customers being of lesser significance. The overall demand for cement is relatively price inelastic, however, since cement represents only a small portion of total construction costs and cement has few substitutes in many applications.

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

         As a result of the Company's vertical integration, approximately 36% in 1999, 36% in 1998 and 38% in 1997, of the cement sold by the Company's Brooksville, Florida plant was sold to the Company's Florida ready-mixed concrete products operations. Approximately 16%, 17% and 19%, respectively, of the cement sold by the Company's California plant in 1999, 1998 and 1997 was sold to the Company's California ready-mixed concrete operations. Other principal customers are manufacturers of concrete products such as blocks, roof tiles, pipes and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, highway and other public works project construction contractors and, in some regions, oil well cementing companies.

         The Company's sales efforts are concentrated in its 13 sales offices. In addition, the Company utilizes a network of cement distribution terminals, which serves to broaden the Company's marketing area. These cement distribution terminals and sales offices are located as follows:


                                            CEMENT DISTRIBUTION TERMINALS
------------------------------------------------------------------------------------------------------------------------
     STATE                 CITY                  STATE               CITY                 STATE               CITY
-----------------     ---------------        --------------     ---------------       --------------     ---------------
    Alabama             Birmingham              Georgia            Atlanta                Ohio           Cincinnati (1)
    Alabama              Decatur                Georgia           Bainbridge              Ohio             Cleveland
    Alabama               Mobile                Georgia           Brunswick               Ohio              Columbus
    Alabama             Montgomery              Georgia             Buford                Ohio               Toledo
    Arizona              Phoenix                Georgia          Forest Park            Tennessee         Chattanooga
   California           La Mirada               Georgia            Rockmart             Tennessee         Gray Station
   California         Sacramento (2)           Illinois            Chicago              Tennessee          Kingsport
    Colorado             Florence               Indiana        Mt. Vernon (1)(2)        Tennessee          Nashville
    Florida              Freeport               Indiana        Indianapolis (1)           Texas             Amarillo
    Florida            Jacksonville            Kentucky          Lexington (1)        West Virginia      Charleston (1)
    Florida             Hallendale             Michigan            Detroit            West Virginia      Huntington (1)
    Florida           Riviera Beach            Michigan          Ferrysburg             Wisconsin          Green Bay
    Florida             Pensacola           North Carolina       Castle Hayne           Wisconsin          Manitowoc
    Florida            Tallahassee          North Carolina       Statesville            Wisconsin          Milwaukee
    Florida               Tampa             North Carolina       Wilmington           Ontario, Canada      Owen Sound


                                                 CEMENT SALES OFFICES
--------------------------------------------------------------------------------------------------------------------
          STATE                          CITY                           STATE                        CITY
--------------------------      ------------------------       ------------------------     ------------------------
         Alabama                      Birmingham                      Michigan                      Detroit
       California                        Brea                           Ohio                       Cleveland
        Colorado                        Denver                          Ohio                       Fairborn
         Florida                      Brooksville                   Pennsylvania                Pittsburgh (1)
         Georgia                      Clinchfield                     Tennessee                    Knoxville
        Kentucky                     Kosmosdale (1)                     Texas                       Odessa
                                                                      Wisconsin                    Milwaukee

--------------
(1) Owned by Kosmos Cement Company, a joint venture. The Company operates the joint venture's plants, sales offices and terminals.

(2)  Under construction with scheduled opening in 2000.

         Import Competition - In addition to competition from the rest of the domestic cement industry, Southdown faces competition from the importation of foreign cement. U.S. imports of foreign cement began to increase in the mid-1990's as the consumption of cement in the U.S. began to increase beyond the domestic cement industry's production capacity. The Portland Cement Association has estimated that imports represented approximately 31% of cement used in the U.S. during 1999 as compared with approximately 23% in 1998 and 18% in 1997.

         During the 1980's there was a surge of unfairly priced cement and clinker imports into the U.S. In response, U.S. industry participants, including the Company, filed antidumping petitions against imports from Mexico, Japan and Venezuela. After investigations into the matter, the International Trade Commission and the Department of Commerce decided in favor of the petitioners and issued an antidumping order against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991 and entered into a suspension agreement against Venezuela cement and clinker in 1992.

         As a result of legislation passed by the U.S. Congress in 1994, Commerce and the ITC began conducting "sunset" reviews in 1999 of the antidumping orders and suspension agreements to determine whether they should be revoked or remain in effect for another five years. In October 1999, the Company decided to withdraw its support from the committees that are pursing the continuation of antidumping duties or suspension agreement against Mexico, Japan and Venezuela. This decision recognizes the current robust financial health of the U.S. cement industry and the fact that imported cement over the past several years has played a largely supplemental role in the market. Still, changes in competitive pressure from imported foreign cement into the U.S. could have a negative impact on Southdown's results of operations. If the present conditions change, Southdown would not hesitate to reinstate proceedings seeking relief from unfair trade practices.

     AGGREGATES SEGMENT

         The Aggregates segment includes mining, processing, packaging and selling construction and specialty aggregates and also fabricating and installing highway safety systems. Several aggregates acquisitions by Medusa in 1997 and early 1998, the merger of Medusa and Southdown in mid-1998 and the acquisition of an aggregates quarry in Florida in 1999 greatly expanded the Company's market presence in this business.

         Construction Aggregates - These operations mine, crush, screen, wash and sell various sizes of aggregates to the construction industry, primarily for use in the manufacture of asphalt and concrete, as well as in such construction applications as road base, drainage blankets, erosion control and other applications. The Company estimates its annual capacity at about 12 million tons. Construction aggregates are marketed as commodities and as such pricing is the principal method of competition. Most aggregates are sold within a 35-mile radius of the plant and are shipped to the customer by truck.

         Specialty aggregates - Specialty aggregates operations include two types of mineral products: (1) industrial limestone products and (2) lawn and garden products. For industrial limestone products, white, high calcium limestone is sold for use in the manufacture of white cement, as a calcium supplement for animal feed, to neutralize acidic soil and water conditions and to scrub sulfur emissions in coal burning electrical generating plants. Limestone is also pulverized to a fine powder and used to produce joint and caulking compounds, carpet backing, vinyl floor tile, paints, plastics, PVC pipe, asphalt shingles and other roofing products.

         The Company's lawn and garden operations mine, process, package and distribute numerous products to both consumer and commercial markets throughout the eastern half of the U.S. Lawn and garden products, which have a peak selling season in the spring of each year, are marketed under both the Southdown(R) and Yardright(R) brand names at numerous retail garden centers and home improvement outlets. Lawn and garden products marketed by the Company include pelleted limestone, pelleted gypsum, white marble chips, natural colored landscaping stone, play sands, packaged concrete and hydrated lime.

         Aggregates Reserves - At current production levels, 95% of the Company's construction aggregates reserves will last from at least 10 years to over 50 years and almost 100% of the Company's various other mineral reserves will last from 30 years to over 100 years. The following table indicates the location of the Company's construction and specialty aggregates operations:

     ----------------------------------------------------------------------------------------------
                   LOCATION                                             LOCATION
     ----------------------------------------------------------------------------------------------
     Coarse and Fine Construction Aggregates                Specialty Aggregates (Minerals)
     ---------------------------------------                -------------------------------
       Azusa, California                                      Lee, Massachusetts

       Moorpark, California                                   Sparta, New Jersey

       Ingles, Florida                                        Thomasville, Pennsylvania

       Bardstown, Kentucky                                    Paradise, Pennsylvania

       Bowling Green, Kentucky                                Castlewood, Virginia

       Butler, Kentucky

       Hartford, Kentucky

       Columbia, Missouri

       Sparta, New Jersey

       West Pittsburg, Pennsylvania

       Castlewood, Virginia
     ----------------------------------------------------------------------------------------------

         Competition in the Aggregates segment includes numerous small and several large aggregates quarry operators. Competition for sales volume is strong and is based primarily on price with consistency of quality and service to customers being of importance, but somewhat lesser significance. The Company's major competitors are Global Stone, Georgia Marble, J.M. Huber and English China Clay in specialty aggregates, and Hanson Boone Quarries, Vulcan Materials Company, Martin Marietta Materials, Inc., Sterling Ventures, and East Fairfield Coal in the construction aggregates market.

         Highway Safety Construction - Through the James H. Drew Corporation, a wholly-owned subsidiary of the Company based in Indianapolis, Indiana, the Aggregates segment also operates generally in the mid-western states installing highway safety systems such as guardrails, traffic signals, signs, and highway lighting. Although Drew functions primarily as a subcontractor to paving and bridge contractors, approximately 30% of its work is bid directly to state highway departments and municipalities.

     CONCRETE PRODUCTS SEGMENT

         Ready-mixed concrete is a versatile, low-cost building material used in almost all construction applications. Concrete is produced in batch plants by mixing stone, sand, water and chemical admixtures with cement, the basic binding agent, and is transported to the customer's job site in mixer trucks. The Company has vertically integrated its operations in the regional vicinity of two of its largest cement plants, which are located in Florida and in California. During the last three years, the Florida concrete products operations have consumed approximately 36% to 38% of the cement sold by the Company's Florida cement plant, while the California concrete products operations have purchased between 16% and 19% of the cement sold by the Company's California cement plant. The Company believes that this vertical integration into ready-mixed concrete and concrete products operations enhances its overall competitive position in these markets, where most cement producers are vertically integrated.

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

         In the third quarter of 1999, Southdown acquired SMI Holdings, Inc., which operated eight ready-mixed concrete batch plants and four concrete block and resale operations. This acquisition increased the concrete capacity of the Florida Concrete operations by approximately 10%.

         The Company's Concrete Products segment operates a combined total of approximately 616 ready-mixed concrete trucks, approximately 66 batch plants and 12 concrete block plants. The Company's estimate of its combined annual practical capacity as of December 31, 1999 is in excess of 4.2 million cubic yards. The Company's concrete products operations in California and Florida each purchase most of their cement from the Company's cement plants in California and Florida, respectively. The California concrete products operations extract their sand and gravel primarily from the two California aggregate quarries. For its Florida ready-mixed concrete operations, the Company purchases a portion of its sand and gravel requirements under a long-term aggregates supply contract and extracts the remainder from its recently acquired Florida aggregates quarry. Alternative supplies of cement and aggregates are readily available from other sources.

     MARKET CONDITIONS

         The demand for concrete products is derived from the demand for construction. The construction sector is subject to the vagaries of weather conditions, the availability of financing at reasonable interest rates and cyclical fluctuations in regional economies. The burden of relatively high fixed costs results in a disproportionate impact on profits from only minor variations in sales volume. Seasonal factors are not as significant in the market areas served by the Company's concrete products businesses as in some markets, but construction activity tends to diminish during prolonged periods of inclement weather. In 1999, Company sales volumes were 3.8 million cubic yards of ready-mixed concrete. Ready-mixed concrete sales volumes totaled approximately
3.6 million cubic yards and 3.7 million cubic yards in 1998 and 1997, respectively.

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

   ENVIRONMENTAL MATTERS

         The Company is subject to a wide range of federal, state and local laws, regulations and ordinances dealing with the protection of human health and the environment. These laws regulate water discharges, noise, air emissions including dust, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. These laws also create a shared liability by responsible parties for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. The Company, therefore, may have to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

         The Company or its predecessors have conducted industrial operations at the Company's manufacturing facilities for many years. As was common in the industry, the Company in the past disposed of various materials used in or generated by its cement manufacturing, concrete products and aggregates operations in onsite and offsite facilities. Today, some of these materials may be classified as hazardous substances. In addition, revisions to air quality standards may result in increased capital and operational expenses for a broad range of industrial sectors, including portland cement manufacturing.

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

         Cement Kiln Dust - Cement manufacturing plants, depending on their process design, raw materials characteristics, product specifications and other factors, may generate a low toxicity by-product known as cement kiln dust or CKD. Most manufacturing plants in the industry typically disposed of CKD in and around their plant sites since the inception of cement manufacturing operations. If CKD comes into contact with water, liquid that leaches out may have an alkalinity level high enough to be classified as hazardous waste, if discarded. CKD in contact with water may also leach out trace amounts of certain hazardous metals if they are present. CKD is currently not regulated as a hazardous waste, but the U.S. Environmental Protection Agency decided in 1995 that some further regulation of CKD was necessary. At the same time, the U.S. EPA stated that it
(1) found no evidence of risks associated with the use of cement products and
(2) believes most secondary uses of CKD do not present significant risks to people or the environment. The U.S. EPA began a rulemaking process in order to develop specially tailored CKD management standards. On August 20, 1999, U.S. EPA published its proposed rule addressing CKD management. If finalized, these CKD standards may require the cement industry to adopt more stringent management and record-keeping practices for this material.

         Southdown has been investigating potential contamination from nine separate CKD piles at its cement plant in Michigan. In 1997 and 1998, the Company accrued $5.2 million related to various non-capital costs associated with these CKD piles. A new on-site CKD landfill has been built, which is expected to remedy the problems with three existing CKD piles. This new landfill is expected to be large enough for the disposal of CKD generated for the next 30 years. A remediation proposal for the remaining unresolved six CKD piles was submitted to the Michigan Department of Environmental Quality on September 1, 1999. On December 1, 1999, that department initially denied approval of the remediation proposal, but has proposed to extend the deadline for further consideration of that proposal to March 1, 2000. Management believes, based on current information, that the reserves previously accrued on the books of Southdown are adequate to cover the estimated cost of remediation and penalty payments, if any. However, it is possible that the ultimate cost to resolve these issues will be greater than current estimates.

         The California Regional Water Quality Control Board required Southdown to investigate the status of two CKD disposal sites at its Victorville, California cement plant. The initial phase of the investigation showed no harmful impacts to groundwater at one site at Southdown's river plant, although Southdown is continuing to monitor the groundwater at this location. Southdown has also investigated the other site, which is located at the plant's quarry, and has determined that groundwater there has not been impacted. Southdown has recommended closure of this CKD disposal site and a final closure plan has been submitted and is awaiting approval by the California authorities.

         Discharges of pollutants have been alleged from two CKD sites in the vicinity of the Company's Ohio cement plant. For one of the Ohio sites, the Company has previously recorded remediation charges totaling approximately $13 million, which are believed to be adequate. The Company has submitted a final corrective action plan to the Ohio EPA for this site and is awaiting agency approval. The Company is involved in a lawsuit with a private party over the other Ohio site, but the Company believes it has no liability in the matter since the Company did not deposit CKD on the property and no longer owns the property.

         Approximately 40 CKD disposal sites are located on land owned by the Company. Except as otherwise noted, the Company has not had reason to conduct meaningful investigation at any of its other CKD disposal sites.

         Air Quality Issues - Regulations issued under the Clean Air Act Amendments of 1990 may result in increased capital and operational expenses in the future for a broad range of industrial sectors, including portland cement manufacturing. Southdown does not know the precise amount of these costs but, because of the age, condition and design of its plants, management does not believe Southdown would be at a disadvantage as a result of these regulations with respect to its competitors. These developments are significant, however, and the air quality issues are still evolving. Some of the more significant regulatory developments pertaining to air quality issues are as follows:

    o In July 1997, the U.S. EPA promulgated revisions to two National Ambient Air Quality Standards under the Clean Air Act - particulate matter and photochemical oxidants (ozone). There will be no immediate impact from these rules on Southdown's operations because a federal appeals court in May 1999 sent the matter back to the U.S. EPA. Nevertheless, because of the nature of Southdown's operations, the proposed addition of a particulate matter standard that would regulate particles 2.5 microns or less in diameter and the more stringent ozone standard would be of potential concern.

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

    o Global warming and the international accord to move toward greenhouse gas stabilization or reduction are also issues of potential significance to Southdown. The consequences of greenhouse gas reduction measures for cement producers are potentially significant because carbon dioxide is generated from combustion of fuels and from the calcination of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on Southdown until governmental requirements are defined and/or Southdown can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuels can be substituted.

         During 1997 and 1998, Southdown's Wampum, Pennsylvania cement plant received five Notices of Violation from the U.S. EPA alleging certain air emission violations. The Commonwealth of Pennsylvania, the U.S. Department of Justice and Southdown finalized a consent decree in December 1999, which resolves the violations alleged in the Notices of Violation. The consent decree contains certain penalty payments, which have been paid, as well as future compliance obligations.

         Waste-Derived Liquid Fuels - The Company operates two cement plants (Wampum, Pennsylvania and Demopolis, Alabama) that previously used waste-derived liquid fuels as a supplemental fuel source and have not completed closure.
The use of waste-derived liquid fuels is subject to emission limits and other requirements under the Resource Conservation and Recovery Act and regulations issued under that act.

         Following the merger with Medusa Corporation, the Company thoroughly evaluated the use of waste-derived liquid fuel at these two plants and decided to stop burning waste-derived liquid fuel at both plants in early 1999. Environmental regulations require plants that have used waste-derived liquid fuel to go through "closure procedures" once the use of these fuels ceases, which the Company completed at both plants by the end of the second quarter of 1999. At the Demopolis plant, the regulatory agency has approved the closure certification submitted by the Company. The Company is awaiting agency action on the closure certification for the Wampum plant.

         In April 1998, the Company entered into a Consent Order with the U.S. EPA that requires the Company to submit a sampling and analysis plan for six areas that the U.S. EPA has identified as "solid waste management units" at the Kosmosdale cement plant. The Consent Order itself does not (1) require remediation, (2) provide a mechanism for remediation, or (3) require any payment by the Company to the U.S. EPA. The Company has submitted the sampling and analysis plan and is awaiting agency approval.

Should results from the sampling and analysis indicate a release from the units has occurred at levels of concern, the Company would be required to take corrective action. At this time, the Company does not know the cost, if any, to resolve this matter. In a similar situation, the Company received notice in February 1999 that no further action was required at the 25 solid waste management units at the Company's Knoxville, Tennessee cement plant.

         Concrete Products - As with the cement operations, the concrete products operations are presently the subject of extensive local, state or federal environmental laws and regulations.

         Aggregates Acquisitions - During 1997, Medusa assumed certain environmental liabilities related to three aggregates acquisitions. Environmental matters related to the acquired properties include (1) environmental cleanup, (2) containment and compliance matters including waste lime, coal ash and kiln brick issues, (3) wetland considerations, and (4) underground and above ground storage tank removal. Although the Company believes the reserve on its books is adequate to remedy these environmental problems, it is impossible to know with certainty until all work is complete.

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

         Recurring Costs of Environmental Compliance - Management believes that the Company's current procedures and practices for handling and managing materials are generally consistent with industry standards and legal and regulatory requirements and that the Company takes appropriate precautions to protect employees and others from harmful exposure to hazardous materials. However, because of the complexity of operations and legal and regulatory requirements, there can be no assurance that past or future operations will not result in operational errors, violations, remediation liabilities or claims by employees or others alleging exposure to toxic or hazardous materials. Owners and operators of industrial facilities may be subject to fines or other actions imposed by the U.S. EPA and corresponding state regulatory agencies for violations of laws or regulations relating to hazardous substances. The Company has incurred fines imposed by various environmental regulatory agencies in the past.

         The Company's firm commitment to compliance with the exacting requirements and varying interpretations of applicable laws and regulations related to the protection of human health and the environment requires substantial expenditures and significant amounts of management time and energy. Although the Company does not maintain records that segregate such costs from the other costs of ongoing operations, management believes recurring environmental compliance costs are a material component of total costs. In addition to current period expenses, the Company typically spends several million dollars a year on capital projects related to environmental compliance. Approximately $10 million of the budgeted 2000 capital expenditures is related to compliance with environmental regulations.

         While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, the Company considers this to be an integral part of its business. As a consequence, management does not believe that environmental compliance expenditures place the Company at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the U.S. However, because of the complexity and uncertainty of existing and future environmental requirements, permit conditions, costs of new and existing technology, potential remedial costs and insurance coverages, and/or enforcement-related activities and costs, it is difficult for management to estimate the ultimate level of Company expenditures related to environmental matters. The Company's capital expenditures and operational expenses for environmental matters have increased and are likely to increase in the future. Regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. In addition, future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industrial operations to modify various facilities and alter methods of operations at costs that may be substantial. The Company cannot determine at this time whether capital expenditures and other remedial action that the Company may be required to undertake to comply with the changing environmental laws will materially affect its capital expenditures or earnings. With respect to known environmental contingencies, the Company has recorded provisions for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material adverse effect on the Company's Consolidated Financial Statements.

   EMPLOYEES

         As of December 31, 1999, the Company employed approximately 4,100 persons, including approximately 1,800 in the cement manufacturing operations, 1,300 in the concrete products operations, 800 in the aggregates operations and the remainder in the corporate office. Approximately 33% of the employees are represented by collective bargaining units, primarily the International Brotherhood of Boilermakers. Collective bargaining agreements are in effect at all the Company's cement plants, except for the non-union facility located in Florida. Labor agreements expire at various dates between March 1, 2000 and May 1, 2004.

   SEGMENT INFORMATION

         Revenues and earnings before interest expense and income taxes contributed by each of the Company's industry segments during the periods indicated as well as identifiable assets, depreciation, depletion and amortization and capital expenditures by segment are presented in Note 4 of Notes to Consolidated Financial Statements, which is incorporated by reference.

ITEM 2.  PROPERTIES.

         The material appearing under Item 1 is incorporated hereunder by reference, pursuant to Rule 12b-23.

ITEM 3. LEGAL PROCEEDINGS.

         In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability, employment matters and commercial disputes and litigation. Other than those disclosed elsewhere in this document, based on the information developed to date and advice of outside counsel, the Company is of the opinion that any liability related to these lawsuits, individually or in the aggregate, if any, will not result in losses that would materially affect the Company's consolidated balance sheet as of December 31, 1999. However, the Company's results of operations vary considerably with construction activity and other factors. It is, therefore, at least reasonably possible that charges for contingencies in the future, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, may have a material negative impact on the Company's results of operations or cash flows for that period.

         The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties - Environmental Matters" is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II


ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

         The Company's common stock trades on the New York Stock Exchange (Symbol: SDW). The following table shows the high and low sales prices of the stock for the indicated periods as reported by the NYSE.

       FISCAL YEAR 1999                                         HIGH                   LOW               DIVIDEND
       -----------------------------------------          ----------------      ----------------     -----------------
       First Quarter, ended March 1999                    $      59.25          $      45.88         $      0.15
       Second Quarter, ended June 1999                           69.94                 53.63                0.15
       Third Quarter, ended September 1999                       65.88                 48.56                0.15
       Fourth Quarter, ended December 1999                       58.00                 45.38                0.15

       FISCAL YEAR 1998                                         HIGH                   LOW               DIVIDEND
       -----------------------------------------          ----------------      ----------------     -----------------
       First Quarter, ended March 1998                    $      72.50          $      55.31         $      0.10
       Second Quarter, ended June 1998                           74.00                 63.06                0.10
       Third Quarter, ended September 1998                       73.75                 42.25                0.10
       Fourth Quarter, ended December 1998                       61.06                 36.44                0.15


         For information describing the Company's capital stock, rights plan and change in control provisions, see Note 18 of Notes to Consolidated Financial Statements.

         On January 31, 2000, there were approximately 4,092 holders of record of the Company's common stock. On January 31, 2000, the closing price of the stock was $50.06.

ITEM 6. SELECTED FINANCIAL DATA.

                                                         YEARS ENDED DECEMBER 31, (IN MILLIONS, EXCEPT PER SHARE  AMOUNTS)
                                                   -----------------------------------------------------------------------------
                                                      1999             1998             1997            1996             1995
                                                   ----------       ----------       ----------      ----------       ----------
Revenues                                           $  1,271.8       $  1,184.7       $  1,095.2      $    987.8       $    889.4
                                                   ==========       ==========       ==========      ==========       ==========
Acquisition charge (credit) (1)                    $     (1.5)      $     75.2       $       --      $       --       $       --
                                                   ==========       ==========       ==========      ==========       ==========
Earnings from continuing operations                $    213.4       $    125.0       $    153.7      $    125.5       $     90.7
Loss from discontinued environmental services
 operations, net of income taxes                         (1.0)            (1.6)              --              --               --
Extraordinary charge, net of income taxes (2)            (9.2)              --               --           (13.3)              --
                                                   ----------       ----------       ----------      ----------       ----------
Net earnings                                       $    203.2       $    123.4       $    153.7      $    112.2       $     90.7
                                                   ==========       ==========       ==========      ==========       ==========
Basic earnings (loss) per share -
 Earnings from continuing operations               $     5.68       $     3.27       $     4.10      $     3.65       $     2.58
 Loss from discontinued environmental services
    operations, net of income taxes                     (0.03)           (0.04)              --              --               --
 Extraordinary charge, net of income taxes (2)          (0.24)              --               --           (0.41)              --
                                                   ----------       ----------       ----------      ----------       ----------
 Net earnings                                      $     5.41       $     3.23       $     4.10      $     3.24       $     2.58
                                                   ==========       ==========       ==========      ==========       ==========
Diluted earnings (loss) per share -
 Earnings from continuing operations               $     5.63       $     3.22       $     3.94      $     3.21       $     2.37
 Loss from discontinued environmental services
    operations, net of income taxes                     (0.03)           (0.04)              --              --               --
 Extraordinary charge, net of income taxes (2)          (0.24)              --               --           (0.33)              --
                                                   ----------       ----------       ----------      ----------       ----------
 Net earnings                                      $     5.36       $     3.18       $     3.94      $     2.88       $     2.37
                                                   ==========       ==========       ==========      ==========       ==========
Total assets                                       $  1,430.7       $  1,400.4       $  1,267.0      $  1,150.2       $  1,095.1
                                                   ==========       ==========       ==========      ==========       ==========
Capital expenditures (3)                           $    152.4       $    116.4       $     94.6      $     78.8       $     58.2
                                                   ==========       ==========       ==========      ==========       ==========
Depreciation, depletion and amortization (4)       $     75.4       $     71.9       $     65.1      $     58.5       $     57.7
                                                   ==========       ==========       ==========      ==========       ==========
Total debt                                         $    166.1       $    167.9       $    200.6      $    169.7       $    236.9
                                                   ==========       ==========       ==========      ==========       ==========
Shareholders' equity                               $    833.1       $    804.2       $    674.9      $    593.3       $    470.5
                                                   ==========       ==========       ==========      ==========       ==========
Ratio of debt to total capitalization (5)                16.6%            17.3%            22.9%           22.2%            33.5%
                                                   ==========       ==========       ==========      ==========       ==========
Cash dividends paid per share of
 common stock                                      $     0.60       $     0.45       $     0.40      $     0.40       $       --
                                                   ==========       ==========       ==========      ==========       ==========

------------------

     (1) On June 30, 1998, the Company acquired Medusa Corporation in a merger accounted for as a pooling of interests. (See Note 3 of Notes to Consolidated Financial Statements.)

     (2)  Premium on early extinguishment of debt.

     (3) Excluding acquisition expenditures of $69.4 million, $6 million, $30.2 million, $6.2 million and $12.6 million in 1999, 1998, 1997, 1996, and
          1995, respectively.

     (4)  Includes amortization of debt issuance costs.

     (5) Total capitalization is the sum of total debt and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS

         Southdown is one of the largest producers of cement in the U.S. The Company operates twelve portland cement manufacturing plants located in Alabama, southern California, Colorado, Florida, Georgia, Kentucky, Michigan, Ohio, Pennsylvania, Tennessee and Texas, plus an extensive network of cement distribution terminals. The Company also mines, processes and sells construction aggregates and specialty mineral products in the eastern half of the U.S. and in southern California. In addition, the Company markets ready-mixed concrete products in two of its largest cement markets, southern California and Florida. The discussion and analysis that follows reflects management's assessment of the financial condition and results of operations of Southdown and subsidiary companies and should be read in conjunction with the audited consolidated financial statements.

         1999 Compared With 1998 - Net earnings for 1999 were $203.2 million, $5.36 per diluted share, compared with $123.4 million, $3.18 per diluted share. Results for 1999 included a $9.2 million after-tax charge, $0.24 per diluted share, reflecting prepayment costs incurred on the early retirement of $123.2 million of 10% Senior Subordinated Notes. The prior year included a $61.9 million, or $1.59 per diluted share, after-tax charge related to the Medusa merger.

         A 7% improvement in consolidated revenues primarily resulted from higher sales volumes and to a lesser extent improved sales prices from all three operating segments. The year-over-year improvement in earnings primarily resulted from record cement segment operating earnings, which surpassed the previous year by $21.8 million or 7%. An $8.4 million improvement in operating results reported by the Aggregates segment, a 9% increase in Concrete Products operating earnings, an 8% reduction in Corporate overhead and a 17% reduction in interest expense also contributed significantly to the year-over-year improvement.

         1998 Compared With 1997 - Earnings from continuing operations for 1998 increased 22% to $186.9 million, or $4.81 per diluted share, excluding a one-time, after tax charge of $61.9 million, or $1.59 per share, related to the merger with Medusa Corporation. The Company produced 1998 revenues and operating earnings, before acquisition charges, of $1.18 billion and $301.6 million, respectively, which represent increases of 8% and 21% compared with 1997 results. Net earnings for 1998 were $123.4 million, or $3.18 per share, on a diluted basis. Net earnings included a loss of $1.6 million, $.04 per share, from discontinued operations, net of income taxes. For 1997, the Company reported net earnings of $153.7 million or $3.94 per share, diluted. Results for 1997 have been restated to include the results of Medusa's operations.

         All three of the Company's operating segments showed improvements. In absolute dollars, the Cement segment showed the largest improvement, rising $43.7 million or 16% to $311 million in operating earnings for 1998 compared with $267.3 million in 1997. Even excluding the $3.7 million gain realized in 1998 on the sale of certain Florida west coast facilities, the Concrete Products segment showed the largest percentage improvement, increasing 77% to $16.8 million in operating earnings compared with $9.5 million for 1997. The Aggregates segment rose 21% to $25 million in operating earnings for 1998 compared with $20.6 million for 1997.

     SEGMENT OPERATING EARNINGS

         Cement - Cement segment earnings for the year ended December 31, 1999 were $332.8 million compared with $311.0 in the prior year. Cement segment sales volumes rose 5%, and cement sales prices were slightly higher than the prior year. Higher sales volumes reflected strong demand in most market areas. The Company expects cement demand to remain strong in 2000, primarily because of anticipated increases in federal and state infrastructure spending. Despite an 8% increase in clinker production in 1999, unit costs of sales were only slightly lower than the prior year, primarily because of a 178,000 ton increase in outside purchases of higher cost finished cement.

         Operating earnings for the Cement segment in 1998 improved 16% over 1997 primarily because average selling prices increased 5%, or $3.42 per ton. Average cement sales prices were up at all of the Company's plants in 1998. The Company's largest plant, located in Victorville, California, led the cement group in both pricing and demand growth as robust construction activity was apparent in all of the plant's principal marketing regions of southern California, Arizona and Nevada. Overall, demand was strong in the Company's principal markets as total cement sales volumes increased approximately 3% for the year. Average cement unit costs of sales in 1998 increased only $.18 per ton as a result of a 447,000 ton or 5% increase in clinker production levels and lower fuel and raw materials costs, partially offset by increased power and maintenance costs.

         The table below shows sales volumes and average unit sales prices, costs and unit margins relating to cement plant operations for the past three years. Manufacturing and other costs include manufacturing costs, freight to terminals, purchased cement, selling expenses, plant general and administrative costs and other plant overhead costs.

                        Cement Segment Operating Summary

                                                 1999             1998             1997
                                             ------------     ------------     ------------
Tons of cement sold (thousands)                    11,948           11,381           11,051
                                             ============     ============     ============
Weighted average per ton data:
     Sales price (net of freight)            $      72.32     $      72.04     $      68.62
     Manufacturing and other costs                  44.84            45.08            44.86
                                             ------------     ------------     ------------
     Margin                                  $      27.48     $      26.96     $      23.76
                                             ============     ============     ============

         Aggregates - Operating earnings from the Aggregates segment were $27.4 million, excluding a $6 million pre-tax gain realized on the sale of a North Carolina quarry in 1999, compared with $25 million in 1998. Aggregates sales volumes and prices both increased approximately 4% from last year, but were partially offset by higher labor and maintenance costs.

         Operating earnings for the Aggregates segment increased to $25 million in 1998, up 21% compared with 1997. Revenues for the segment increased 24% for 1998 compared with 1997 as both sales volumes and average sales prices improved. The Company sold approximately 1.2 million more tons of aggregates in 1998 than in 1997. The improvement resulted primarily from higher sales volumes at both the Mideast and the southern California construction aggregates operations. Specialty minerals volumes increased because of the full year contribution of two operations acquired in late 1997, but poor weather during the 1998 peak Spring gardening season adversely impacted lawn and garden products sales volumes. Average sales prices increased 15% due, in part, to a favorable mix of aggregate products sold during 1998 compared with 1997. Year-over-year operating costs for the segment increased an average of $0.89 per ton resulting in a net 9% margin improvement for 1998.

         The table below shows sales volumes, average unit sales price and cost data and unit margins relating to the Company's aggregates operations. Operating and other costs include plant costs, delivery, selling and general and administrative costs.

                      Aggregates Segment Operating Summary

                                                      1999             1998             1997
                                                  ------------     ------------     ------------
Tons of aggregates sold (thousands)                     13,078           12,521           11,347
                                                  ============     ============     ============
Weighted average per ton data:
         Sales price                              $       8.54     $       8.18     $       7.14
         Operating and other costs (1)                    6.61             6.37             5.48
                                                  ------------     ------------     ------------
         Margin                                   $       1.93     $       1.81     $       1.66
                                                  ============     ============     ============


-------------

(1)  Excludes $6 million gain on sale of North Carolina quarry in January 1999.


         Concrete Products - Operating earnings for Concrete Products improved to $22.4 million, 9% higher than the $20.5 million in 1998. Results for 1999 include $2.4 million in gains on asset sales compared with $5.7 million in gains from such sales in 1998. Ready-mixed concrete sales prices improved 3% for the year ended December 31, 1999. Both the Florida and California market areas realized improved pricing. Ready-mixed concrete volumes increased by 7% because of a strong Florida market and contributions from the recently acquired Sunshine Materials operation.

         Concrete Products earnings improved to $20.5 million in 1998 from the $9.5 million earned in 1997. Results for 1998 include $5.7 million in gains on asset sales compared with $2 million in gains from such sales in 1997. Concrete Products revenues for 1998 were essentially unchanged from the prior year as a 5% improvement in average selling prices offset a weather-impacted decline in sales volumes in the Florida operations. Both the southern California and Florida operations benefited from a management reorganization in 1998, which has reduced overhead costs and improved operating efficiencies.

         The table below shows sales volumes and average unit sales prices, unit costs and unit margins relating to the Company's ready-mixed concrete operations for the past three years. Operating and other costs include plant costs, delivery, selling and general and administrative costs.

                   Concrete Products Segment Operating Summary

                                                                     1999             1998             1997
                                                                 ------------     ------------     ------------
Cubic yards of ready-mixed concrete sold (thousands)                    3,803            3,560            3,656
                                                                 ============     ============     ============

Weighted average per cubic yard data:
         Sales price                                             $      59.28     $      57.64     $      54.99
         Operating and other costs (1)                                  55.27            54.59            53.95
                                                                 ------------     ------------     ------------

         Margin (2)                                              $       4.01     $       3.05     $       1.04
                                                                 ============     ============     ============

---------------

(1) Excludes $2.4 million, $5.7 million and $2 million in gains from asset sales for 1999, 1998 and 1997, respectively.

(2) Does not include concrete block and other related products, which totaled $4.7 million, $4 million and $3.5 million of operating earnings for 1999, 1998 and 1997, respectively.


         Corporate Overhead, Interest Income, Interest Expense and Income Tax Expense - Corporate overhead consists primarily of costs attributable to the Company's Houston, Texas office and miscellaneous other income and expense items. These costs are generally not allocated to the business segments. Corporate overhead was lower in 1999 because of (1) the closing of the Medusa Cleveland corporate office in early 1999 and (2) higher capitalized salaries related to the significant level of ongoing construction activity. These reductions were partially offset by a $1 million charge related to the termination of the Board of Directors' retirement plan and certain expenses related to the Medusa operations, which could not be charged against the acquisition reserve.

         Corporate overhead expenses increased in 1998 by $6.7 million, or 14% compared with 1997, primarily because of the transfer of various operating segment administrative functions to the Corporate office and because of merger related transition costs, higher consulting fees for special marketing and tax studies and increased incentive compensation resulting from the Company's record performance.

         The decline in interest income in 1999 reflects lower levels of investable cash during the latter part of 1999. Interest income in 1998 was $5.9 million compared with $3.3 million in 1997 as a result of the significantly higher levels of invested cash maintained throughout 1998, particularly in the fourth quarter.

         Interest expense in 1999 decreased compared with the prior year period primarily because of higher capitalized interest on construction projects and no borrowings on the Medusa revolving credit facility in the current year. Interest expense in 1998 increased compared with 1997 because of borrowings on the Medusa revolving credit facility during the first half of 1998.

         The 1999 effective tax rate, which includes state taxes, was favorably impacted by additional benefits from a structural reorganization of the Company's subsidiaries and higher than anticipated realization of an investment tax credit in California. The 1998 effective tax rate was higher than the federal statutory rate because a significant portion of the Medusa merger related costs was non-deductible.

LIQUIDITY AND CAPITAL RESOURCES

         "Liquidity" relates to the ability of Southdown to pay its short-term liabilities in the near future. "Capital Resources" relates to the ability of Southdown to pay bills and raise capital in the long term in order to meet Southdown's stated long-term goals and objectives.

         The Company's business segments require a large amount of capital, particularly the Cement segment, which has been expanding its production capacity. When these capital requirements cannot be met internally, the Company borrows under its outstanding credit facilities or sells debt or equity securities. The Company has a $200 million revolving credit facility that matures in June 2002 and a second $250 million revolving credit facility that matures in December 2001. The $200 million revolving facility permits standby letters of credit up to a maximum of $95 million in lieu of borrowings. At December 31, 1999, there were $122 million in borrowings and $56.9 million in letters of credit outstanding under the revolving credit facilities, leaving $271.1 million of unused capacity. The Company is in compliance with the financial ratios and other covenants in the revolving credit agreements.

         During 1999, the Company amended its $200 million revolving credit facility to (1) beneficially modify and/or delete certain financial covenants and other provisions and (2) permit the Company to enter into the $250 million revolving credit facility. The Company also offered to repurchase the 10% Senior Subordinated Notes during the latter part of 1999. The Company repurchased $123.2 million of the 10% Notes in December 1999 and paid the related prepayment premium and other costs using borrowings under its revolving credit facilities and outstanding cash balances.

     CASH FLOWS

         Cash provided by operating activities in 1999 was $258.8 million or $46.2 million higher than 1998. The improvement resulted from a significant increase in earnings from continuing operations partially offset by an increase in cement and clinker inventory levels and the timing of payments on normal trade and other obligations. In 1998, the Company generated $212.6 million in cash provided by operating activities. This was only 10% less than the $237 million generated in 1997, despite the payment of approximately $59.3 million of Medusa acquisition costs during 1998. At the end of 1998, the balance of cash and cash equivalents was $143.8 million, an increase of almost $45 million from the 1997 balance.

         Net investing activities for 1999 of $191 million included $152.4 million of capital additions and the acquisition of a ready-mix and aggregates operation in Florida and a cement terminal in Georgia for $69.4 million. These expenditures were offset by $16.2 million in proceeds from asset sales and $14.8 million in net proceeds from short-term investments. Net cash used for investing activities in 1998 was $119.4 million. Expenditures in 1998 included $116.4 million of additions to property, plant and equipment, offset by $13.9 million in proceeds from miscellaneous asset sales and $7.9 million in proceeds from the maturity of short-term investments. Investing activities in 1997 of $108.4 million included approximately $94.6 million of capital additions and the acquisition of two specialty minerals operations for $30.2 million.

         Borrowings on the Company's $200 million revolving credit facility combined with outstanding cash balances were utilized in 1999 to repurchase $123.2 million of the 10% Notes and pay the related prepayment premium and other costs. Cash was also used in financing activities to repurchase $159 million of common stock and pay dividends on common stock. Net cash used in financing activities in 1998 was

$48.3 million, primarily utilized to reduce long-term debt by $33.6 million and pay dividends of $19.4 million on capital stock. In 1997, net cash used in financing activities was $100.1 million, primarily related to the repurchase of $59.9 million of common stock and the payment of $22.9 million of dividends on capital stock.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1998 and December 31, 1999 reflected the utilization of short-term investments plus internally generated cash flow to repurchase common stock and the majority of the 10% Notes, to fund capital expenditures, business acquisitions, working capital requirements and capital stock dividends. Accounts and notes receivable increased reflecting the additional sales activity occurring in late 1999 relative to the prior year. The increase in inventories was a result of an increase in manufacturing performance relative to the increased sales volume, which are expected to accommodate production outages and to support higher sales levels in connection with the Company's major capacity expansion projects at Kosmosdale and Victorville. The increase in goodwill reflects the acquisition of ready-mixed concrete and aggregate operations in Florida and a cement terminal in Georgia. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations. The decrease in deferred income taxes reflects expected realization of certain acquired net operating loss carryforwards. Minority interest in the consolidated joint venture increased primarily because of contributions made by the minority partner to fund the expansion of the Kosmosdale plant. The decrease in the long-term portion of postretirement benefit obligation reflects the continuing amortization of the Company's unrecognized prior service credit and unrecognized net gain related to the benefit plan.

     CAPITAL EXPENDITURES

         The Company invested approximately $152 million in property, plant and equipment in 1999 including approximately $133 million for the Cement operations, $8 million for Concrete Products and $7 million for Aggregates. It is projected that the Company's capital expenditures in 2000 will increase to approximately $277 million, net of contributions from a joint venture partner. Capital expenditures for the Cement segment will be approximately $249 million in 2000 as a result of several capacity expansion projects in progress at the Company's Victorville, California, Kosmosdale, Kentucky, and Charlevoix, Michigan plants. Capital expenditures for the Concrete Products and Aggregates segments in 2000 are budgeted primarily for projects relating to replacement and modernization of equipment, quarry development and expansion, and for environmental compliance projects. Budgeted 2000 capital expenditures include approximately $10 million related to compliance with environmental regulations. The Company believes its expected cash flow from operating activities will be sufficient to fund these capital expenditures. If necessary, the Company has sufficient borrowing capacity available under its revolving credit facilities to supplement these expected future operating cash flows.


KNOWN EVENTS, TRENDS AND UNCERTAINTIES

     ENVIRONMENTAL MATTERS

         The Company is subject to a wide range of federal, state and local laws, regulations and ordinances dealing with the protection of human health and the environment. These laws regulate water discharges, noise, air emissions including dust, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. These laws also create a shared liability by responsible parties for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. The Company, therefore, may have to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

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

         The Company or its predecessors have conducted industrial operations at the Company's manufacturing facilities for many years. As was common in the industry, the Company in the past disposed of various materials used in or generated by its cement manufacturing, concrete products and aggregates operations in onsite and offsite facilities. Today, some of these materials may be classified as hazardous substances. In addition, revisions to air quality standards may result in increased capital and operational expenses for a broad range of industrial sectors, including portland cement manufacturing.

         While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, the Company considers this to be an integral part of its business. As a consequence, management does not believe that environmental compliance expenditures place the Company at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the U.S. However, because of the complexity and uncertainty of existing and future environmental requirements, permit conditions, costs of new and existing technology, potential remedial costs and insurance coverages, and/or enforcement-related activities and costs, it is difficult for management to estimate the ultimate level of Company expenditures related to environmental matters. The Company's capital expenditures and operational expenses for environmental matters have increased and are likely to increase in the future. Regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. In addition, future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industrial operations to modify various facilities and alter methods of operations at costs that may be substantial. The Company cannot determine at this time whether capital expenditures and other remedial action that the Company may be required to undertake to comply with the changing environmental laws will materially affect its capital expenditures or earnings. With respect to known environmental contingencies, the Company has recorded provisions for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material adverse effect on the Company's Consolidated Financial Statements.

     OTHER CONTINGENCIES

         Import Competition - In addition to competition from the rest of the domestic cement industry, Southdown faces competition from the importation of foreign cement. U.S. imports of foreign cement began to increase in the mid-1990's as the consumption of cement in the U.S. began to increase beyond the domestic cement industry's production capacity. The Portland Cement Association has estimated that imports represented approximately 31% of cement used in the U.S. during 1999 as compared with approximately 23% in 1998 and 18% in 1997.

         During the 1980's, there was a surge of unfairly priced cement and clinker imports into the U.S. In response, U.S. industry participants, including the Company, filed antidumping petitions against imports from Mexico, Japan and Venezuela. After investigations into the matter, the International Trade Commission and the Department of Commerce issued an antidumping order against Mexican cement and clinker in 1990 and against Japanese cement and clinker in 1991 and entered into a suspension agreement against Venezuelan cement and clinker in 1992.

         As a result of legislation passed by the U.S. Congress in 1994, Commerce and the ITC began conducting "sunset" reviews in 1999 of the antidumping orders and suspension agreements to determine whether they should be revoked or remain in effect for another five years. In October 1999, the Company decided to withdraw its support from the committees that are pursing the continuation of antidumping duties or suspension agreement against Mexico, Japan and Venezuela. This decision recognizes the current robust financial health of the U.S. cement industry and the fact that imported cement over the past several years has played a largely supplemental role in the market. Still, changes in competitive pressure from imported foreign cement into the U.S. could have a negative impact on Southdown's results of operations. If the present conditions change, Southdown would not hesitate to reinstate proceedings seeking relief from unfair trade practices.

         Year 2000 Compliance - Southdown was faced with the task of assuring that its automated data processing and other microprocessor controlled equipment were capable of distinguishing 21st century dates. Southdown believes that its financial and other business applications are Year 2000 compliant as well as its manufacturing plant control systems, its mobile equipment and its other field equipment and devices with embedded microprocessor controls. During the first part of 2000, only minor Year 2000 problems have been encountered, which caused virtually no impact to business operations. However, final resolution of the Company's Year 2000 compliance cannot be fully evaluated until all possible computer applications and processes have been exercised and Year 2000 readiness of key third party suppliers, service providers and customers has been completely validated.

         Costs incurred relating to making Southdown Year 2000 compliant were expensed in the period in which they were incurred. The estimated cost to comply with Year 2000 requirements was approximately $1.5 million, including the cost of outside consultants, accelerated software replacement beyond the normal upgrade cycle and the replacement or modification of equipment with embedded microprocessor controls.

         Kosmos Cement Joint Venture Severance Tax Audit - Kosmos Cement Company is a joint venture operated and 75% owned by the Company. In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at its Battletown, Kentucky quarry. The total assessment is approximately $4.2 million, including penalties and interest for the period under audit, 1991 through 1996. A major portion of the Kentucky severance tax assessment relates to limestone mined by Kosmos specifically for use by a local electric utility company. Southdown believes that, under the terms of a supply agreement, the utility company is responsible for severance taxes on limestone provided to it, but the utility company has denied any liability related to the deficiency.

         Kosmos is contesting the assessment and entered into discussions with the Kentucky Revenue Cabinet over a year ago. Discussions are ongoing and the Company is, at present, unable to evaluate whether an unfavorable outcome is either probable or remote. A hearing before the Kentucky Board of Tax Appeals is scheduled for April 2000. For amounts agreed to in any settlement and amounts not paid by the local electric utility, the Company would indirectly bear 75% of any settlement and legal costs through its ownership interest in Kosmos. Kosmos could then pursue legal recourse against the utility company.

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

         The Company also disagrees with MMS' claim that an unspecified amount of royalties are owed on the second gas contract settlement payment of $5.9 million. If one or both of MMS' claims against Pelto are ultimately successful, the Company could have liability for royalties, plus late payment charges, in amounts, which are not currently determinable. Such expenditures would result in a charge to discontinued operations.

         Discontinued Environmental Services Segment - The Company has both given and received environmental and other indemnifications related to properties the Company previously owned. At present, the Company is not able to estimate the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, regarding these discontinued operations.

         In late 1994 and the first quarter of 1995, the Company learned of some soil and groundwater contamination at or near a subsidiary's former Alabama hazardous waste processing facility. Although the Company sold the facility in April 1995, the Company agreed to keep some liability for soil and groundwater contamination at the facility prior to that time. Southdown hired a qualified consultant to conduct the investigation of the contamination at the facility and as a result of the consultant's preliminary report, Southdown increased the amount reserved to resolve this matter by recording an additional $2.4 million expense ($1.6 million, after-tax) in 1998.

         Additional information gathered during preliminary work at the site caused Southdown to increase the estimate of the total cost to resolve this matter. Accordingly, Southdown recorded a $1.5 million charge ($1 million, after-tax) in 1999. Southdown's investigation has not definitively determined the scope of the contamination or the extent of any cleanup that may be required. It is too early to determine the amount of Southdown's exposure to loss with any degree of certainty. Southdown has agreed to remediate the soil and groundwater contamination at the Alabama facility to the extent required by law, and it has filed lawsuits against the former owner and former customers of the facility. The claims against the former owner and other potentially responsible parties could significantly reduce or eliminate Southdown's loss exposure.

         Other - In addition to those matters separately disclosed above, the Company has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, (5) commercial disputes and litigation, and (6) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management will not result in losses that would materially affect the Company's consolidated balance sheet. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

     INFLATION AND CHANGING PRICES

         Inflation has become less of a factor in the U. S. economy as the rate of increase has moderated during the last several years. The impact of inflation and changing prices on the Company's net sales and revenues and on net earnings, however, has been significant as a general firming of cement, concrete and aggregates prices throughout the industry during the three years ended December 31, 1999 has enabled the Company to increase its per unit profit margin in each of the Company's operating segments for the last three years.

     DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

         Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can not say with certainty that what it expects will actually happen. Important factors that could cause actual results to differ materially from the Company's expectations include, among others, (1) excess cement production capacity in other parts of the world, (2) foreign and domestic price competition, (3) cost effectiveness,
(4) environmental problems or changes in environmental regulation, (5) abnormal periods of inclement weather, and (6) general economic and market conditions such as interest rates, the availability of capital and the cyclical nature of the construction industry. The Company cautions the reader to consider these disclosures when reading the forward-looking statements included in this report. Subsequent written and oral forward looking statements made by the Company or by persons acting on behalf of the Company are completely qualified by these cautionary disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     MARKET RISK

         The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company's investments, changes in market interest rates would not have a significant impact on their fair value. For expected maturity dates and average interest rates of long-term debt, see Note 12 of Notes to Consolidated Financial Statements, "Long-term Debt - Annual Total Maturities of Long-term Debt". See also Note 2 of Notes to Consolidated Financial Statements for the impact of the new accounting standard for derivative instruments and hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

Statements of Consolidated Earnings for the years ended December 31, 1999, 1998 and 1997....................33

Consolidated Balance Sheets as of December 31, 1999 and 1998................................................34

Statements of Consolidated Cash Flows for the years ended December 31, 1999, 1998 and 1997..................35

Statements of Consolidated Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997........36

Statements of Consolidated Comprehensive Income for the years ended December 31, 1999, 1998 and 1997........37

Notes to Consolidated Financial Statements:

Note 1     -    The Company and Basis of Presentation.......................................................38
Note 2     -    Summary of Significant Accounting Policies..................................................38
Note 3     -    Acquisitions................................................................................41
Note 4     -    Business Segment Information................................................................42
Note 5     -    Cash and Cash Equivalents...................................................................44
Note 6     -    Accounts and Notes Receivable...............................................................44
Note 7     -    Inventories.................................................................................45
Note 8     -    Property, Plant and Equipment...............................................................45
Note 9     -    Other Long-Term Assets......................................................................46
Note 10    -    Accounts Payable and Accrued Liabilities....................................................46
Note 11    -    Disclosures About Fair Value of Financial Instruments.......................................46
Note 12    -    Long-Term Debt..............................................................................47
Note 13    -    Income Taxes................................................................................48
Note 14    -    Minority Interest in Consolidated Joint Venture.............................................50
Note 15    -    Other Long-Term Liabilities and Deferred Credits............................................50
Note 16    -    Pension and Other Postretirement Benefit Plans..............................................50
Note 17    -    Commitments and Contingent Liabilities......................................................54
Note 18    -    Capital Stock...............................................................................57
Note 19    -    Stock Option Plans..........................................................................60
Note 20    -    Selected Quarterly Financial Data (Unaudited)...............................................62

Independent Auditors' Report................................................................................65

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                       STATEMENTS OF CONSOLIDATED EARNINGS


                                                                            YEARS ENDED DECEMBER 31,
                                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                 ------------------------------------------------
                                                                     1999              1998              1997
                                                                 ------------      ------------      ------------
Revenues                                                         $    1,271.8      $    1,184.7      $    1,095.2
                                                                 ------------      ------------      ------------
Costs and expenses:
   Operating                                                            774.7             717.6             698.3
   Depreciation, depletion and amortization                              74.6              71.1              64.1
   Selling and marketing                                                 29.4              27.8              24.7
   General and administrative                                            65.8              71.4              65.6
   Acquisition charge (credit) (Note 3)                                  (1.5)             75.2                --
   Other income, net                                                    (11.0)             (4.8)             (6.7)
                                                                 ------------      ------------      ------------
                                                                        932.0             958.3             846.0
Earnings from continuing operations before interest,
   income taxes and minority interest                                   339.8             226.4             249.2
Interest income                                                           4.1               5.9               3.3
Interest expense, net of amounts capitalized                            (13.7)            (16.5)            (15.5)
                                                                 ------------      ------------      ------------
Earnings from continuing operations before income taxes
  and minority interest                                                 330.2             215.8             237.0
Income tax expense                                                     (112.0)            (86.2)            (78.3)
                                                                 ------------      ------------      ------------
Earnings from continuing operations before
   minority interest                                                    218.2             129.6             158.7
Minority interest, net of income taxes                                   (4.8)             (4.6)             (5.0)
                                                                 ------------      ------------      ------------
Earnings from continuing operations                                     213.4             125.0             153.7
Loss from discontinued operations, net of
  income taxes (Note 17)                                                 (1.0)             (1.6)               --
Extraordinary charge, net of income taxes (Note 12)                      (9.2)               --                --
                                                                 ------------      ------------      ------------
Net earnings                                                            203.2             123.4             153.7
Dividends on preferred stock (Note 18)                                     --                --              (2.5)
                                                                 ------------      ------------      ------------
Earnings attributable to common stock                            $      203.2      $      123.4      $      151.2
                                                                 ============      ============      ============
Earnings (loss) per common share:
  Basic
     Earnings from continuing operations                         $       5.68      $       3.27      $       4.10
     Loss from discontinued operations,
        net of income taxes (Note 17)                                   (0.03)            (0.04)               --
     Extraordinary charge, net of income taxes (Note 12)                (0.24)               --                --
                                                                 ------------      ------------      ------------
                                                                 $       5.41      $       3.23      $       4.10
                                                                 ============      ============      ============
  Diluted
     Earnings from continuing operations                         $       5.63      $       3.22      $       3.94
     Loss from discontinued operations,
        net of income taxes (Note 17)                                   (0.03)            (0.04)               --
     Extraordinary charge, net of income taxes (Note 12)                (0.24)               --                --
                                                                 ------------      ------------      ------------
                                                                 $       5.36      $       3.18      $       3.94
                                                                 ============      ============      ============
Weighted average shares outstanding:
  Basic                                                                  37.6              38.2              36.9
                                                                 ============      ============      ============
  Diluted                                                                37.9              38.9              39.0
                                                                 ============      ============      ============

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              DECEMBER 31,
                                                                                             (IN MILLIONS)
                                                                                     ------------------------------
                                                                                         1999              1998
                                                                                     ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents (Note 5)                                                 $       21.8      $      143.8
  Short-term investments                                                                       --              14.8
  Accounts and notes receivable, net (Note 6)                                               129.4             120.0
  Inventories (Note 7)                                                                      135.4             107.7
  Prepaid expenses and other                                                                 20.0              18.4
                                                                                     ------------      ------------
     Total current assets                                                                   306.6             404.7
Property, plant and equipment, less accumulated depreciation,
  depletion and amortization (Note 8)                                                       920.3             819.9
Goodwill                                                                                    134.2             105.5
Other long-term assets (Notes 9 and 16)                                                      69.6              70.3
                                                                                     ------------      ------------
                                                                                     $    1,430.7      $    1,400.4
                                                                                     ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (Notes 11 and 12)                             $        0.4      $        0.6
  Accounts payable and accrued liabilities (Note 10)                                        146.8             139.3
                                                                                     ------------      ------------
     Total current liabilities                                                              147.2             139.9
Long-term debt (Notes 11 and 12)                                                            165.7             167.3
Deferred income taxes (Note 13)                                                             131.1             139.4
Minority interest in consolidated joint venture (Note 14)                                    35.9              27.7
Long-term portion of postretirement benefit obligation (Note 16)                             87.7              91.5
Other long-term liabilities and deferred credits (Note 15)                                   30.0              30.4
                                                                                     ------------      ------------
                                                                                            597.6             596.2
                                                                                     ------------      ------------

Commitments and contingent liabilities (Notes 15, 16 and 17)

Shareholders' equity (Notes 18 and 19):
  Common stock, $1.25 par value, 200,000,000 shares authorized, 39,987,000 and
     35,904,000 shares issued and outstanding, respectively, in 1999 and
     39,849,000 and 38,683,000 shares
     issued and outstanding, respectively, in 1998                                           50.0              49.8
  Capital in excess of par value                                                            376.3             370.6
  Reinvested earnings                                                                       612.2             431.6
  Currency translation adjustment                                                            (1.2)             (1.5)
  Treasury stock, at cost                                                                  (204.2)            (46.3)
                                                                                     ------------      ------------
                                                                                            833.1             804.2
                                                                                     ------------      ------------
                                                                                     $    1,430.7      $    1,400.4
                                                                                     ============      ============

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31,
                                                                                  (IN MILLIONS)
                                                                  ------------------------------------------
                                                                     1999            1998            1997
                                                                  ----------      ----------      ----------
OPERATING ACTIVITIES:
   Earnings from continuing operations                            $    213.4      $    125.0      $    153.7
   Adjustments to reconcile earnings from continuing
     operations to cash provided by
     operating activities:
       Depreciation, depletion and amortization                         74.6            71.1            64.1
       Deferred income tax expense                                       1.9             6.2            14.5
       Other non-cash charges                                            0.8             9.7             3.0
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts and notes receivable           (4.0)          (11.1)            6.1
         Increase in inventories                                       (22.6)          (10.2)           (1.9)
         (Increase) decrease in prepaid expenses and other              (2.6)            2.6              --
         Increase in other long-term assets                             (4.7)          (11.2)           (6.1)
         Increase in accounts payable and accrued liabilities            8.6            33.4             0.5
         Decrease in other liabilities and deferred credits             (4.2)           (5.1)           (0.6)
       Other adjustments                                                (1.0)            2.6             4.7
   Net cash used in discontinued operations                             (1.4)           (0.4)           (1.0)
                                                                  ----------      ----------      ----------
Net cash provided by operating activities                              258.8           212.6           237.0
                                                                  ----------      ----------      ----------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                         (152.4)         (116.4)          (94.6)
   Acquisitions, net of cash acquired                                  (69.4)           (6.0)          (30.2)
   Purchase of short-term investments                                  (14.8)          (18.7)           (6.9)
   Maturity of short-term investments                                   29.6             7.9            14.7
   Proceeds from asset sales                                            16.2            13.9             8.6
   Other investing activities                                           (0.2)           (0.1)             --
                                                                  ----------      ----------      ----------
Net cash used in investing activities                                 (191.0)         (119.4)         (108.4)
                                                                  ----------      ----------      ----------
FINANCING ACTIVITIES:
   Additions to long-term debt                                         122.0            30.0              --
   Reductions in long-term debt                                       (123.6)          (63.6)           (7.2)
   Purchase of treasury stock                                         (159.0)             --           (59.9)
   Dividends                                                           (22.6)          (19.4)          (22.9)
   Contributions from minority partner                                  10.0              --              --
   Distributions to minority partner                                    (9.3)           (7.0)           (7.8)
   Premium on early extinguishment of debt                             (11.5)             --              --
   Other financing activities                                            4.2            11.7            (2.3)
                                                                  ----------      ----------      ----------
Net cash used in financing activities                                 (189.8)          (48.3)         (100.1)
                                                                  ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents                  (122.0)           44.9            28.5
Cash and cash equivalents at the beginning of the year                 143.8            98.9            70.4
                                                                  ----------      ----------      ----------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                  $     21.8      $    143.8      $     98.9
                                                                  ==========      ==========      ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                  (IN MILLIONS)
                                                       --------------------------------------------------------------------
                                                          PREFERRED STOCK               COMMON STOCK           CAPITAL
                                                       ----------------------      ----------------------     IN EXCESS OF
                                                        SHARES        AMOUNT        SHARES        AMOUNT       PAR VALUE
                                                       --------      --------      --------      --------      --------
Balance at December 31, 1996                                1.7      $   86.3          38.0      $   47.5      $  250.4

   Net earnings                                              --            --            --            --            --
   Dividends on preferred stock                              --            --            --            --            --
   Dividends paid on common stock                            --            --            --            --            --
   Issuance of restricted stock                              --            --           0.1           0.1           3.9
   Exercise of stock options                                 --            --           0.4           0.5           5.6
   Conversion of Series D Preferred
     stock into common stock                               (1.7)        (86.3)          2.6           3.3          83.0
   Tax benefit from exercise of
     stock options                                           --            --            --            --           9.8
   Forfeiture of restricted common shares                    --            --            --            --          (0.7)
   Amortization of restricted stock vesting                  --            --            --            --            --
   Purchase of treasury stock                                --            --            --            --            --
   Foreign currency translation adjustment                   --            --            --            --            --
                                                       --------      --------      --------      --------      --------
Balance at December 31, 1997                                 --      $     --          41.1      $   51.4      $  352.0

   Net earnings                                              --            --            --            --            --
   Dividends paid on common stock                            --            --            --            --            --
   Retirement of Medusa treasury stock
      at combination date                                    --            --          (1.7)         (2.2)           --
   Lapse of restrictions on restricted
      common stock                                           --            --            --            --            --
   Exercise of stock options                                 --            --           0.4           0.6          13.8
   Tax benefit from exercise of
     stock options                                           --            --            --            --           4.8
   Foreign currency translation adjustment                   --            --            --            --            --
                                                       --------      --------      --------      --------      --------
Balance at December 31, 1998                                 --      $     --          39.8      $   49.8      $  370.6

   Net earnings                                              --            --            --            --            --
   Dividends paid on common stock                            --            --            --            --            --
   Exercise of stock options                                 --            --           0.2           0.2           3.8
   Purchase of treasury stock                                --            --            --            --            --
   Issuance of treasury stock                                --            --            --            --           0.2
   Tax benefit from exercise of stock options                --            --            --            --           1.7
   Foreign currency translation adjustment                   --            --            --            --            --
                                                       --------      --------      --------      --------      --------
Balance at December 31, 1999                                 --      $     --          40.0      $   50.0      $  376.3
                                                       ========      ========      ========      ========      ========




                                                                            (IN MILLIONS)
                                                          ---------------------------------------------------
                                                                       UNEARNED      CURRENCY
                                                          REINVESTED    RESTRICTED    TRANSLATION    TREASURY
                                                          EARNINGS    COMMON STOCK   ADJUSTMENT      STOCK
                                                          --------      --------      --------      --------
Balance at December 31, 1996                              $  258.0      $   (7.5)     $   (0.9)     $  (40.4)

   Net earnings                                              153.7            --            --            --
   Dividends on preferred stock                               (2.5)           --            --            --
   Dividends paid on common stock                            (19.2)           --            --            --
   Issuance of restricted stock                                 --          (4.0)           --            --
   Exercise of stock options                                  (3.9)           --            --          (4.3)
   Conversion of Series D Preferred
     stock into common stock                                    --            --            --            --
   Tax benefit from exercise of
     stock options                                              --            --            --            --
   Forfeiture of restricted common shares                       --           0.7            --            --
   Amortization of restricted stock vesting                     --           2.0            --            --
   Purchase of treasury stock                                   --            --            --         (59.9)
   Foreign currency translation adjustment                      --            --          (0.3)           --
                                                          --------      --------      --------      --------
Balance at December 31, 1997                              $  386.1      $   (8.8)     $   (1.2)     $ (104.6)

   Net earnings                                              123.4            --            --            --
   Dividends paid on common stock                            (19.4)           --            --            --
   Retirement of Medusa treasury stock
      at combination date                                    (57.0)           --            --          59.2
   Lapse of restrictions on restricted
      common stock                                              --           8.8            --            --
   Exercise of stock options                                  (1.5)           --            --          (0.9)
   Tax benefit from exercise of
     stock options                                              --            --            --            --
   Foreign currency translation adjustment                      --            --          (0.3)           --
                                                          --------      --------      --------      --------
Balance at December 31, 1998                              $  431.6      $     --      $   (1.5)     $  (46.3)

   Net earnings                                              203.2            --            --            --
   Dividends paid on common stock                            (22.6)           --            --            --
   Exercise of stock options                                    --            --            --            --
   Purchase of treasury stock                                   --            --            --        (159.0)
   Issuance of treasury stock                                   --            --            --           1.1
   Tax benefit from exercise of stock options                   --            --            --            --
   Foreign currency translation adjustment                      --            --           0.3            --
                                                          --------      --------      --------      --------
Balance at December 31, 1999                              $  612.2      $     --      $   (1.2)     $ (204.2)
                                                          ========      ========      ========      ========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME


                                                      YEARS ENDED DECEMBER 31,
                                                           (IN MILLIONS)
                                             -----------------------------------------
                                                1999           1998            1997
                                             ----------     ----------      ----------
Net earnings                                 $    203.2     $    123.4      $    153.7
Foreign currency translation
  adjustments, net of income taxes                  0.3           (0.3)           (0.3)
                                             ----------     ----------      ----------
Comprehensive income                         $    203.5     $    123.1      $    153.4
                                             ==========     ==========      ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:

         Southdown, Inc. is one of the largest producers of cement in the U.S. The Company operates twelve portland cement manufacturing plants located in Alabama, southern California, Colorado, Florida, Georgia, Kentucky, Michigan, Ohio, Pennsylvania, Tennessee and Texas, plus an extensive network of cement distribution terminals. The Company also mines, processes, and sells construction aggregates and specialty mineral products in the eastern half of the U.S., in Florida and in southern California. In addition, the Company markets ready-mixed concrete products in two of its largest cement markets, southern California and Florida.

         Southdown was organized in Louisiana in 1930 and maintains its principal executive offices at 1200 Smith Street, Suite 2400, Houston, Texas 77002-4486, telephone (713) 650-6200. On June 30, 1998, the Company concluded a merger transaction with Medusa Corporation. Medusa became a 100% owned subsidiary of the Company at that time. The Company reorganized its corporate structure at the end of 1998 by merging most of its recently acquired Medusa entities into Southdown and contributing the Company's California cement, concrete products and aggregates operations to certain existing and newly created wholly-owned subsidiaries of the Company. The terms "Southdown" and the "Company" as used in this report include subsidiaries of Southdown and also predecessor corporations.

         The consolidated balance sheets of Southdown as of December 31, 1999 and 1998 and the related statements of consolidated earnings, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1999 are presented on the basis of generally accepted accounting principles.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Cash and Statement of Consolidated Cash Flows Supplemental Disclosures
- The Company considers short-term investments, which have an original maturity of three months or less, to be cash equivalents for purposes of Statement of Consolidated Cash Flows. Cash payments for income taxes totaled $99.1 million in 1999, $71.7 million in 1998 and $57.1 million in 1997. Interest paid, net of amounts capitalized, was $16.4 million, $16.4 million and $14.3 million in 1999, 1998 and 1997, respectively. Interest capitalized was $2.6 million in 1999, $1.7 million in 1998 and $2.9 million in 1997.

         There were no material non-cash financing activities in 1999 and 1998. Non-cash financing activities in 1997 included the conversion of 1.7 million shares of preferred stock with a carrying value of $86.3 million into 2.6 million shares of common stock.

         Non-cash investing activities in 1999 included the assumption of $8.2 million in liabilities in connection with the Company's acquisition of eight ready-mixed concrete plants, an aggregates quarry and four concrete block and resale operations located in Florida and a cement terminal in Georgia. In 1998, non-cash investing activities included the assumption of $1.4 million in liabilities in connection with Medusa's acquisition of an aggregate operation and a highway safety systems company. Non-cash investing activities in 1997 included the assumption of liabilities in Medusa's various acquisitions as discussed in Note 3 of Notes to Consolidated Financial Statements.

         Investments - In addition to cash equivalents, from time to time the Company has investments in debt securities such as commercial paper, time deposits and certificates of deposit that mature in more than three months but no more than one year. The Company expects to hold all such investments to maturity and, therefore, carries these investments at amortized cost. The Company does not recognize gains or losses on these investments, which the Company deems to be temporary, because the Company has both the intent and the ability to hold these investments until they mature. As of December 31, 1998, the Company's investments consist primarily of commercial paper maturing within one year. The fair value of these investments approximated their amortized cost.

         Inventories - The Company values inventories at the lower of cost or market. Cost includes material, labor and manufacturing overhead. The Company values cement and construction aggregates inventories on the last-in, first-out method. The valuation of the remaining inventories, primarily parts and supplies, is determined on the first-in, first-out or average cost method.

         Property, Plant and Equipment - The Company capitalizes all direct and certain indirect expenditures incurred in conjunction with the acquisition or construction of major facilities. Depreciation and amortization of these capitalized costs commence when the completed facility is placed in service. Depreciation and amortization of property, plant and equipment are computed primarily on a straight-line basis over estimated useful lives of the related assets, ranging from three to 50 years. On average, the Company depreciates buildings and improvements based on a 50 year life; machinery and equipment over lives ranging from 10 to 35 years; office furniture, fixtures and equipment over lives ranging from five to ten years and mobile equipment over lives ranging from four to 25 years. The Company computes depletion of mineral rights on the units-of-production method.

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Gain or loss is generally reflected in earnings upon the retirement or sale of property, plant and equipment.

         Environmental Expenditures - The Company bases its estimates of environmental liabilities on the nature or extent of contamination, methods of remediation required, existing technology, presently enacted laws and regulations and prior Company experience in remediation of contaminated sites. The Company capitalizes environmental expenditures that extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company, mitigate or prevent environmental contamination that has yet to occur, or that are incurred in anticipation of a sale of property. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated, whether or not a claim has been asserted or this coincides with the completion of a remediation investigation/feasibility study or the Company's commitment to a formal plan of action. The Company revises such estimates as additional information becomes known.

         Goodwill - The Company amortizes the excess of cost over the fair value of net assets of businesses acquired, on a straight-line basis, over periods ranging from 15 to 40 years. Such amortization amounted to $4.3 million in 1999, $3.7 million in 1998 and $3.5 million in 1997. Accumulated amortization of goodwill was $42.9 million and $38.6 million as of December 31, 1999 and 1998. The Company utilizes estimates of undiscounted future cash flows of the acquired operations to evaluate any possible impairment of the related goodwill.

         Revenue Recognition - The Company generally recognizes revenue on the sale of products or services when the products are shipped or the services delivered, all significant contractual obligations have been satisfied and the collection of the resulting receivable is reasonably assured.

         Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's stock option plans because the option's exercise price equals the stock's fair market value on the date the option is granted.

         Income Taxes - In computing its federal and state income tax liabilities, the Company uses accelerated depreciation and deducts currently certain expenditures that are capitalized for financial reporting purposes. Deferred income taxes are provided on these and other temporary differences between the tax basis of assets and liabilities and their basis for financial statement purposes. Investment tax credit carryforwards are accounted for under the flow-through method and, accordingly, reduce federal income taxes in the years in which their utilization is assured.

         Earnings Per Share - The Company computed basic earnings per share using the weighted average number of common shares outstanding in each of the three years ended 1999. Earnings used to compute basic per share earnings in 1997 were net of preferred stock dividends of approximately $2.5 million. Diluted earnings for 1999 and 1998 assume the dilutive impact of stock options. Diluted earnings for 1997 assume the dilutive impact of stock options and the conversion of all shares of preferred stock to common stock.

         New Accounting Standards - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is a financial instrument that takes or "derives" its value from the value of some other financial instrument. SFAS No. 133 requires that a company recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Fair value is the amount for which an object would currently change hands between a willing buyer and an independent willing seller. SFAS No. 133, as amended by SFAS No. 137, is effective for years beginning after June 15, 2000 and management is currently evaluating what, if any, impact this new accounting standard may have on the Company's consolidated financial statements. The Company does not believe that it held any derivative financial instruments during the three year period ending December 31, 1999.

NOTE 3 - ACQUISITIONS:

         SMI Acquisition - In August 1999, the Company acquired all of the common stock of SMI Holdings, Inc. at a cost of $60.3 million, net of cash and liabilities assumed of $8.1 million. The acquisition was accounted for by the purchase method and was funded from the cash balances of the Company. SMI operated eight ready-mixed concrete batch plants, an aggregates quarry and four concrete block and resale operations located in the proximity of the Company's Brooksville, Florida cement plant. Pro forma financial information has not been provided because of immateriality.

         Medusa Merger - On June 30, 1998, Southdown concluded a merger transaction with Medusa Corporation. Medusa became a wholly-owned subsidiary of the Company at that time. The Medusa merger converted each outstanding Medusa common share into the right to receive .88 shares of Company common stock. The Company issued approximately 14.7 million shares of its common stock for all of the outstanding common stock of Medusa. This tax-free transaction was treated as a "pooling of interest," rather than a purchase of one company by another. A pooling of interest accounts for a business combination as the uniting of the ownership interests of companies by an exchange of stock.

         The Company recorded 1998 charges totaling $75.2 million ($61.9 million after taxes, or $1.59 per common share, diluted) for direct and other merger related transaction costs. These transaction costs include severance related costs for approximately 150 former employees at the Medusa corporate office, professional fees, financial printing, and anticipated closure of duplicate corporate office facilities and incompatible business practices, processes and activities. In 1999, the acquisition liability recorded in the prior year was reduced by $1.5 million. The only remaining liability is the ongoing lease obligation associated with the closing of Medusa's former corporate headquarters in Cleveland, Ohio.

         Remaining merger transaction liabilities at December 31, 1999 were $1 million. These liabilities relate to ongoing lease payment obligations associated with the closure of the Medusa corporate office, which was closed at the end of the first quarter of 1999. Details of the merger related costs are as follows:

                                                            (IN MILLIONS)
                                   ----------------------------------------------------------------
                                     ORIGINAL
                                      MERGER           AMOUNTS                            BALANCE
                                      COSTS             PAID          ADJUSTMENTS       AT 12/31/99
                                   ------------     ------------     ------------      ------------
Merger transaction costs and
     professional fees             $       18.4     $       18.9     $        0.5      $         --
Severance costs                            54.3             47.2             (7.1)               --
Closure costs                              10.2              6.7             (2.5)              1.0
                                   ------------     ------------     ------------      ------------
         Total                     $       82.9     $       72.8     $       (9.1)     $        1.0
                                   ============     ============     ============      ============

         The revenues and results of operations for the separate companies and the combined amounts for the six months ended June 30, 1998 and the year ended December 31, 1997 are presented below:

                                                    (IN MILLIONS)
                              --------------------------------------------------------
                                   SIX  MONTHS ENDED                YEAR ENDED
                                     JUNE 30, 1998               DECEMBER 31, 1997
                              -------------------------      -------------------------
                                     (UNAUDITED)
                                                NET                            NET
                               REVENUES       EARNINGS        REVENUES       EARNINGS
                              ----------     ----------      ----------     ----------
Southdown                     $    357.9     $     39.2      $    719.2     $     96.7
Medusa                             184.7          (46.6)          376.0           57.0
                              ----------     ----------      ----------     ----------
     Combined                 $    542.6     $     (7.4)     $  1,095.2     $    153.7
                              ==========     ==========      ==========     ==========


         Aggregates Acquisitions - During 1997, Medusa completed two cash acquisitions at a cost of $30.2 million, net of cash and liabilities assumed of $19.4 million. In January 1997, Medusa acquired Lime Crest Corporation, a leading producer of home and garden products, industrial limestone and construction aggregates based in Sparta, New Jersey. In October 1997, Medusa acquired Lee Lime Corporation, a producer of limestone, quicklime, hydrated lime, packaged cement mixes and a leading producer of home and garden products based in Lee, Massachusetts.

         In August 1997, Medusa also purchased all of the capital stock of White Stone Company of Southwest Virginia. This company is a producer of industrial limestone and aggregates in Castlewood, Virginia with a limestone pelletizing plant in Paradise, Pennsylvania. In consideration of the purchase price of $34.7 million as well as an election by Medusa to step up the basis of the assets acquired for income tax purposes, Medusa assumed liabilities of $3.2 million and issued notes to the selling shareholders for $31.5 million. The notes to the selling shareholders were paid in full prior to Medusa's merger with the Company.

         Medusa accounted for all three 1997 acquisitions by the purchase method. Medusa allocated the purchase prices to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. Medusa included the results of operations for all three acquisitions in the financial statements from their respective dates of purchase. On an unaudited proforma basis, assuming Medusa had completed the three acquisitions as of the beginning of 1997, net sales for 1997 would have increased $20.3 million, whereas net income and net income per common share would not have been significantly different from the reported amounts.

NOTE 4 - BUSINESS SEGMENT INFORMATION:

         While all operations of the Company are related to some degree and share certain internal services, the Company has identified three business segments. The Cement segment includes the operations of eleven quarrying sites, twelve manufacturing facilities and a network of 43 cement storage and distribution terminals for the production, importation and distribution of portland and masonry cement. The Concrete Products segment includes primarily the production and sale of ready-mixed concrete in two of the Company's largest cement markets, southern California and Florida, and to a lesser extent, the production and sale of concrete block in Florida. The Aggregates segment mines, processes and sells construction aggregates in the eastern half of the U.S., in Florida and in southern California and specialty mineral products in the eastern half of the U.S. It also operates a subsidiary that installs highway safety systems such as guardrails, traffic signals, highway signage and lighting. Operating results and certain other financial data for the Company's principal business segments for and at the end of each year presented are as follows:

                                                                (IN MILLIONS)
                                                  ------------------------------------------
                                                      1999            1998            1997
                                                  ----------      ----------      ----------
Contributions to revenues:
     Cement
         Sales to customers                       $    864.1      $    819.9      $    758.5
         Freight to customers and other                 49.1            41.9            43.6
                                                  ----------      ----------      ----------
             Total cement revenues                     913.2           861.8           802.1
     Concrete Products                                 266.5           240.8           238.6
     Aggregates                                        163.9           147.9           119.0
     Intersegment sales                                (71.8)          (65.8)          (64.5)
                                                  ----------      ----------      ----------
                                                  $  1,271.8      $  1,184.7      $  1,095.2
                                                  ==========      ==========      ==========

Contributions to earnings before interest,
 income taxes and minority
   interest:
     Operating profit
         Cement                                   $    332.8      $    311.0      $    267.3
         Concrete Products                              22.4            20.5             9.5
         Aggregates                                     33.4            25.0            20.6
                                                  ----------      ----------      ----------
                                                       388.6           356.5           297.4
     Corporate overhead                                (50.3)          (54.9)          (48.2)
     Acquisition credit (charge)                         1.5           (75.2)             --
                                                  ----------      ----------      ----------
                                                  $    339.8      $    226.4      $    249.2
                                                  ==========      ==========      ==========
Identifiable assets, end of year:
     Cement                                       $    982.6      $    878.9      $    810.0
     Concrete Products                                 142.6           104.7           119.3
     Aggregates                                        174.4           149.3           137.1
     Other, unallocated corporate assets               131.1           267.5           200.6
                                                  ----------      ----------      ----------
                                                  $  1,430.7      $  1,400.4      $  1,267.0
                                                  ==========      ==========      ==========
Depreciation, depletion and amortization:
     Cement                                       $     53.2      $     49.7      $     44.5
     Concrete Products                                   8.2             8.3             8.7
     Aggregates                                          9.0             7.9             5.5
     Other                                               5.0             6.0             6.4
                                                  ----------      ----------      ----------
                                                  $     75.4      $     71.9      $     65.1
                                                  ==========      ==========      ==========
Capital expenditures:
     Cement                                       $    132.5      $    102.1      $     77.6
     Concrete Products                                   8.3             2.1             4.8
     Aggregates                                          6.8             8.3             8.0
     Other                                               4.8             3.9             4.2
                                                  ----------      ----------      ----------
                                                  $    152.4      $    116.4      $     94.6
                                                  ==========      ==========      ==========


         Corporate overhead is generally not allocated to the operating segments. Other unallocated corporate assets consist primarily of cash, goodwill, prepaid pension costs and office furniture, fixtures and equipment. Substantially all of the Company's operations are conducted in the U.S. Intersegment sales occur primarily between the Company's Florida cement manufacturing plant and the related Florida concrete products operations and the Company's southern California cement manufacturing plant and the related California concrete products operations. The Company accounts for intersegment sales at prices, which approximate market prices, but eliminates these sales for purposes of preparing consolidated financial statements. Depreciation, depletion and amortization shown above includes $0.8 million of amortization of debt issuance costs in 1999 compared with $0.8 million of such amortization in 1998 and $1 million of amortization of debt issuance costs in 1997. Capital expenditures shown above exclude capital acquisitions of $69.4 million in 1999, $6 million in 1998 and $30.2 million in 1997.

NOTE 5 - CASH AND CASH EQUIVALENTS:

                                                                             DECEMBER 31,
                                                                            (IN MILLIONS)
                                                                      -------------------------
                                                                         1999           1998
                                                                      ----------     ----------
Cash on hand and demand deposits                                      $     16.0     $     16.0
Commercial paper, certificates of deposit, and auction market
  preferreds - at cost, which approximates market value                      5.8          127.8
                                                                      ----------     ----------
                                                                      $     21.8     $    143.8
                                                                      ==========     ==========


         There is no requirement for the Company to maintain compensating balances under any of the agreements with the Company's lending banks.

NOTE 6 - ACCOUNTS AND NOTES RECEIVABLE:


                                                     DECEMBER 31,
                                                    (IN MILLIONS)
                                             --------------------------
                                                1999            1998
                                             ----------      ----------
Trade accounts and notes receivable          $    131.3      $    122.5
Allowance for doubtful accounts                    (5.4)           (4.9)
                                             ----------      ----------
                                                  125.9           117.6
Other receivables                                   3.5             2.4
                                             ----------      ----------
                                             $    129.4      $    120.0
                                             ==========      ==========


         Significant Group Concentrations of Credit Risk - A majority of the Company's receivables are from users of portland cement, such as ready-mixed concrete producers and manufacturers of concrete products such as blocks, roof tile, pipe and prefabricated building components. Sales are also made to building materials dealers, other cement manufacturers, construction contractors and, particularly from the Texas plant, oil well cementing companies. The Company is a major producer of ready-mixed concrete in southern California, and a major producer and supplier of such products throughout Florida. The Company's California plant made approximately 16%, 17% and 19% of its cement sales in the three years ended December 31, 1999 to the Company's ready-mixed concrete operations in California. Approximately 36%, 36% and 38% of the cement sold by the Company's Florida plant in the three years ended December 31, 1999 was sold to the Company's Florida concrete products operations. Aggregates sales, both construction and specialty aggregates, are to a wide spectrum of customers including national home improvement warehouse chains, large industrial concerns and individual local small businesses. Construction aggregates are sold to the construction industry primarily for use in the manufacture of concrete and asphalt as well as a variety of construction applications such as road bases, drainage blankets, erosion control and other applications. Specialty aggregates sells over 200 products with many different uses including, among others, lawn care, gardening, landscaping, grounds maintenance, water conditioning, agriculture and in the manufacture of joint compounds, caulk, paints, plastics and paper. There were no sales to any single third-party customer in any of the Company's business lines, which totaled in excess of 10% of consolidated revenues for 1999, 1998 or 1997.

         An analysis of the activity in the allowance for doubtful accounts follows:


                                             YEARS ENDED DECEMBER 31,
                                                  (IN MILLIONS)
                                   ------------------------------------------
                                      1999            1998            1997
                                   ----------      ----------      ----------
Beginning balance                  $      4.9      $      5.0      $      7.8
Additions charged to expense              1.3             0.1             1.3
Accounts written off                     (0.9)           (0.4)           (3.2)
Recoveries                                0.1             0.2            (0.9)
                                   ----------      ----------      ----------
Ending balance                     $      5.4      $      4.9      $      5.0
                                   ==========      ==========      ==========


         In the opinion of management, the Company is adequately reserved for credit risks related to its potentially uncollectible receivables. However, the Company continues to assess its allowance for doubtful accounts and may increase or decrease its periodic provision as additional information regarding the collectibility of these and other accounts becomes available.

NOTE 7 - INVENTORIES:

                                      DECEMBER 31,
                                     (IN MILLIONS)
                              -------------------------
                                 1999           1998
                              ----------     ----------
Finished goods                $     45.7     $     36.1
Work in process                     22.7           14.7
Raw materials                       10.4            7.1
Parts and supplies                  56.6           49.8
                              ----------     ----------
                              $    135.4     $    107.7
                              ==========     ==========


         Inventories valued on the "Last In, First Out" method were $60 million at December 31, 1999 and $46.3 million at December 31, 1998 compared with current costs of $76.9 million and $63.2 million, respectively.


NOTE 8 - PROPERTY, PLANT AND EQUIPMENT:

                                                          DECEMBER 31,
                                                         (IN MILLIONS)
                                                  --------------------------
                                                     1999            1998
                                                  ----------      ----------
Land (at cost):
   Cement                                         $     37.4      $     36.0
   Concrete Products                                    15.7            16.1
   Aggregates                                            8.8             8.9
   Corporate and other                                    --             0.2
                                                  ----------      ----------
                                                        61.9            61.2
                                                  ----------      ----------
Plant and Equipment (at cost):
   Cement                                            1,307.9         1,228.1
   Concrete Products                                    86.1            72.3
   Aggregates                                          117.8           107.6
   Corporate and other                                  26.0            29.7
                                                  ----------      ----------
                                                     1,537.8         1,437.7
                                                  ----------      ----------
Less accumulated depreciation, depletion
   and amortization                                   (679.4)         (679.0)
                                                  ----------      ----------
                                                  $    920.3      $    819.9
                                                  ==========      ==========

NOTE 9 - OTHER LONG-TERM ASSETS:

                                                     DECEMBER 31,
                                                    (IN MILLIONS)
                                             -------------------------
                                                1999           1998
                                             ----------     ----------
Prepaid pension costs (Note 16)              $     48.4     $     42.5
Land held for sale                                  7.3            9.8
Unamortized debt issuance costs                     1.2            3.7
Other                                              12.7           14.3
                                             ----------     ----------
                                             $     69.6     $     70.3
                                             ==========     ==========


         Land held for sale includes various non-income producing real estate parcels offered for sale. Unamortized debt issuance costs are costs and expenses associated with the issuance of certain of the Company's senior debt and senior subordinated notes. Debt issuance costs are being amortized over the respective terms of the debt.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:


                                                                       DECEMBER 31,
                                                                      (IN MILLIONS)
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
Trade accounts payable                                           $     54.8     $     46.9
Accrued compensation and benefits                                      32.1           30.0
Accrued liabilities, trade                                             19.5           20.5
Accrued taxes, other                                                    5.4            5.1
Current portion of postretirement benefit obligation                    4.0            4.0
Accrued environmental remediation costs                                 2.1            2.8
Acquisition charge liabilities                                          1.0            7.4
Other accrued liabilities                                              27.9           22.6
                                                                 ----------     ----------
                                                                 $    146.8     $    139.3
                                                                 ==========     ==========


NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of the Company's assets and liabilities, which are considered to be financial instruments, approximate their value, except for long-term debt. The Company determined the estimated fair value amounts for the Company's long-term debt as of December 31, 1999 and 1998 by using appropriate valuation methodologies and information currently available to management. Considerable judgment is required in developing these estimates and, accordingly, the Company can not guarantee that the estimated values shown indicate the amounts that would be realized if the Company were to replace its long-term debt in a free market exchange. The fair value of the Company's long-term debt was estimated based on the quoted market prices for similar issues or on the current rates available to the Company for debt with similar terms and remaining maturities.


                                                                   DECEMBER 31,
                                                                  (IN MILLIONS)
                                                 -----------------------------------------------
                                                          1999                     1998
                                                 ----------------------    ---------------------
                                                 CARRYING       FAIR        CARRYING       FAIR
                                                 AMOUNT         VALUE        AMOUNT        VALUE
                                                 ----------   ---------    ----------   --------
                  Long-term debt                 $    166.1   $   166.3    $    167.9   $  183.7
                                                 ==========   =========    ==========   ========


         The Company held no derivative financial instruments as of December 31, 1999 or 1998.

NOTE 12 - LONG-TERM DEBT:

                                                                        DECEMBER 31,
                                                                       (IN MILLIONS)
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
Senior debt:
     Revolving credit facilities                                 $    122.0      $       --
     Industrial development and pollution control bonds                41.3            41.3
     Other                                                              1.0             1.6
Subordinated debt:
     10% senior subordinated notes                                      1.8           125.0
                                                                 ----------      ----------
                                                                      166.1           167.9
     Less current maturities                                           (0.4)           (0.6)
                                                                 ----------      ----------
                                                                 $    165.7      $    167.3
                                                                 ==========      ==========


         Revolving Credit Facilities - During 1999, the Company amended its $200 million revolving credit facility to (1) beneficially modify or delete certain financial covenants and other provisions and (2) permit the Company to enter into a $250 million revolving credit facility. At December 31, 1999, the Company has a $200 million revolving credit facility maturing June 2002 and a $250 million revolving credit facility maturing December 2001. Borrowings under these credit facilities are unsecured. The $200 million revolving credit facility permits the issuance of up to $95 million in standby letters of credit in lieu of borrowings. Borrowings under the credit facilities bear interest at margins either at or above a prime rate or above the London Interbank Offered Rate as selected by the Company. The interest rate was 7% at December 31, 1999. As of December 31, 1999, the Company had $56.9 million in letters of credit outstanding and $122 million in borrowings outstanding under the facilities, leaving $271.1 million available.

         Under the revolving credit facilities, the Company must maintain the following financial ratios: (1) leverage ratio (funded debt compared with consolidated earnings before interest, tax and depreciation) and (2) interest coverage ratio (consolidated earnings before interest, tax, depreciation and amortization of intangibles compared with interest expense). In addition, the Company must maintain a minimum consolidated net worth (shareholders' equity). The Company is in compliance with the ratios and other covenants under these credit facilities.

         Industrial Development and Pollution Control Bonds - The industrial development and pollution control bonds were issued by various state or local financing authorities and are due on various dates through the year 2017. The obligations bear interest, which is nontaxable to the payees, at varying rates that approximate 50% of the prevailing prime rate. The obligations are secured by irrevocable letters of credit issued under the Company's $200 million revolving credit facility. During the first quarter of 1998, the Company negotiated an extension of $17.8 million of the pollution control bonds until 2013.

          10% Senior Subordinated Notes - In late 1999, the Company offered to repurchase the 10% Senior Subordinated Notes. The Company repurchased $123.2 million of the 10% Notes in December 1999 using borrowings on its $200 million revolving credit facility and outstanding cash balances. Most of the restrictive covenants were deleted at the same time. The Company recorded a $9.2 million net of tax extraordinary charge in 1999 to reflect prepayment premium and other costs incurred in the repurchase. At December 31, 1999, $1.8 million of the 10% Senior Subordinated Notes remain outstanding. The 10% Notes pay interest semiannually and mature on March 1, 2006.

         Annual Total Maturities of Long-term Debt - The expected maturity dates, the approximate total principal payments due in future years and the average interest rate on long-term debt as of December 31, 1999 are as follows:

                                         PRINCIPAL          AVERAGE
              EXPECTED                    PAYMENTS          INTEREST
            MATURITY DATE              (IN MILLIONS)         RATE
            -------------              ------------         ------
              2000                      $     0.4             5.7%
              2001                            0.3             6.5%
              2002                          122.1             7.0%
              2003                             --              --
              2004                            5.9             5.8%
              Thereafter                     37.4             5.0%
                                        ---------           ----
                  Total                 $   166.1             6.5%
                                        =========


NOTE 13 - INCOME TAXES:

         The following table provides a breakdown of the current and deferred components of the provisions for federal and state income taxes attributable to the earnings before income taxes and extraordinary charge.

                                            YEARS ENDED DECEMBER 31,
                                                 (IN MILLIONS)
                                   ----------------------------------------
                                      1999           1998           1997
                                   ----------     ----------     ----------
Federal income tax expense:
  Current                          $    103.1     $     68.5     $     55.8
  Deferred                                1.7            6.2           13.8
State income tax expense:
  Current                                 7.0           11.5            8.0
  Deferred                                0.2             --            0.7
                                   ----------     ----------     ----------
                                   $    112.0     $     86.2     $     78.3
                                   ==========     ==========     ==========


         The tax benefit allocated to the extraordinary charge was $5.0 million. The tax benefits allocated to the 1999 and 1998 losses from discontinued operation were $0.5 million and $0.8 million. The tax benefits allocated to minority interest earnings for 1999, 1998 and 1997 were $2.6, $2.5 and $2.5 million, respectively.

         A reconciliation between the income tax expense recognized in the Company's Statements of Consolidated Earnings and the income tax expense computed by applying the statutory federal income tax rate to the earnings from continuing operations before income taxes, minority interest and extraordinary charge follows:

                                                           YEARS ENDED DECEMBER 31,
                                                             (DOLLARS IN MILLIONS)
                                        --------------------------------------------------------------
                                               1999                  1998                 1997
                                        ------------------    ------------------    ------------------
                                        AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                        ------     -------    ------     -------    ------     -------
Earnings from continuing operations
   before income taxes, minority
    interest and extraordinary charge   $330.2                $215.8                $237.0
                                        ======                ======                ======

Income tax expense
  computed at statutory rate            $115.6       35.0%    $ 75.5       35.0%    $ 83.0       35.0%
Benefit of statutory depletion           (11.1)      (3.4)     (11.9)      (5.5)     (10.8)      (4.6)
Effect of non-deductible goodwill          1.0         .3         .9         .4         .7         .3
Effect of state income tax
  expense                                  4.7        1.4        7.4        3.4        5.7        2.4
Non-deductible merger costs                 --         --       14.5        6.7         --         --
Other                                      1.8         .6        (.2)       (.1)       (.3)       (.1)
                                        ------     ------     ------     ------     ------     ------

                                        $112.0       33.9%    $ 86.2       39.9%    $ 78.3       33.0%
                                        ======     ======     ======     ======     ======     ======


         The provision for deferred income taxes represents the change in the Company's deferred income tax liability during each year, including the effect of any enacted tax rate changes. The Company recognizes a deferred income tax liability or asset for the net effect of: (1) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements after applying enacted statutory tax rates and laws in effect for the year in which the differences are expected to reverse and, (2) in certain instances, the deferred tax effects of net operating loss and tax credit carryforwards.

         Significant components of the Company's net deferred tax liability as of December 31, 1999 and 1998 were as follows:


                                                                  DECEMBER 31,
                                                                 (IN MILLIONS)
                                                       ------------------------------
                                                            1999              1998
                                                       ------------      ------------
Deferred tax liabilities:
   Differences between book and tax basis of
        property, plant and equipment                  $      157.8      $      167.8
   Assets of overfunded pension plan                           18.9              16.6
   Other                                                       13.3               9.1
                                                       ------------      ------------
                                                              190.0             193.5
                                                       ------------      ------------
Deferred tax assets:
   Postretirement benefit obligation                           36.2              37.9
   Reserves not currently deductible                           19.9              22.9
   Deferred state income taxes                                  4.8               4.8
   Operating loss carryforwards                                11.5                --
                                                       ------------      ------------
                                                               72.4              65.6
Valuation allowance                                            (3.0)               --
                                                       ------------      ------------
                                                               69.4              65.6
                                                       ------------      ------------
Net deferred tax liability                             $      120.6      $      127.9
                                                       ============      ============


         The Company has provided a valuation allowance of $3.0 million against net operating loss carryforwards of $32.8 million that were acquired in a business combination in 1999. If these operating losses, which expire between 2005 and 2019, are fully utilized on the Company's federal tax returns; this valuation allowance will be used to reduce goodwill. Various federal and state income tax returns are currently under examination. In the opinion of management, the Company has made adequate provision at December 31, 1999 for income taxes that might be due as a result of these audits and any resulting assessments are not expected to have a material effect on the Company's consolidated earnings.

NOTE 14 - MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE:

         Kosmos Cement Company is a joint venture, which owns a cement plant located in Kosmosdale, Kentucky and a cement plant located near Pittsburgh, Pennsylvania along with related terminals and facilities. The joint venture is 25% owned by a subsidiary of Dyckerhoff AG and operated and 75% owned by the Company. The Company's Consolidated Balance Sheets include 100% of the assets and liabilities of Kosmos. Dyckerhoff's 25% interest in Kosmos and the earnings therefrom have been reflected as "Minority interest in consolidated joint venture" and "Minority interest, net of income taxes" on the Company's Consolidated Balance Sheets and Statements of Consolidated Earnings, respectively.

NOTE 15 - OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS:

                                                                      DECEMBER 31,
                                                                     (IN MILLIONS)
                                                            -----------------------------
                                                                1999             1998
                                                            ------------     ------------
Environmental liabilities (Note 17)                         $        9.1     $       10.9
Deferred payment obligation                                          8.1              8.1
Supplemental pension liabilities (Note 16)                           7.1              5.3
Estimated liabilities on discontinued operations                     4.9              4.9
Other                                                                0.8              1.2
                                                            ------------     ------------
                                                            $       30.0     $       30.4
                                                            ============     ============


         Deferred Payment Obligation - In connection with the July 1990 purchase of a hazardous waste processing facility from an affiliate of Browning-Ferris Industries, Inc., the Company assumed a conditional payment obligation payable to the former shareholders of the Browning-Ferris subsidiary. The expected timing of payments related to the estimated liabilities on discontinued operations and the deferred payment obligation is uncertain.

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

NOTE 16 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

         Pension - The Company has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation and are integrated with Social Security. The Company's policy is to fund its pension plan in accordance with sound actuarial principles.

         To determine the funded status of the Company's pension plan, the Company's actuaries compare the market value of the plan's assets at the end of the year with actuarial estimates of the projected benefit obligation. Differences in estimates used and actual experience along with changes in assumptions from year-to-year are included in net deferred gains or losses. The Company amortizes the unrecognized net gains or losses whenever such amount exceeds 10% of the greater of the projected benefit obligation or the market value of plan assets. The unrecognized net obligation or net asset, unrecognized net gain or loss and prior service costs were amortized over periods of 4 to 11 years for 1999, over periods of 5 to 13 years for 1998 and over periods of 5 to 12 years for 1997, which approximated the estimated average remaining service periods of employees expected to receive benefits under the plan.

         The Company recognized pension income of approximately $5.9 million, $6 million and $3.1 million in 1999, 1998 and 1997, respectively, under such Company-sponsored plans. The 1998 amount excludes the $3.7 million curtailment gain on the Medusa pension and postretirement benefits. In addition to the Company-sponsored plan, certain union employees of the Company's Colorado cement operations, the Great Lakes shipping company, the Butler, Kentucky aggregates operation and the highway safety systems company are covered under a multi-employer defined benefit plan administered by its union. Amounts contributed to the multi-employer plans and included in pension expense were $1.6 million in 1999, $1.5 million in 1998 and $0.8 million in 1997.

         As a result of the closing of the Medusa corporate office, the expected years of future service under the Medusa pension and postretirement plans was reduced for a significant number of employees. As a result, the curtailment of the Medusa plans resulted in the recognition of $3.7 million in gains in 1998. Because the curtailment is directly related to the merger transaction, the Company recognized the gain as a reduction in estimated transaction costs.

         Directors Retirement Plan - The Company also has an unfunded defined benefit pension plan covering the members of its Board of Directors who have five years of service and are not participants in any of the Company's qualified pension plans. At the May 1999 Annual Meeting, all benefits under this plan were frozen. Directors who had retired prior to the May 1999 meeting are entitled to a monthly benefit equal to two-thirds of their average monthly fee. The benefit is payable over a number of months equal to such director's service on the Board. The current non-employee members of the Board of Directors accepted the alternative of foregoing their benefits under the Directors' Retirement Plan in exchange for phantom stock equivalent units. During 1999, 1998 and 1997, the Company included in expense $1 million, $535,000 and $151,000, respectively, to provide for benefits accrued under the plan.

         Retirement Savings Plan - The Company maintains a retirement savings plan in which substantially all employees are eligible to participate. The savings plan is designed to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the savings plan, a participating employee may elect to defer taxation on a portion of his or her eligible earnings up to a maximum amount defined by the Code, by directing the Company to contribute such earnings to the savings plan on the employee's behalf. A participating employee may also make after-tax contributions to the savings plan. The Company contributed an amount to the savings plan equal to 50% of an employee's contributions, subject to certain limitations. The Company's contribution was increased to 75% of an employee's contribution, effective January 1, 2000. The Company's matching contributions are invested solely in its common stock acquired in open market purchases. All employee contributions are fully vested when made. Through December 31, 1999, Company matching contributions were fully vested when made. Thereafter, Company's matching contributions will not vest until the employee's fifth anniversary with the Company. Amounts held by the savings plan for the account of a participating employee are distributable as a lump sum upon termination of employment for any reason. Subject to certain conditions and restrictions, a participating employee may receive a distribution or a loan of a portion of his account balance while employed by the Company. The Company contributed $3.4 million in 1999, $3 million in 1998 and $2.7 million in 1997, in matching contributions that were charged to compensation expense and invested in the Company's common stock.

         Supplemental Executive Retirement Plan - Effective October 1, 1997, the Company adopted a non-qualified supplemental retirement plan for a group of senior line and staff management personnel. Under this plan, participants will receive an additional monthly retirement benefit. The additional benefit is equal to the difference between the amount calculated under the Company's qualified defined pension benefit plan discussed above and the amount that would be calculated assuming there were no limitations imposed by the Internal Revenue Code on compensation, including incentive compensation.

         The plan is unfunded. The annual amount charged to pension expense and accrued as a pension liability under the plan for financial reporting purposes is the sum of (1) the present value of the actuarially determined projected benefit obligation, using an assumed weighted average discount rate of 7.25% at December 31, 1999 and 6.875% at December 31, 1998 and an assumed rate of increase in future compensation levels of 4.5%, and (2) the amortization of the unrecognized prior service cost over a period of 8 years, which approximates the estimated average remaining service period of those certain senior employees expected to receive benefits under the plan. The Company recognized pension expense under this plan of $675,000, $612,000 and $146,000 during 1999, 1998 and 1997. As of December 31, 1999, the unrecognized prior service cost and the projected benefit obligation for the plan were $1.6 million and $2.5 million, respectively. As of December 31, 1998, the unrecognized prior service cost and the projected benefit obligation for the plan were $1.8 million and $3 million, respectively.

         Supplemental Pension Liabilities - A small number of former employees and retirees of the Company are eligible for payments under non-qualified supplemental pension agreements. Under such arrangements, the Company accrued the present value of probable future cash outlays during the expected service life of the employee and charged that amount against earnings for financial reporting purposes.

         Health Care and Life Insurance Benefits - The Company offers health care benefits to active employees and their dependents. Certain retirees under the age of sixty-five and their dependents are also offered health care benefits, which consist primarily of medical and life insurance benefits. However, the Company reduces benefit payments for covered retirees sixty-five years of age or older by benefits paid by Medicare.

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for general health care and prescription drugs was approximately 7%, 8% and 8.5% as of December 31, 1999, 1998 and 1997, respectively. For all three years, the Company assumed rates would decrease each successive year until it reaches rates ranging from 5% to 6% in 2002 and thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. For example, a one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                1-Percentage-             1-Percentage-
                                                               Point Increase            Point Decrease
                                                               --------------            --------------
Effect on total of service and interest cost components            8.1%                      7.2%
Effect on postretirement benefit obligation                        7.9%                      6.4%

         Most of the Company's health care benefits are self-insured and administered on cost plus fee arrangements with a major insurance company or provided through health maintenance organizations. The Company also provides life insurance benefits to its active and retired employees. Generally, life insurance benefits for retired employees are reduced over a number of years from the date of retirement to a minimum level.

         The pension plan's assets exceeded the accumulated benefit obligation as of both December 31, 1999 and 1998. None of the Company's accumulated postretirement benefit obligation has been funded. The following table provides a reconciliation of benefit obligations, plan assets, funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1999 and 1998:


                                                                               (IN MILLIONS)
                                                       -------------------------------------------------------------
                                                             PENSION BENEFITS                   OTHER BENEFITS
                                                       ---------------------------       ---------------------------
                                                          1999             1998             1999             1998
                                                       ----------       ----------       ----------       ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                $   (185.4)      $   (181.8)      $    (50.8)      $    (52.9)
Service cost                                                 (4.6)            (4.7)            (0.9)            (0.9)
Interest cost                                               (12.6)           (12.2)            (3.1)            (3.5)
Curtailment gain                                               --              2.6               --              1.3
Actuarial gain (loss)                                         4.1             (0.4)             4.1              1.5
Benefits paid                                                11.2             11.1              3.5              3.7
                                                       ----------       ----------       ----------       ----------
Benefit obligation at end of year                          (187.3)          (185.4)           (47.2)           (50.8)
                                                       ----------       ----------       ----------       ----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year              267.7            254.4               --               --
Actual return on plan assets                                 37.4             23.7               --               --
Employer contribution                                          --              0.7               --               --
Benefits paid                                               (11.2)           (11.1)              --               --
                                                       ----------       ----------       ----------       ----------
Fair value of plan assets at end of year                    293.9            267.7               --               --
                                                       ----------       ----------       ----------       ----------
Funded status                                               106.6             82.3            (47.2)           (50.8)
Unrecognized net actuarial gain                             (61.0)           (43.0)           (22.8)           (20.5)
Unrecognized prior service cost                               2.8              3.2            (21.7)           (24.2)
                                                       ----------       ----------       ----------       ----------
Prepaid (accrued) benefit cost                         $     48.4       $     42.5       $    (91.7)      $    (95.5)
                                                       ==========       ==========       ==========       ==========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31
Discount rate                                                7.25%           6.875%            7.25%           6.875%
Expected return on plan assets                                8.5%             8.5%             N/A              N/A
Rate of compensation increase                                 4.5%        4.5 to 5%             N/A              N/A


                                                                              (IN MILLIONS)
                                            --------------------------------------------------------------------------------
                                                         PENSION BENEFITS                         OTHER BENEFITS
                                            --------------------------------------    --------------------------------------
                                               1999          1998          1997          1999          1998          1997
                                            ----------    ----------    ----------    ----------    ----------    ----------
COMPONENTS OF NET PERIODIC BENEFIT INCOME
Service cost                                $      4.6    $      4.7    $      3.9    $      0.8    $      0.9    $      0.8
Interest cost                                     12.6          12.2          11.8           3.3           3.5           3.7
Actual return on plan assets                     (37.4)        (23.7)        (41.6)           --            --            --
Asset gain deferred                               15.0           2.4          23.5            --            --            --
Amortization of prior service cost                 0.5           0.5           0.6          (2.4)         (2.4)         (2.4)
Recognized net actuarial gain                     (1.2)         (2.1)         (1.3)         (2.1)         (2.0)         (2.3)
                                            ----------    ----------    ----------    ----------    ----------    ----------
Net periodic benefit income                 $     (5.9)   $     (6.0)   $     (3.1)   $     (0.4)   $       --    $     (0.2)
                                            ==========    ==========    ==========    ==========    ==========    ==========

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES:

        Operating Leases - Rental expense covering manufacturing, transportation and certain other facilities and equipment for the years 1999, 1998 and 1997 totaled $26.9 million, $23.7 million and $21.9 million, respectively. Minimum annual rental commitments as of December 31, 1999 under noncancellable leases are set forth as follows:

                                    (IN MILLIONS)
                                       AMOUNT
                                   ------------
2000                               $       21.1
2001                                       17.1
2002                                       14.2
2003                                       10.7
2004                                        9.4
Thereafter                                 21.9
                                   ------------
                                   $       94.4
                                   ============


         Environmental Matters - The Company or its predecessors have conducted industrial operations at some of the Company's facilities for almost 100 years. Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of cement, concrete products, or aggregates, contain chemical elements or compounds that are designated as hazardous substances. The Company's operations involving such materials are regulated by federal, state and local laws and regulations pertaining to the protection of human health and the environment. In the past, in accordance with industry practice, the Company disposed of various materials, both onsite and offsite, in a manner, which in some cases would not be permitted under current environmental regulations. Certain of these materials, if discarded today, might be categorized as hazardous substances or wastes.

         Remediation under environmental cleanup rules can be costly. Federal environmental laws, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases into the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the hazardous substances, those who arranged for disposal of the hazardous substances, those who owned or operated the disposal site or facility at the time of disposal, and subsequent owners and operators. With regard to the discontinued environmental services business, the Company has both given indemnification to and received indemnification from others for properties previously owned, although a few courts have held that indemnification for such environmental liabilities is unenforceable. No estimate of the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, is presently available regarding these discontinued operations except as noted below.

         While several of the Company's facilities are the subject of various local, state or federal environmental proceedings and inquiries, most of these investigations are in their preliminary stages and final results may not be determined for years. In certain instances, the Company has been named as one of several potentially responsible parties charged with cleanup liability pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The mere designation of an entity as a potentially responsible party does not necessarily imply that it is probable that an asset has been impaired or a liability has been incurred. In fact, management considers all of the current Superfund sites in which the Company has been identified as a potentially responsible party to be of de minimis consequence to the Company.

         Despite the fact that current law imposes joint and several liability on all parties at any Superfund site, the Company's accrual for estimated liability in these instances reflects only the Company's expected share based on the Company's assessment of (1) its proportionate volumetric contribution to the waste material, (2) whether responsibility is being disputed, (3) the terms of any existing agreements, (4) the solvency of other parties and (5) experience regarding similar matters. While some of these matters have been, or are expected to be, settled for de minimis amounts, others are in their preliminary stages and final results may not be determined for years. The Company accrues a charge for an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable, whether or not claims have been asserted. All environmental accruals have been recorded without giving effect to any possible future recoveries from insurance or other third parties. It is often difficult to estimate the future impact of environmental matters and accruals are adjusted as further information develops or circumstances change.

         Accrued liabilities specifically related to environmental matters from continuing operations were, in total, $11.2 million, $13.7 million and $13.6 million at December 31, 1999, 1998 and 1997. Additional amounts related to closure, remediation and other environmental related liabilities were included in the charge accrued in conjunction with the 1994 loss on disposal of the discontinued environmental services operations. Cash expenditures often lag by a number of years the period in which an accrual is recorded. Based on the information developed to date, the Company does not believe it will be required to spend significant sums on these matters in excess of the amounts already provided for in the Company's financial statements. Until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed, however, the ultimate cost that might be incurred by the Company to resolve these environmental issues cannot be assured.

         Additions to and expenditures charged against the Company's environmental accruals related to continuing operations during the past three years were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                            (IN MILLIONS)
                                             ------------------------------------------
                                                 1999            1998            1997
                                             ----------      ----------      ----------
Beginning balance                            $     13.7      $     13.6      $      3.4
Expense provisions                                  0.8             2.2             5.1
Assumed in Aggregates acquisitions                   --              --             8.1
Expenditures                                       (3.3)           (2.1)           (3.0)
                                             ----------      ----------      ----------
Ending balance                               $     11.2      $     13.7      $     13.6
                                             ==========      ==========      ==========


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

         Air Quality Issues - Regulations issued under the Clean Air Act Amendments of 1990 may result in increased capital and operational expenses in the future for a broad range of industrial sectors, including portland cement manufacturing. Southdown does not know the precise amount of these costs but, because of the age, condition and design of its plants, management does not believe Southdown would be at a disadvantage with respect to its competitors as a result of these regulations. These developments are significant, however, and the air quality issues are still evolving. Some of the more significant regulatory developments pertaining to air quality issues are as follows: (i) promulgated regulations to more stringently regulate particulate matter and photochemical oxidants, (ii) regulations to reduce emissions of various nitrogen oxides, (iii) issuance of air toxics standards by the U.S. EPA and (iv) global warming and the international accord to move toward greenhouse gas stabilization or reduction after the turn of the century.

         During 1997 and 1998, Southdown's Wampum, Pennsylvania cement plant received five Notices of Violation from the U.S. EPA alleging certain air emission violations. The Commonwealth of Pennsylvania, the U.S. Department of Justice and Southdown finalized a consent decree, which resolves the violations alleged in the Notices of Violation. The consent decree contains certain penalty payments, which have been paid, as well as future compliance obligations.

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

         The Company also disagrees with MMS' claim that an unspecified amount of royalties are owed on the second gas contract settlement payment of $5.9 million. If one or both of MMS claims against Pelto are ultimately successful, the Company could have liability for royalties, plus late payment charges, in amounts, which are not currently determinable. Such expenditures would result in a charge to discontinued operations.

         Kosmos Cement Joint Venture Severance Tax Audit - In late 1997, the State of Kentucky proposed a deficiency assessment against Kosmos Cement Company for severance tax payments related to limestone mined at its Battletown, Kentucky quarry. The total assessment is approximately $4.2 million, including penalty and interest for the period under audit, 1991 through 1996. A major portion of the Kentucky severance tax assessment relates to limestone mined by Kosmos specifically for use by a local electric utility company. Southdown believes that, under the terms of a supply agreement, the utility company is responsible for severance taxes on limestone provided to it, but the utility company has denied any liability related to the deficiency.

         Kosmos is contesting the assessment and entered into discussions with the Kentucky Revenue Cabinet over a year ago. Discussions are ongoing and the Company is, at present, unable to evaluate whether an unfavorable outcome is either probable or remote. A hearing before the Kentucky Board of Tax Appeals is scheduled for April 2000. For amounts agreed to in any settlement and amounts not paid by the local electric utility, the Company would indirectly bear 75% of any settlement and legal costs through its ownership interest in Kosmos. Kosmos could then pursue legal recourse against the utility company.

         Discontinued Environmental Services Segment - The Company has both given and received environmental and other indemnifications related to properties the Company previously owned. At present, the Company is not able to estimate the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, regarding these discontinued operations.

         In late 1994 and the first quarter of 1995, the Company learned of some soil and groundwater contamination at or near a subsidiary's former Alabama hazardous waste processing facility. Although the Company sold the facility in April 1995, the Company agreed to keep some liability for soil and groundwater contamination at the facility prior to that time. Southdown hired a qualified consultant to conduct the investigation of the contamination at the facility and as a result of the consultant's preliminary report, Southdown increased the amount reserved to resolve this matter by recording an additional $2.4 million expense ($1.6 million, after-tax) in 1998.

         Additional information gathered during preliminary work at the site caused Southdown to increase the estimate of the total cost to resolve this matter. Accordingly, Southdown recorded a $1.5 million charge ($1 million, after-tax) in 1999. Because Southdown discontinued its hazardous waste disposal business in 1994, the charge is reflected as a "loss from discontinued operations, net of income taxes." Southdown's investigation has not definitively determined the scope of the contamination or the extent of any cleanup that may be required. It is too early to determine the amount of Southdown's exposure to loss with any degree of certainty. Southdown has agreed to remediate the soil and groundwater contamination at the Alabama facility to the extent required by law, and it has filed lawsuits against the former owner and former customers of the facility. The claims against that former owner and other potentially responsible parties could significantly reduce or eliminate Southdown's loss exposure.

         Other - In addition to those matters separately disclosed above, the Company has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, (5) commercial disputes and litigation, and (6) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management, will not result in losses that would materially affect the Company's consolidated balance sheet. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

NOTE 18 - CAPITAL STOCK:

         The authorized capital stock of the Company comprises 200,000,000 shares of common stock, $1.25 par value and 10,000,000 shares of preferred stock, $.05 par value. American Stock Transfer & Trust Company, serves as the registrar and transfer agent for the common stock.

     COMMON STOCK

         At December 31, 1999, there were approximately 39,987,000 shares of common stock issued and approximately 35,904,000 shares of common stock outstanding and approximately 4.9 million shares were reserved for future issuance upon exercise of options granted under employee benefit plans and stock issued under phantom stock plans. The Company paid a quarterly dividend of $.10 per share of common stock from March 1997 to September 1998. In December 1998, the quarterly dividend was increased to $.15 per share of common stock.

         A reconciliation of the income available to common shareholders and share amounts used in the computation of basic and diluted earnings per share follows:


                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                       ----------------------------------------
                                                          1999           1998           1997
                                                       ----------     ----------     ----------
Earnings from continuing operations
   before preferred stock dividends                    $    213.4     $    125.0     $    153.7
Less: preferred stock dividends                                --             --           (2.5)
                                                       ----------     ----------     ----------

Earnings available to common shareholders
   for basic earnings per share                             213.4          125.0          151.2
Effect of dilutive securities:
     Convertible preferred stock                               --             --            2.5
                                                       ----------     ----------     ----------
Earnings available to common shareholders
   for diluted earnings per share                      $    213.4     $    125.0     $    153.7
                                                       ==========     ==========     ==========
Average outstanding common shares for basic
   earnings per share                                        37.6           38.2           36.9
Effect of dilutive securities:
     Stock options                                            0.3            0.7            0.5
     Convertible preferred stock                               --             --            1.6
                                                       ----------     ----------     ----------

Total outstanding shares for diluted earnings
   per share                                                 37.9           38.9           39.0
                                                       ==========     ==========     ==========

Earnings per share from continuing operations
     Basic                                             $     5.68     $     3.27     $     4.10
                                                       ==========     ==========     ==========
     Diluted                                           $     5.63     $     3.22     $     3.94
                                                       ==========     ==========     ==========


     COMMON STOCK REPURCHASE PROGRAM

         In 1997, 1,166,000 shares of common stock were purchased in open market transactions at a cost of $46.3 million, pursuant to a common stock repurchase program approved by the Company's Board of Directors. Medusa's Board of Directors also previously authorized the purchase of outstanding common shares under which Medusa, in its discretion, made open market purchases from time to time. Medusa purchased approximately 500,000 shares of its then outstanding common stock for $19.2 million in 1997. In 1998, both companies' Board of Directors cancelled their respective common stock repurchase program and neither company repurchased shares of common stock in 1998.

         On March 25, 1999, the Board of Directors approved a common stock repurchase program under which Southdown was authorized to repurchase up to 2 million shares of its common stock. On September 16, 1999, the Board of Directors expanded the repurchase program to include an additional 2 million shares of common stock. During 1999, Southdown has made open market purchases of
2.9 million shares of common stock at a cost of $159 million.

     SHAREHOLDER RIGHTS PLAN

         The Company has a shareholder rights plan pursuant to which each holder of common stock has one Right per share to purchase initially a Unit consisting of one one-hundredth of a share of Preferred Stock, Junior Participating Series C, at a purchase price of $60 per Unit, subject to adjustment. The Rights are not exercisable generally until the earlier of (1) ten days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock or (2) ten business days following the commencement of a tender offer or exchange offer that would result in a person's becoming an acquiring person.

         With certain exceptions, in the event a person becomes an acquiring person, each Right (except those held by the acquiring person or certain related persons, which become void) will then entitle the holder to purchase a number of shares of common stock of the Company having a current market price of twice the purchase price. In the event that any time on or after the stock acquisition date, (1) the Company is acquired in a merger or other business combination, with certain exceptions, or (2) 50% or more of the Company's assets or earning power is sold or transferred, each Right (except those held by the acquiring person or certain related persons, which become void) will then entitle the holder to purchase a number of shares of common stock of the acquiring company (or in certain cases its controlling person) having a current market price of twice the purchase price.

         The Rights expire at the close of business on March 14, 2001. At any time until ten days following a stock acquisition date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable, at the option of the Company, in cash, shares of common stock, or other consideration. The provisions of the shareholder rights plan are intended to discourage, or may have the effect of discouraging, partial tender offers, front-end loaded two-tier tender offers and certain other types of coercive takeover tactics and inadequate takeover bids and to encourage persons seeking to acquire control of the Company first to negotiate with the Company. The Company believes that these provisions on balance provide benefits to the Company's shareholders by enhancing the Company's potential ability to negotiate an improvement in terms with the proponent of an unfriendly or unsolicited proposal to take over or restructure the Company.

     PREFERRED STOCK

         The Board of Directors is authorized to designate series of preferred stock and fix the powers, preferences and rights of the shares of such series and the qualifications, limitations or restrictions on these powers, preferences and rights.

         Series C Preferred Stock - In connection with the distribution of the Rights on March 14, 1991, the Board of Directors of the Company authorized 400,000 shares of Series C Preferred Stock, none of which are outstanding. The Series C Preferred Stock would be issued only upon the exercise of Rights and only if the Rights were exercised. The Rights are not exercisable as of the date of this annual report. See "Shareholder Rights Plan."

         Series D Preferred Stock - In 1994, the Company issued 1,725,000 shares of Preferred Stock, $2.875 Cumulative Convertible Series D. Dividends paid on the Series D Preferred Stock were approximately $2.5 million during 1997. In the third quarter of 1997, all of the outstanding shares of the Series D Preferred Stock were converted into approximately 2.6 million shares of common stock.

NOTE 19 - STOCK OPTION PLANS:

         Employee Stock Option Plans - As of December 31, 1999, approximately
4.2 million options had been awarded under the stock option plans for officers and certain key employees of the Company. The Employee Compensation and Benefits Committee of the Board of Directors may determine to permit any option granted under the plans to be exercisable immediately upon the date of grant or at any time thereafter. However, no option granted under the plans may be exercised within the first six months after the date of grant except in the event of the death or disability of the optionee. Generally, options granted have typically become exercisable over four equal annual installments at the end of each year after the date of grant of continued employment with the Company. Options granted are exercisable at the fair market value of the stock at the date of grant and typically expire ten years from the date of grant. Unoptioned shares available for grant as of December 31, 1999 were approximately 2.8 million.

         Medusa Long-term Incentive Plan - In conjunction with the Medusa merger, options granted under the Medusa long-term incentive plan were converted into options to purchase approximately 522,000 shares of Company common stock. The options are exercisable at the fair market value of the stock at the date of grant, adjusted for the merger conversion ratio, and expire ten years from the date of grant. Approximately 142,000, all of which are exercisable, remain outstanding as of December 31, 1999.

         Non-Employee Directors' Plan - Under the Nonqualified Stock Option Plan for Non-Employee Directors, options for shares of the Company's common stock are available for grant to directors of the Company who are not employed by the Company or any of the Company's subsidiaries. At the May 1999 Annual Meeting, the shareholders approved certain amendments to non-employee directors' compensation arrangements. In place of previously existing compensation arrangements, the amended Non-Employee Directors' Plan provides each director, who is not an employee, a 10,000 option grant when first elected to the Board and 7,500 options at each annual meeting after his first election. Chairmen of each of the Board committees annually receive an additional 500 options. The Chairman of the Board of Directors annually receives an additional 18,500 options. The Director's Plan also provides that: (1) options granted are exercisable at the fair market value of the common stock at the date of grant and expire ten years from the date of grant and (2) all options granted are exercisable six months after the date of the grant. As of December 31, 1999, a total of 311,500 options had been awarded under the Director's Plan. Unoptioned shares available for grant as of December 31, 1999 under the Director's Plan were 413,500.

         Summary information with respect to all of the Company's stock option plans is as follows:


                                             1999                           1998                          1997
                                 ----------------------------   ----------------------------   ----------------------------
                                    NUMBER         WEIGHTED        NUMBER         WEIGHTED        NUMBER         WEIGHTED
                                      OF           AVERAGE           OF           AVERAGE           OF           AVERAGE
                                    SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                                 ------------    ------------   ------------    ------------   ------------    ------------
Outstanding at January 1:           1,003,743    $      36.02      1,338,892    $      29.28      1,682,288    $      23.95
Granted                               671,020           57.40        275,280           62.06        508,440           37.46
Exercised                            (138,212)          28.74       (514,174)          32.46       (805,776)          22.84
Canceled                              (52,443)          49.78        (96,255)          35.74        (46,060)          35.70
                                 ------------    ------------   ------------    ------------   ------------    ------------

Outstanding at December 31:         1,484,108    $      45.93      1,003,743    $      36.02      1,338,892    $      29.28
                                 ============    ============   ============    ============   ============    ============
Options Exercisable at
   December 31:                       648,855                        479,913                        388,547
                                 ============                   ============                   ============


         The following table summarizes information about stock options outstanding as of December 31, 1999:

  -----------------------------------------------------------------------------      -------------------------------
                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
  -----------------------------------------------------------------------------      -------------------------------
                                                  WEIGHTED-
                                                   AVERAGE
                                 NUMBER           REMAINING                             NUMBER          WEIGHTED-
                             OUTSTANDING AT      CONTRACTUAL    WEIGHTED-AVERAGE      EXERCISABLE       AVERAGE
  RANGE OF EXERCISE PRICES      12/31/99            LIFE        EXERCISE PRICE        AT 12/31/99    EXERCISE PRICE
  -----------------------------------------------------------------------------      -------------------------------
  $11.00 to 24.00                 286,026            5.1           $ 20.17              234,176        $ 19.50
   26.00 to 45.00                 324,125            6.7             33.90              237,675          34.23
   47.00 to 72.00                 873,957            8.9             58.82              177,004          64.52
  -----------------------------------------------------------------------------      -------------------------------
  $11.00 to 72.00               1,484,108                          $ 45.93              648,855        $ 37.18
  =============================================================================      ===============================


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because the exercise price of stock-based compensation equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized for the Company's stock plans.

         The Company has estimated the pro forma fair value of its stock-based compensation for disclosure purposes by using the Black-Scholes model, a generally recognized option pricing model. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced by $5.3 million or $0.14 per share, $3 million or $.08 per share and $3 million or $.08 per share in 1999, 1998 and 1997, respectively. The pro forma fair value of options at date of grant was estimated using the following assumptions:

                                                             1999              1998             1997
----------------------------------------------------------------------------------------------------------
  Expected life (years)                                         7                 5                 5

  Interest rate (U.S. Treasury 5 year notes)                 6.63%             5.70%             6.20%

  Volatility                                                30.72%           30.901%           30.341%

  Dividend yield                                             1.04%              .99%             1.27%
----------------------------------------------------------------------------------------------------------
  Weighted average fair value at grant date               $ 19.06          $  17.09          $   8.88
==========================================================================================================


         The computed pro forma impact only includes the effects of grants since January 1, 1994 and may not be representative of cost to be expected in future years.

         Phantom Stock Plan - Effective January 1, 1997, the Board of Directors adopted the Phantom Stock and Deferred Compensation Plan for Non-Employee Directors. This plan called for the non-employee directors to receive on a deferred basis, in lieu of cash, at least 50% of their monthly directors' fees in fair market value of Common Stock. At the May 1999 Annual Meeting, all benefits were frozen under the Phantom Stock Plan; and the amended stock option plan for non-employee directors became the source of all compensation for future service as directors. As of December 31, 1999, approximately 40,000 stock equivalent units have been issued.

         Medusa Restricted Stock Award Plans - Prior to the merger, Medusa had restricted stock award plans, which provided for awards of common stock to officers and non-employee directors of Medusa. These awards were subject to resale restrictions. The terms of the plans provided the resale restrictions would lapse in the event of a change in control of Medusa and, accordingly, the recipients of these restricted stock awards were allowed to sell their shares in conjunction with the merger transaction. Compensation expense of $8.5 million related to these plans has been included in estimated merger related transaction costs.

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Company's businesses are seasonal to the extent that construction activity and hence, the demand for cement, concrete products, and construction aggregates, tends to diminish during the winter months and other periods of inclement weather. Specialty aggregates such as lawn and garden products have a peak selling season in the Spring of the year. The following tables show certain unaudited selected quarterly financial data for each of the last two years. Gross profit shown is revenues less operating expense and depreciation expense relating to cost of sales. Depreciation expense relating to cost of sales was $16.4 million, $16.8 million, $18.1 million and $19.1 million in each of the quarterly periods of 1999. Depreciation expense relating to 1998 cost of sales was $15.9 million, $18 million, $15.2 million and $16.9 million in each of the quarterly periods. Because of the dilutive effect of the extraordinary charge in 1999 and the acquisition charge in 1998, the sum of the earnings per share for the four quarters of 1999 and 1998 does not equal the earnings per share for the years ended December 31, 1999 and 1998.

                                                             YEAR ENDED DECEMBER 31, 1999
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                 --------------------------------------------------
                                                   FIRST       SECOND         THIRD        FOURTH
                                                  QUARTER      QUARTER       QUARTER      QUARTER
                                                 ----------   ----------    ----------   ----------
Revenues                                         $    244.9   $    333.4    $    362.5   $    331.0
                                                 ==========   ==========    ==========   ==========
Gross profit                                     $     65.0   $    116.9    $    129.8   $    115.0
                                                 ==========   ==========    ==========   ==========
Earnings before interest and income taxes        $     45.9   $     97.3    $    108.9   $     87.7
                                                 ==========   ==========    ==========   ==========
Earnings from continuing operations              $     29.5   $     61.5    $     67.4   $     55.0
Loss from discontinued operations,
   net of income taxes                                   --         (1.0)           --           --
Extraordinary charge, net of income taxes                --           --            --         (9.2)
                                                 ----------   ----------    ----------   ----------
Net earnings                                     $     29.5   $     60.5    $     67.4   $     45.8
                                                 ==========   ==========    ==========   ==========
Earnings (loss) per share:
   Basic
     Earnings from continuing operations         $     0.76   $     1.62    $     1.80   $     1.53
     Loss from discontinued operations,
        net of income taxes                              --        (0.03)           --           --
     Extraordinary charge, net of income taxes           --           --            --        (0.26)
                                                 ----------   ----------    ----------   ----------
                                                 $     0.76   $     1.59    $     1.80   $     1.27
                                                 ==========   ==========    ==========   ==========
   Diluted
     Earnings from continuing operations         $     0.75   $     1.60    $     1.78   $     1.51
     Loss from discontinued operations,
        net of income taxes                              --        (0.03)           --           --
     Extraordinary charge, net of income taxes           --           --            --        (0.25)
                                                 ----------   ----------    ----------   ----------
                                                 $     0.75   $     1.57    $     1.78   $     1.26
                                                 ==========   ==========    ==========   ==========

                                                              YEAR ENDED DECEMBER 31, 1998
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                   --------------------------------------------------
                                                     FIRST       SECOND         THIRD        FOURTH
                                                    QUARTER      QUARTER       QUARTER      QUARTER
                                                   ----------   ----------    ----------   ----------
Revenues                                           $    224.9    $    317.7    $    341.4    $    300.7
                                                   ==========    ==========    ==========    ==========
Gross profit                                       $     52.8    $    107.4    $    128.0    $    111.3
                                                   ==========    ==========    ==========    ==========
Acquisition charge (credit)                        $       --    $     82.9    $     (4.0)   $     (3.7)
                                                   ==========    ==========    ==========    ==========
Earnings (loss) before interest and income taxes   $     28.1    $     (0.5)   $    110.0    $     88.8
                                                   ==========    ==========    ==========    ==========
Earnings (loss) from continuing operations         $     15.7    $    (23.1)   $     73.1    $     59.3
Loss from discontinued operations,
   net of income taxes                                     --            --          (1.6)           --
                                                   ----------    ----------    ----------    ----------
Net earnings (loss)                                $     15.7    $    (23.1)   $     71.5    $     59.3
                                                   ==========    ==========    ==========    ==========
Earnings (loss) per share:
   Basic
     Earnings (loss) from continuing operations    $     0.41    $    (0.60)   $     1.90    $     1.54
     Loss from discontinued operations,
        net of income taxes                                --            --         (0.04)           --
                                                   ----------    ----------    ----------    ----------
                                                   $     0.41    $    (0.60)   $     1.86    $     1.54
                                                   ==========    ==========    ==========    ==========
   Diluted
     Earnings (loss) from continuing operations    $     0.41    $    (0.60)   $     1.88    $     1.52
     Loss from discontinued operations,
        net of income taxes                                --            --         (0.04)           --
                                                   ----------    ----------    ----------    ----------
                                                   $     0.41    $    (0.60)   $     1.84    $     1.52
                                                   ==========    ==========    ==========    ==========

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF SOUTHDOWN, INC.






We have audited the accompanying consolidated balance sheets of Southdown, Inc. and subsidiary companies as of December 31, 1999 and 1998, and the related statements of consolidated earnings, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southdown, Inc. and subsidiary companies as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
January 26, 2000

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)    1.       FINANCIAL STATEMENTS

                  Item 8 of this report lists certain consolidated financial statements and supplementary data of the Company and its subsidiaries.

         2.       FINANCIAL STATEMENT SCHEDULES

                  No schedules are included because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       EXHIBITS

                                                                                           SEQUENTIALLY
            EXHIBIT                                                                          NUMBERED
            NUMBER                              DESCRIPTION OF EXHIBIT                        PAGE
            ------                              ----------------------                        ----
             2.1      Agreement and Plan of Merger dated as of March 17, 1998,
                      as amended, among Medusa Corporation, the Company and
                      Bedrock Merger Corp. - incorporated by reference from
                      Exhibit 2.1 to the Company's Registration Statement on
                      Form S-4 (Registration Statement No. 333-49161) filed
                      April 2, 1998 ............................................

            *3.1      Restated Articles of Incorporation of the Company, as
                      amended through July 16, 1998 ............................

            *3.2      Bylaws of the Company amended as of January 27, 2000 .....

             4.1      Certain instruments defining the rights of holders of
                      long-term debt instruments representing less than 10% of
                      the consolidated assets of the Company have not been filed as exhibits to this report. The Company agrees to furnish
                      a copy of any such instrument to the Commission upon
                      request ..................................................

             4.2      Rights Agreement dated as of March 4, 1991 between the
                      Company and American Stock Transfer and Trust Company, as
                      successor Rights Agent - incorporated by reference from
                      Exhibit 4.3 to the Company's Annual Report on Form 10-K
                      for the fiscal year ended 1996 ...........................

           +10.1      1987 Stock Option Plan of Southdown, Inc. - incorporated
                      by reference from Exhibit 10.3 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended 1992
                      (Commission File No. 001-6117) ...........................

           +10.2      Form of Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.1 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended 1997 .......

           +10.3      1989 Stock Option Plan of Southdown, Inc. - incorporated
                      by reference from Exhibit 10.2 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended 1998 .......

           +10.4      Forms of Nonqualified Stock Option Agreement -
                      incorporated by reference from Exhibit 10.3 to the
                      Company's Annual Report on Form 10-K for the fiscal year
                      ended 1997 ...............................................

                                                                                         SEQUENTIALLY
          EXHIBIT                                                                          NUMBERED
          NUMBER                              DESCRIPTION OF EXHIBIT                        PAGE
          ------                              ----------------------                        ----

          *+10.5      Special Severance Plan for Salaried Employees, as amended
                      and restated effective January 31, 2000 ..................

          *+10.6 Form of Employment Agreements between the Company and certain executive officers, as more specifically described below:

                                                          Date of
                         Name of Officer                  Employment Agreement
                         ---------------                  --------------------
                         (a)  Clarence C. Comer           January 31, 2000
                         (b)  J. Bruce Tompkins           January 31, 2000
                         (c)  Dennis M. Thies             January 31, 2000

          *+10.7 Form of Employment Agreements between the Company and certain executive officers, as more specifically described below:

                                                          Date of
                         Name of Officer                  Employment Agreement
                         ---------------                  --------------------
                         (a)  Patrick S. Bullard          January 31, 2000
                         (b)  R. Frank Craddock, Jr.      January 31, 2000
                         (c)  Stephen R. Miley            January 31, 2000
                         (d)  David J. Repasz             January 31, 2000

          *+10.8      Form of Indemnification Agreement between the Company and
                      certain executive officers dated January 31, 2000 ........

          *+10.9      Form of Tax Protection Agreement between the Company and
                      certain executive officers dated January 31, 2000 ........

         *+10.10      Southdown, Inc. Executive Severance Plan, as amended and
                      restated effective January 31, 2000, by and among the
                      Company and the persons named therein ....................

          +10.11      Southdown, Inc. 1991 Nonqualified Stock Option Plan for
                      Non-employee Directors - as amended November 21, 1996 -
                      incorporated by reference from Exhibit 10.11 to the
                      Company's Annual Report on Form 10-K for the fiscal year
                      ended 1996 ...............................................

        * +10.12      Amendment to the Southdown, Inc. 1991 Non-qualified Stock
                      Option Plan for Non-employee Directors

        * +10.13      Amendment to Directors' Stock Option Plan ................

          +10.14      Southdown, Inc. Annual Incentive Plan dated April 11, 1996
                      - incorporated by reference from Exhibit 10.13 to the
                      Company's Annual Report on Form 10-K for the fiscal year
                      ended 1996 ...............................................

                                                                                         SEQUENTIALLY
          EXHIBIT                                                                          NUMBERED
          NUMBER                              DESCRIPTION OF EXHIBIT                        PAGE
          ------                              ----------------------                        ----

          +10.15      Southdown, Inc. Key Employee Security Option Plan
                      effective December 30, 1997 - incorporated by reference
                      from Exhibit 10.15 to the Company's Annual Report on Form
                      10-K for the fiscal year ended 1997 ......................

         *+10.16      Supplemental Executive Retirement Plan, as amended
                      effective January 31, 2000 ...............................

         *+10.17      Form of Supplemental Executive Retirement Plan, Agreement
                      Outlining Supplemental Benefits Upon a Change in Control
                      between the Company and certain executive officers, dated
                      January 31, 2000 .........................................

          +10.18      Southdown, Inc. 1999 Phantom Stock Plan for Non-Employee
                      Directors - incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8
                      (Registration Statement No. 333-78887) filed
                      May 20, 1999 .............................................

          +10.19      Southdown, Inc. Phantom Stock and Deferred Compensation
                      Plan for Non-Employee Directors, dated November 30, 1996,
                      as amended on March 25, 1999 - incorporated by reference
                      from Exhibit 99.3 to the Company's Current Report on Form
                      8-K dated May 20, 1999 ...................................

          +10.20      Southdown, Inc. Directors' Retirement Plan effective
                      February 14, 1995, as amended through March 25, 1999 -
                      incorporated by reference from Exhibit 99.4 to the
                      Company's Current Report on Form 8-K dated
                      May 20, 1999 .............................................

          +10.21      Southdown, Inc. 1999 Restricted Stock Grants Plan dated
                      January 1999 and Form of Restricted Stock Agreement
                      effective as of January 21, 1999 - incorporated by
                      reference from Exhibit 99.5 to the Company's Current
                      Report on Form 8-K dated May 20, 1999 ....................

           10.22      Third Amended and Restated Credit Agreement as of November
                      3, 1995 among the Company; Wells Fargo Bank, N.A.; Societe
                      Generale, Southwest Agency; Credit Suisse; Caisse
                      Nationale De Credit Agricole; Banque Paribas; CIBC Inc.;
                      The Bank of Nova Scotia; and The First National Bank of
                      Boston - incorporated by reference to Exhibit 99.1 to the
                      Company's Quarterly Report on Form 10-Q for the quarter
                      ended September 30, 1995 .................................

                                                                                      SEQUENTIALLY
          EXHIBIT                                                                      NUMBERED
          NUMBER                            DESCRIPTION OF EXHIBIT                       PAGE
          ------                            ----------------------                       ----


          10.23       Letter Agreement dated February 29, 1996, amending the
                      Third Amended and Restated Credit Agreement as of November
                      3, 1995, among the Company and the banks party thereto -
                      incorporated by reference from Exhibit 99.2 to the
                      Company's Registration Statement on Form S-4 (Registration
                      No. 333-02585) filed April 17, 1996 ......................

          10.24       Amendment Number Two to Third Amended and Restated Credit
                      Agreement, dated as of September 30, 1996, among the
                      Company; Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; Credit Suisse; Caisse Nationale De
                      Credit Agricole; Banque Paribas; CIBC Inc.; The Bank of
                      Nova Scotia; and The First National Bank of Boston -
                      incorporated by reference from Exhibit 99.2 to the
                      Company's Quarterly Report on Form 10-Q for the quarter
                      ended June 30, 1997 ......................................

          10.25       Amendment Number Three to the Third Amended and Restated
                      Credit Agreement, dated as of August 6, 1997, among the
                      Company, Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; Credit Suisse First Boston; Caisse
                      Nationale De Credit Agricole; Banque Paribas; CIBC Inc.;
                      The Bank of Nova Scotia; and BankBoston, N.A. -
                      incorporated by reference from Exhibit 99.3 to the
                      Company's Quarterly Report on Form 10-Q for the quarter
                      ended June 30, 1997 ......................................

          10.26       Amendment Number Four to the Third Amended and Restated
                      Credit Agreement, dated as of May 14, 1998, among the
                      Company, Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; The Bank of Nova Scotia; Credit Suisse
                      First Boston; Credit Agricole Indosuez; CIBC Inc.; Banque
                      Paribas and BankBoston, N.A. - incorporated by reference
                      from Exhibit 99.1 to the Company's Quarterly Report on
                      Form 10-Q for the quarter ended June 30, 1998 ............

          10.27       Amendment Number Five to the Third Amended and Restated
                      Credit Agreement, dated as of December 18, 1998, among the
                      Company, Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; The Bank of Nova Scotia; Credit Suisse
                      First Boston; Credit Agricole Indosuez; PNC Bank, N.A.;
                      Paribas and BankBoston, N.A - incorporated by reference
                      from Exhibit 10.21 to the Company's Annual Report on Form
                      10-K for the fiscal year ended 1998 ......................

         *10.28       Amendment Number Six to Third Amended and Restated Credit
                      Agreement, dated as of December 17, 1999, among the
                      Company; Wells Fargo Bank, N.A.; Credit Suisse
                      FirstBoston; Credit Agricole Indosuez; Suntrust Bank,
                      Atlanta; Paribas and The Bank of Nova Scotia .............

                                                                                      SEQUENTIALLY
          EXHIBIT                                                                      NUMBERED
          NUMBER                            DESCRIPTION OF EXHIBIT                       PAGE
          ------                            ----------------------                       ----


         *10.29       Revolving Credit Agreement, dated as of December 17, 1999, among the Company; Wells Fargo Bank, N.A.; Suntrust Bank,
                      Atlanta; The Bank of Nova Scotia; Bank One, Texas, N.A.;
                      Credit Agricole Indosuez; and Paribas ....................

          10.30       Agreement dated May 1, 1998 by and between the Company and the Cement, Lime, Gypsum and Allied Workers Division,
                      International Brotherhood of Boilermakers, Iron Builders,
                      Blacksmiths, Forgers and Helpers, AFL-CIO, Local Union
                      D-23 - incorporated by reference from Exhibit 99.2 to the
                      Company's Quarterly Report on Form 10-Q for the Quarter
                      ended June 30, 1998 ......................................

          10.31       Agreement dated May 1, 1998 by and between the Company and the Cement, Lime, Gypsum and Allied Workers Division,
                      International Brotherhood of Boilermakers, Iron Builders,
                      Blacksmiths, Forgers and Helpers, AFL-CIO, Local Union
                      D-480 - incorporated by reference from Exhibit 99.3 to the
                      Company's Quarterly Report on Form 10-Q for the Quarter
                      ended June 30, 1998 ......................................

          10.32       Agreement dated March 1, 1998 by and between the Company
                      and the International Brotherhood of Boilermakers, Cement,
                      Lime, Gypsum and Allied Workers Division, Lodge D-357 -
                      incorporated by reference from Exhibit 99.4 to the
                      Company's Quarterly Report on Form 10-Q for the Quarter
                      ended June 30, 1998 ......................................

         *10.33       Agreement dated May 1, 1999 by and between Kosmos Cement
                      Company and the International Brotherhood of Boilermakers,
                      Cement, Lime, Gypsum and Allied Workers Division, Lodge
                      D-595 ....................................................

          10.34       Agreement dated August 16, 1993, as amended November 16,
                      1995, by and between the Company and the United
                      Paperworkers International Union, Local 30049 -
                      incorporated by reference from Exhibit 10.14 to the
                      Company's Annual Report on Form 10-K for the fiscal year
                      ended 1995 ...............................................

          10.35       Agreement dated as of December 15, 1997 between Kosmos
                      Cement Company and International Brotherhood of
                      Boilermakers, Cement, Lime, Gypsum and Allied Workers
                      Division, Lodge D-592 - incorporated by reference from
                      Exhibit 10.23 to the Company's Annual Report on Form 10-K
                      for the fiscal year ended 1997 ...........................

                                                                                      SEQUENTIALLY
          EXHIBIT                                                                      NUMBERED
          NUMBER                            DESCRIPTION OF EXHIBIT                       PAGE
          ------                            ----------------------                       ----

          10.36       Agreement dated May 1, 1996 by and between Medusa
                      Corporation and the International Brotherhood of
                      Boilermakers, Cement, Lime, Gypsum and Allied Workers
                      Division, Local Lodge D-79 - incorporated by reference
                      from Exhibit 10.28 to the Company's Annual Report on Form
                      10-K for the fiscal year ended 1998 ......................

          10.37       Agreement dated July 31, 1998 by and between the Company
                      and the United Cement, Lime, Gypsum and Allied Workers
                      Division, Boilermakers International Union, A.F.L.-C.I.O.,
                      Local D-476 - incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended 1998 ..........................................

          10.38       Agreement dated March 1, 1995 by and between the Company
                      and Cement, Lime and Gypsum Worker's Division
                      Boilermaker's Union, Lodge D-140 - incorporated by
                      reference from Exhibit 99.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended
                      June 30, 1995 ............................................

          10.39       Agreement dated June 21, 1995 by and between the Company
                      and the International Union of Operating Engineers, Local
                      Union No. 9 - incorporated by reference from Exhibit 99.2
                      to the Company's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1995 .........................

         *10.40       Agreement dated August 29, 1999 by and between the Company and the International Brotherhood of Boilermakers, the
                      United Cement, Lime, Gypsum and Allied Workers Division,
                      Local Union No. D-173 ....................................

         *11          Statement of computation of per share earnings ...........

         *21          Significant Subsidiaries of Southdown, Inc. as of
                      December 31, 1999 ........................................

         *23          Consent of independent auditors ..........................

         *27          Financial Data Schedule


  --------------------
  * Filed herewith

  + Compensatory plan or management agreement.

  (b)    REPORTS ON FORM 8-K.
         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      SOUTHDOWN, INC.
                                       (Registrant)

                                      By             CLARENCE C. COMER
                                         ---------------------------------------
                                                      Clarence C. Comer
                                           President and Chief Executive Officer


Date: February 25, 2000

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


                  SIGNATURES                     POSITIONS                                             DATE
                  ----------                     ---------                                             ----

               CLARENCE C. COMER                 President, Chief Executive Officer              February 25, 2000
--------------------------------------------     and Director (Principal Executive
               Clarence C. Comer                 Officer)


                DENNIS M. THIES                  Executive Vice President and Chief              February 25, 2000
--------------------------------------------     Financial Officer
                Dennis M. Thies                  (Principal Financial Officer)


               RICARDO ARREDONDO                 Vice President and Controller                   February 25, 2000
--------------------------------------------     (Principal Accounting Officer)
               Ricardo Arredondo

                ROBERT S. EVANS                  Director                                        February 25, 2000
--------------------------------------------
                Robert S. Evans

               ROBERT G. POTTER                  Director                                        February 25, 2000
--------------------------------------------
               Robert G. Potter

                 FRANK J. RYAN                   Director                                        February 25, 2000
--------------------------------------------
                 Frank J. Ryan

                WHITSON SADLER                   Director                                        February 25, 2000
--------------------------------------------
                Whitson Sadler

               ROBERT J. SLATER                  Director                                        February 25, 2000
--------------------------------------------
               Robert J. Slater

             DAVID J. TIPPECONNIC                Director                                        February 25, 2000
--------------------------------------------
             David J. Tippeconnic

               J. BRUCE TOMPKINS                 Director                                        February 25, 2000
--------------------------------------------
               J. Bruce Tompkins

             GEORGE E. UDING, JR.                Director                                        February 25, 2000
--------------------------------------------
             George E. Uding, Jr.

              V. H. VAN HORN, III                Director                                        February 25, 2000
--------------------------------------------
              V. H. Van Horn, III


              STEVEN B. WOLITZER                 Director                                        February 25, 2000
--------------------------------------------
              Steven B. Wolitzer

                                 EXHIBIT INDEX



            EXHIBIT
            NUMBER                              DESCRIPTION OF EXHIBIT
            ------                              ----------------------
             2.1      Agreement and Plan of Merger dated as of March 17, 1998,
                      as amended, among Medusa Corporation, the Company and
                      Bedrock Merger Corp. - incorporated by reference from
                      Exhibit 2.1 to the Company's Registration Statement on
                      Form S-4 (Registration Statement No. 333-49161) filed
                      April 2, 1998

            *3.1 Restated Articles of Incorporation of the Company, as amended through July 16, 1998

            *3.2      Bylaws of the Company amended as of January 27, 2000

             4.1 Certain instruments defining the rights of holders of long-term debt instruments representing less than 10% of the consolidated assets of the Company have not been filed as exhibits to this report. The Company agrees to furnish a copy of any such instrument to the Commission upon request

             4.2      Rights Agreement dated as of March 4, 1991 between the
                      Company and American Stock Transfer and Trust Company, as successor Rights Agent - incorporated by reference from
                      Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996

           +10.1 1987 Stock Option Plan of Southdown, Inc. - incorporated by reference from Exhibit 10.3 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended 1992
                      (Commission File No. 001-6117)

           +10.2 Form of Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.1 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended 1997

           +10.3 1989 Stock Option Plan of Southdown, Inc. - incorporated by reference from Exhibit 10.2 to the Company's Annual
                      Report on Form 10-K for the fiscal year ended 1998

           +10.4 Forms of Nonqualified Stock Option Agreement - incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended 1997


          EXHIBIT
          NUMBER                              DESCRIPTION OF EXHIBIT
          ------                              ----------------------

          *+10.5 Special Severance Plan for Salaried Employees, as amended and restated effective January 31, 2000

          *+10.6 Form of Employment Agreements between the Company and certain executive officers, as more specifically described below:

                                                          Date of
                         Name of Officer                  Employment Agreement
                         ---------------                  --------------------
                         (a)  Clarence C. Comer           January 31, 2000
                         (b)  J. Bruce Tompkins           January 31, 2000
                         (c)  Dennis M. Thies             January 31, 2000

          *+10.7 Form of Employment Agreements between the Company and certain executive officers, as more specifically described below:

                                                          Date of
                         Name of Officer                  Employment Agreement
                         ---------------                  --------------------
                         (a)  Patrick S. Bullard          January 31, 2000
                         (b)  R. Frank Craddock, Jr.      January 31, 2000
                         (c)  Stephen R. Miley            January 31, 2000
                         (d)  David J. Repasz             January 31, 2000

          *+10.8 Form of Indemnification Agreement between the Company and certain executive officers dated January 31, 2000

          *+10.9 Form of Tax Protection Agreement between the Company and certain executive officers dated January 31, 2000

         *+10.10 Southdown, Inc. Executive Severance Plan, as amended and restated effective January 31, 2000, by and among the Company and the persons named therein

          +10.11      Southdown, Inc. 1991 Nonqualified Stock Option Plan for
                      Non-employee Directors - as amended November 21, 1996 - incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996

        * +10.12      Amendment to the Southdown, Inc. 1991 Non-qualified Stock
                      Option Plan for Non-employee Directors

        * +10.13      Amendment to Directors' Stock Option Plan

          +10.14      Southdown, Inc. Annual Incentive Plan dated April 11, 1996
                      - incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended 1996


          EXHIBIT
          NUMBER                              DESCRIPTION OF EXHIBIT
          ------                              ----------------------

          +10.15 Southdown, Inc. Key Employee Security Option Plan effective December 30, 1997 - incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form
                      10-K for the fiscal year ended 1997

         *+10.16 Supplemental Executive Retirement Plan, as amended effective January 31, 2000

         *+10.17      Form of Supplemental Executive Retirement Plan, Agreement
                      Outlining Supplemental Benefits Upon a Change in Control between the Company and certain executive officers, dated
                      January 31, 2000

          +10.18      Southdown, Inc. 1999 Phantom Stock Plan for Non-Employee
                      Directors - incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8
                      (Registration Statement No. 333-78887) filed
                      May 20, 1999

          +10.19      Southdown, Inc. Phantom Stock and Deferred Compensation
                      Plan for Non-Employee Directors, dated November 30, 1996, as amended on March 25, 1999 - incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form
                      8-K dated May 20, 1999

          +10.20      Southdown, Inc. Directors' Retirement Plan effective
                      February 14, 1995, as amended through March 25, 1999 - incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K dated
                      May 20, 1999

          +10.21      Southdown, Inc. 1999 Restricted Stock Grants Plan dated
                      January 1999 and Form of Restricted Stock Agreement effective as of January 21, 1999 - incorporated by reference from Exhibit 99.5 to the Company's Current
                      Report on Form 8-K dated May 20, 1999

           10.22      Third Amended and Restated Credit Agreement as of November
                      3, 1995 among the Company; Wells Fargo Bank, N.A.; Societe
                      Generale, Southwest Agency; Credit Suisse; Caisse
                      Nationale De Credit Agricole; Banque Paribas; CIBC Inc.;
                      The Bank of Nova Scotia; and The First National Bank of
                      Boston - incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995


          EXHIBIT
          NUMBER                            DESCRIPTION OF EXHIBIT
          ------                            ----------------------


          10.23       Letter Agreement dated February 29, 1996, amending the
                      Third Amended and Restated Credit Agreement as of November
                      3, 1995, among the Company and the banks party thereto - incorporated by reference from Exhibit 99.2 to the Company's Registration Statement on Form S-4 (Registration
                      No. 333-02585) filed April 17, 1996

          10.24       Amendment Number Two to Third Amended and Restated Credit
                      Agreement, dated as of September 30, 1996, among the Company; Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; Credit Suisse; Caisse Nationale De
                      Credit Agricole; Banque Paribas; CIBC Inc.; The Bank of
                      Nova Scotia; and The First National Bank of Boston - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

          10.25       Amendment Number Three to the Third Amended and Restated
                      Credit Agreement, dated as of August 6, 1997, among the Company, Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; Credit Suisse First Boston; Caisse
                      Nationale De Credit Agricole; Banque Paribas; CIBC Inc.;
                      The Bank of Nova Scotia; and BankBoston, N.A. - incorporated by reference from Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

          10.26       Amendment Number Four to the Third Amended and Restated
                      Credit Agreement, dated as of May 14, 1998, among the Company, Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; The Bank of Nova Scotia; Credit Suisse
                      First Boston; Credit Agricole Indosuez; CIBC Inc.; Banque
                      Paribas and BankBoston, N.A. - incorporated by reference from Exhibit 99.1 to the Company's Quarterly Report on
                      Form 10-Q for the quarter ended June 30, 1998

          10.27       Amendment Number Five to the Third Amended and Restated
                      Credit Agreement, dated as of December 18, 1998, among the Company, Wells Fargo Bank, N.A.; Societe Generale,
                      Southwest Agency; The Bank of Nova Scotia; Credit Suisse
                      First Boston; Credit Agricole Indosuez; PNC Bank, N.A.;
                      Paribas and BankBoston, N.A - incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form
                      10-K for the fiscal year ended 1998

         *10.28       Amendment Number Six to Third Amended and Restated Credit
                      Agreement, dated as of December 17, 1999, among the Company; Wells Fargo Bank, N.A.; Credit Suisse
                      FirstBoston; Credit Agricole Indosuez; Suntrust Bank,
                      Atlanta; Paribas and The Bank of Nova Scotia


          EXHIBIT
          NUMBER                            DESCRIPTION OF EXHIBIT
          ------                            ----------------------


         *10.29 Revolving Credit Agreement, dated as of December 17, 1999, among the Company; Wells Fargo Bank, N.A.; Suntrust Bank,
                      Atlanta; The Bank of Nova Scotia; Bank One, Texas, N.A.;
                      Credit Agricole Indosuez; and Paribas

          10.30 Agreement dated May 1, 1998 by and between the Company and the Cement, Lime, Gypsum and Allied Workers Division,
                      International Brotherhood of Boilermakers, Iron Builders,
                      Blacksmiths, Forgers and Helpers, AFL-CIO, Local Union
                      D-23 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998

          10.31 Agreement dated May 1, 1998 by and between the Company and the Cement, Lime, Gypsum and Allied Workers Division,
                      International Brotherhood of Boilermakers, Iron Builders,
                      Blacksmiths, Forgers and Helpers, AFL-CIO, Local Union
                      D-480 - incorporated by reference from Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998

          10.32 Agreement dated March 1, 1998 by and between the Company and the International Brotherhood of Boilermakers, Cement,
                      Lime, Gypsum and Allied Workers Division, Lodge D-357 - incorporated by reference from Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998

         *10.33       Agreement dated May 1, 1999 by and between Kosmos Cement
                      Company and the International Brotherhood of Boilermakers,
                      Cement, Lime, Gypsum and Allied Workers Division, Lodge
                      D-595

          10.34       Agreement dated August 16, 1993, as amended November 16,
                      1995, by and between the Company and the United
                      Paperworkers International Union, Local 30049 - incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended 1995

          10.35       Agreement dated as of December 15, 1997 between Kosmos
                      Cement Company and International Brotherhood of
                      Boilermakers, Cement, Lime, Gypsum and Allied Workers
                      Division, Lodge D-592 - incorporated by reference from
                      Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended 1997


          EXHIBIT
          NUMBER                            DESCRIPTION OF EXHIBIT
          ------                            ----------------------

          10.36       Agreement dated May 1, 1996 by and between Medusa
                      Corporation and the International Brotherhood of Boilermakers, Cement, Lime, Gypsum and Allied Workers
                      Division, Local Lodge D-79 - incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form
                      10-K for the fiscal year ended 1998

          10.37 Agreement dated July 31, 1998 by and between the Company and the United Cement, Lime, Gypsum and Allied Workers
                      Division, Boilermakers International Union, A.F.L.-C.I.O.,
                      Local D-476 - incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended 1998

          10.38 Agreement dated March 1, 1995 by and between the Company and Cement, Lime and Gypsum Worker's Division
                      Boilermaker's Union, Lodge D-140 - incorporated by reference from Exhibit 99.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended
                      June 30, 1995

          10.39 Agreement dated June 21, 1995 by and between the Company and the International Union of Operating Engineers, Local
                      Union No. 9 - incorporated by reference from Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

         *10.40 Agreement dated August 29, 1999 by and between the Company and the International Brotherhood of Boilermakers, the United Cement, Lime, Gypsum and Allied Workers Division,
                      Local Union No. D-173

         *11          Statement of computation of per share earnings

         *21          Significant Subsidiaries of Southdown, Inc. as of
                      December 31, 1999

         *23          Consent of independent auditors

         *27          Financial Data Schedule


  --------------------
  * Filed herewith

  + Compensatory plan or management agreement.