Form 10-Q
period 2000-03-31
SOUTHDOWN INC
filed 2000-05-11
CIK 313058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 30, 2000 there were 35.9 million common shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Consolidated Balance Sheets March 31, 2000 and December 31,
            1999......................................................    1
          Statements of Consolidated Earnings Three months ended March
            31, 2000 and 1999.........................................    2
          Statements of Consolidated Cash Flows Three months ended
            March 31, 2000 and 1999...................................    3
          Statements of Selected Consolidated Segment Data Three
            months ended March 31, 2000 and 1999......................    4
          Statements of Consolidated Shareholders' Equity Three months
            ended March 31, 2000......................................    5
          Statements of Consolidated Comprehensive Income Three months
            ended March 31, 2000 and 1999.............................    6
          Notes to Consolidated Financial Statements..................    7
          Independent Accountants' Review Report......................   10
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations................................................   11
Item 3.   Qualitative and Quantitative Disclosures about Market
            Risk......................................................   17

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   18
Item 6.   Exhibits and Reports on Form 8-K............................   18

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                                   (IN MILLIONS)
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $   18.3      $   21.8
  Accounts and notes receivable, less allowance for doubtful
     accounts of $5.4 and $5.4..............................     145.4         129.4
  Inventories...............................................     151.4         135.4
  Prepaid expenses and other................................      17.2          20.0
                                                              --------      --------
          Total current assets..............................     332.3         306.6
Property, plant and equipment, less accumulated
  depreciation, depletion and amortization of $695.5 and
  $679.4....................................................     958.6         920.3
Goodwill....................................................     132.8         134.2
Other long-term assets......................................      72.0          69.6
                                                              --------      --------
                                                              $1,495.7      $1,430.7
                                                              ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short term debt and current maturities of long-term
     debt...................................................  $   13.4      $    0.4
  Accounts payable and accrued liabilities..................     151.3         146.8
                                                              --------      --------
          Total current liabilities.........................     164.7         147.2
Long-term debt..............................................     181.1         165.7
Deferred income taxes.......................................     132.4         131.1
Minority interest in consolidated joint venture.............      39.3          35.9
Long-term portion of postretirement benefit obligation......      86.7          87.7
Other long-term liabilities and deferred credits............      29.5          30.0
                                                              --------      --------
                                                                 633.7         597.6
                                                              --------      --------
Shareholders' equity:
  Common stock, $1.25 par value.............................      50.0          50.0
  Capital in excess of par value............................     376.5         376.3
  Reinvested earnings.......................................     640.9         612.2
  Currency translation adjustment...........................      (1.2)         (1.2)
  Treasury stock, at cost...................................    (204.2)       (204.2)
                                                              --------      --------
                                                                 862.0         833.1
                                                              --------      --------
                                                              $1,495.7      $1,430.7
                                                              ========      ========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENTS OF CONSOLIDATED EARNINGS
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................   $279.5      $244.9
                                                               ------      ------
Costs and expenses:
  Operating.................................................    180.1       163.5
  Depreciation, depletion and amortization..................     20.3        17.4
  Selling and marketing.....................................      8.1         6.8
  General and administrative................................     16.9        18.0
  Other income, net.........................................     (0.6)       (6.7)
                                                               ------      ------
                                                                224.8       199.0
                                                               ------      ------
Earnings before interest, income taxes and minority
  interest..................................................     54.7        45.9
Interest income.............................................       --         1.8
Interest expense, net of amounts capitalized................     (2.3)       (3.2)
                                                               ------      ------
Earnings before income taxes and minority interest..........     52.4        44.5
Income tax expense..........................................    (18.1)      (14.6)
                                                               ------      ------
Earnings before minority interest...........................     34.3        29.9
Minority interest, net of income taxes......................     (0.3)       (0.4)
                                                               ------      ------
Net earnings................................................   $ 34.0      $ 29.5
                                                               ======      ======
Earnings per common share:
  Basic.....................................................   $ 0.95      $ 0.76
                                                               ======      ======
  Diluted...................................................   $ 0.94      $ 0.75
                                                               ======      ======
Weighted average shares outstanding:
  Basic.....................................................     35.9        38.7
                                                               ======      ======
  Diluted...................................................     36.3        39.1
                                                               ======      ======

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Operating activities:
  Net earnings..............................................  $ 34.0   $ 29.5
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation, depletion and amortization...............    20.3     17.4
     Changes in operating assets and liabilities............   (28.9)   (19.6)
     Other adjustments......................................     1.9     (6.2)
  Net cash used in discontinued operations..................      --     (0.5)
                                                              ------   ------
Net cash provided by operating activities...................    27.3     20.6
                                                              ------   ------
Investing activities:
  Additions to property, plant and equipment................   (57.2)   (36.8)
  Purchase of short-term investments........................      --    (14.8)
  Maturity of short-term investments........................      --     14.8
  Proceeds from asset sales.................................     0.3     10.8
  Other investing activities................................    (0.2)     1.1
                                                              ------   ------
Net cash used in investing activities.......................   (57.1)   (24.9)
                                                              ------   ------
Financing activities:
  Additions to debt.........................................    28.8       --
  Reductions in debt........................................    (0.4)    (0.6)
  Dividends.................................................    (5.4)    (5.8)
  Contributions from minority partner.......................     3.0      1.8
  Distributions to minority partner.........................      --     (0.8)
  Other financing activities................................     0.3      0.5
                                                              ------   ------
Net cash provided by (used in) financing activities.........    26.3     (4.9)
                                                              ------   ------
Net decrease in cash and cash equivalents...................    (3.5)    (9.2)
Cash and cash equivalents at beginning of period............    21.8    143.8
                                                              ------   ------
Cash and cash equivalents at end of period..................  $ 18.3   $134.6
                                                              ======   ======

     Cash payments for income taxes totaled $2.2 million and $5.0 million in the first quarter of 2000 and 1999, respectively. Interest paid, net of amounts capitalized, was $2.3 million and $6.1 million in the 2000 and 1999 periods, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                STATEMENTS OF SELECTED CONSOLIDATED SEGMENT DATA
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Contributions to revenues:
  Cement
     Sales to customers.....................................  $176.4   $161.5
     Freight to customers and other.........................    11.4      9.2
                                                              ------   ------
          Total cement revenues.............................   187.8    170.7
  Concrete products.........................................    76.3     59.7
  Aggregates................................................    38.0     29.9
  Intersegment sales........................................   (22.6)   (15.4)
                                                              ------   ------
                                                              $279.5   $244.9
                                                              ======   ======
Contributions to earnings before interest, income taxes and
  minority interest:
  Operating profit
     Cement.................................................  $ 56.6   $ 46.1
     Concrete products......................................     6.5      5.0
     Aggregates.............................................     4.0      8.9
                                                              ------   ------
                                                                67.1     60.0
  Corporate overhead........................................   (12.4)   (14.1)
                                                              ------   ------
                                                              $ 54.7   $ 45.9
                                                              ======   ======

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                      COMMON STOCK      CAPITAL IN                  CURRENCY
                                     ---------------    EXCESS OF     REINVESTED   TRANSLATION   TREASURY
                                     SHARES   AMOUNT    PAR VALUE      EARNINGS    ADJUSTMENT     STOCK
                                     ------   ------   ------------   ----------   -----------   --------
                                                                (IN MILLIONS)
BALANCE AT DECEMBER 31, 1999.......   40.0    $50.0       $376.3        $612.2        $(1.2)     $(204.2)
Net earnings.......................     --       --           --          34.0           --           --
Dividends paid on common stock.....     --       --           --          (5.4)          --           --
Exercise of stock options..........     --       --          0.2           0.1           --           --
                                      ----    -----       ------        ------        -----      -------
BALANCE AT MARCH 31, 2000..........   40.0    $50.0       $376.5        $640.9        $(1.2)     $(204.2)
                                      ====    =====       ======        ======        =====      =======

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Net earnings................................................  $34.0    $29.5
Foreign currency translation adjustments, net of tax........     --     (0.1)
                                                              -----    -----
Comprehensive income........................................  $34.0    $29.4
                                                              =====    =====

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:

     This quarterly report presents the following financial statements of Southdown, Inc. and subsidiary companies ("Southdown" or the "Company"):

     - The Consolidated Balance Sheets at March 31, 2000 and December 31, 1999.

     - The Statements of Consolidated Earnings, Selected Consolidated Segment Data, and Consolidated Comprehensive Income for the three-month periods ended March 31, 2000 and 1999.

     - The Statements of Consolidated Cash Flows for the three months ended March 31, 2000 and 1999.

     - The Statements of Consolidated Shareholders' Equity for the three months ended March 31, 2000.

     The financial statements presented in this report were not audited. This report presents extracts from the Consolidated Balance Sheet at December 31, 1999 drawn from the December 31, 1999 audited financial statements of Southdown. This report does not include all disclosures required by generally accepted accounting principles. The reader should also review the 1999 consolidated financial statements and the notes to those statements included in Southdown's Annual Report on Form 10-K.

     Management believes that the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Southdown on a consolidated basis. Management also believes that all such adjustments are of a normal recurring nature. The interim statements for the period ended March 31, 2000 do not necessarily indicate what Southdown's results will be for the full year. Southdown reclassified certain data from the prior period to make it easier to compare both periods.

NOTE 2 -- ACQUISITION OF MEDUSA CORPORATION:

     On June 30, 1998, Southdown concluded a merger transaction with Medusa Corporation, which converted each outstanding Medusa common share into the right to receive .88 shares of Southdown common stock. Southdown issued approximately
14.7 million shares of its common stock for all of the outstanding common stock of Medusa.

     Remaining merger transaction liabilities at March 31, 2000 were $926,000. These liabilities relate to ongoing lease payment obligations associated with the closure of the Medusa corporate office, which was closed at the end of the first quarter of 1999. Details of the merger related costs are as follows:

                                            ORIGINAL
                                             MERGER    AMOUNTS                   BALANCE AT
                                             COSTS      PAID     ADJUSTMENTS   MARCH 31, 2000
                                            --------   -------   -----------   --------------
                                                              (IN MILLIONS)
Merger transaction costs and professional
  fees....................................   $18.4      $18.9       $ 0.5           $ --
Severance costs...........................    54.3       47.2        (7.1)            --
Closure costs.............................    10.2        6.7        (2.6)           0.9
                                             -----      -----       -----           ----
          Total...........................   $82.9      $72.8       $(9.2)          $0.9
                                             =====      =====       =====           ====

NOTE 3 -- EARNINGS PER SHARE:

     Basic earnings per share were computed using the weighted average number of common shares outstanding in each of the three-month periods ending March 31, 2000 and 1999. Diluted earnings per share assume the dilutive impact of stock options.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

     Income available to common shareholders and share amounts used in the computation of basic and diluted earnings per share follow:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                                (IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
BASIC CALCULATION
Net earnings................................................   $34.0     $29.5
                                                               =====     =====
Weighted average outstanding common shares..................    35.9      38.7
                                                               =====     =====
Basic earnings per share....................................   $0.95     $0.76
                                                               =====     =====
DILUTED CALCULATION
Net earnings................................................   $34.0     $29.5
                                                               =====     =====
Weighted average outstanding common shares..................    35.9      38.7
Effect of dilutive stock options............................     0.4       0.4
                                                               -----     -----
          Total outstanding shares for diluted earnings per
            share...........................................    36.3      39.1
                                                               =====     =====
Diluted earnings per share..................................   $0.94     $0.75
                                                               =====     =====

NOTE 4 -- INVENTORIES:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Finished goods..............................................   $ 49.0        $ 45.7
Work in progress............................................     36.9          22.7
Raw materials...............................................      9.1          10.4
Parts and supplies..........................................     56.4          56.6
                                                               ------        ------
                                                               $151.4        $135.4
                                                               ======        ======

     Inventories stated on the Last In, First Out method were $78.1 million of total inventories at March 31, 2000 and $60 million of total inventories at December 31, 1999 compared with current costs of $95.0 million and $76.9 million, respectively.

NOTE 5 -- COMMON STOCK:

     The Company has paid a quarterly dividend of $0.15 per share of common stock since December 1998, when the quarterly dividend was increased from $0.10 per share.

     During 1999, the Board of Directors approved and expanded a common stock repurchase program under which Southdown was authorized to repurchase up to 4 million shares of its common stock. Southdown made open market purchase of 2.9 million shares of common stock at a cost of $159 million during 1999. During the first quarter of 2000, there have been no purchases of shares of common stock.

NOTE 6 -- NEW ACCOUNTING STANDARDS:

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is a financial instrument that takes or "derives" its value from the value of some other financial instrument or instruments. SFAS No. 133 requires that a company recognize all

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Fair value is the amount for which an object would currently change hands between a willing buyer and an independent willing seller. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and management is currently evaluating what, if any, impact this new accounting standard may have on Southdown's consolidated financial statements. Southdown held no derivative financial instruments during 1999 or the three months ended March 31, 2000.

NOTE 7 -- CONTINGENCIES:

     The Company has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold-harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, (5) commercial disputes and litigation, and (6) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management, will not result in losses that would materially affect Southdown's consolidated balance sheet. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

     See also Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 8 -- REVIEW BY INDEPENDENT ACCOUNTANTS:

     The unaudited financial information presented in this report has been reviewed by Southdown's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with generally accepted auditing standards such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of March 31, 2000 and for the three months then ended follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and
  Board of Directors of Southdown, Inc.
Houston, Texas

     We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of March 31, 2000, and the related statements of consolidated earnings, comprehensive income and cash flows for the three months ended March 31, 2000 and 1999 and shareholders' equity for the three months ended March 31, 2000. These financial statements are the responsibility of Southdown's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Southdown, Inc. and subsidiary companies as of December 31, 1999 and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Houston, Texas
April 17, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 21 through 30 of Southdown's Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

  Consolidated First Quarter Results

     Net earnings for the first quarter of 2000 were $34 million, or $0.94 per diluted share, compared with $29.5 million, or $0.75 per share, in the first quarter of 1999. The prior year quarter included a $4 million after-tax gain, or $0.10 per share, from the sale of a non-core aggregates operation.

     Consolidated revenues in the first quarter of 2000 increased 14% over the same period of the prior year, driven by improvement in all three operating segments. First quarter 2000 earnings before interest, income taxes and minority interest improved 19% over the same quarter of the prior year, primarily reflecting improved earnings achieved by the Cement segment. Operating profits, excluding the prior year gain on the sale of the non-core aggregates operation ($6 million pre-tax), increased 24% for the quarter ended March 31, 2000 compared with the same quarter of 1999.

     Interest income decreased because of lower levels of investable cash during the current quarter. Interest expense also declined as a result of the December 1999 retirement of $123.2 million of 10% Senior Subordinated Notes, which was replaced with lower cost bank debt.

SEGMENT OPERATING EARNINGS

  Cement

     Cement segment operating earnings increased 23% to $56.6 million compared with $46.1 million in the prior year quarter. Demand for cement was very strong throughout most of the Company's marketing regions, which resulted in a 10% increase in sales volumes compared with the prior year quarter. Part of the consumption increase was weather-related, but construction activity continued to grow in all of the Company's markets. Average cement sales prices declined slightly due primarily to customer mix effects in Arizona and southern California and competitive pricing pressure in the Las Vegas market. Unit manufacturing and other costs declined 6% in the first quarter of 2000 resulting from a 16% increase in clinker production. The increase in clinker production resulted primarily from capacity improvements at the Charlevoix plant and from the Company's Manufacturing Improvement Program initiative, which improved execution of several maintenance outages requiring less downtime than in the prior year quarter.

     Sales volumes, average unit price and cost data, and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Tons of cement sold (thousands).............................   2,452    2,233
                                                              ======   ======
Weighted average per ton data:
  Sales price (net of freight)..............................  $71.94   $72.32
  Manufacturing and other costs(1)..........................   48.86    52.00
                                                              ------   ------
  Margin....................................................  $23.08   $20.32
                                                              ======   ======

---------------

(1) Includes manufacturing costs, freight to terminals, purchased cement, selling expenses, plant general and administrative costs and other plant overhead costs.

  Concrete Products

     Concrete Products operating earnings increased 30% to $6.5 million compared with $5 million in the first quarter of 1999. Operating margins improved 5% as a result of year 2000 price increases in the Florida market. Ready-mixed concrete sales volumes increased 25% primarily because of contributions from the Sunshine Materials operation which was acquired in the third quarter of 1999, and higher Florida market sales.

     Sales volumes, average unit price and cost data, and unit operating profit margins relating to Southdown's sales of ready-mixed concrete appear in the following table:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Cubic yards of ready-mixed concrete sold (thousands)........   1,063      849
                                                              ======   ======
Weighted average per cubic yard data:
  Sales price...............................................  $59.93   $59.21
  Operating and other costs(1)..............................   55.37    54.86
                                                              ------   ------
  Margin(2).................................................  $ 4.56   $ 4.35
                                                              ======   ======

---------------

(1) Includes plant costs, delivery, selling, general and administrative costs.

(2) Does not include concrete block and other related products, which totaled $1.6 million and $1.3 million of operating earnings for the three month periods ended March 31, 2000 and 1999, respectively.

  Aggregates

     Operating earnings for the Aggregates segment were $4 million in the 2000 quarter compared with $2.9 million, excluding the $6 million pre-tax gain from the sale of a non-core aggregates operation in the prior year quarter. Construction aggregates sales volumes and average pricing improved from the prior year quarter primarily reflecting contributions from the recently acquired Sunshine Materials operation. The specialty minerals sales volumes and average pricing also improved from the prior year quarter as a result of favorable weather and demand. This improvement, however, was offset by legal and consulting costs incurred at one facility relating to an environmental issue.

     Sales volumes, average unit sales price and cost data, and unit operating profit margins relating to the Company's aggregates operations appear in the following table:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Tons of aggregates sold (thousands).........................   2,871    2,394
                                                              ======   ======
Weighted average per ton data:
  Sales price...............................................  $ 9.64   $ 8.95
  Operating and other costs(1)..............................    8.16     7.61
                                                              ------   ------
  Margin....................................................  $ 1.48   $ 1.34(2)
                                                              ======   ======

---------------

(1) Includes plant costs, delivery, selling, general and administrative costs.

(2) Excludes a $6 million gain on the sale of a non-core aggregates operation in January 1999.

  Corporate

     Corporate overhead expenses in the first quarter of 2000 declined $1.7 million compared with the prior year quarter. This reduction in expense primarily reflects the absence of a $1 million charge related to the prior year termination of the Board of Directors' retirement plan and the elimination of costs associated with the closed Medusa corporate office.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $27.3 million in cash from operating activities for the three months ended March 31, 2000, a 33% increase over the comparable period in 1999. The Company has used these operating cash flows and borrowings under the Company's credit lines to (1) fund $57.2 million in capital additions, primarily related to several expansion/cost reduction projects in the Cement segment, (2) pay $5.4 million of dividends on common stock, and (3) meet all working capital requirements. During the first three months of 1999, internally generated cash flow, plus existing cash and short term investment balances and proceeds from asset sales, were used to (1) invest approximately $36.8 million in property, plant and equipment additions, (2) fund working capital requirements and (3) pay $5.8 million of dividends on common stock.

     The Company has a $200 million revolving credit facility that matures in June 2002 and a second $250 million revolving credit facility that matures in December 2001. The $200 million revolving facility permits standby letters of credit up to a maximum of $95 million in lieu of borrowings. At March 31, 2000, there were $132 million of borrowings and $62.5 million in letters of credit outstanding under the revolving credit facilities, leaving $255.5 million of unused capacity. The Company is in compliance with the financial ratios and other covenants contained in the revolving credit arrangements.

     In addition to the borrowing capacity under the Company's revolving credit facilities, the Company increased its borrowing flexibility by providing additional borrowing capacity for working capital and other liquidity requirements when it entered into a $20 million unsecured line of credit, payable on demand, with a commercial bank in February 2000. At March 31, 2000, there were $13.3 million in borrowings outstanding under the line of credit leaving $6.7 million of unused capacity.

     Management believes the Company's operating cash flows plus the unused capacity under its outstanding credit facilities provide ample liquidity to fund anticipated capital additions and meet other working capital requirements of the Company.

     In March 2000, the Company announced that its Board of Directors is exploring and evaluating several options to enhance the value of Southdown's shares. These options include, among other things, a significant share repurchase, the expansion of the Company's business through domestic or international acquisitions or, alternatively, a sale or merger of the Company. The Company can provide no assurance as to the ultimate outcome of this process.

  Changes in Financial Condition

     The change in the financial condition of Southdown between December 31, 1999 and March 31, 2000 reflected the utilization of internally generated cash flow and borrowings under the Company's credit facilities during the period to fund capital expenditures, working capital requirements and common stock dividends. Accounts and notes receivable increased primarily because of strong sales activity occurring in March 2000 relative to lower sales in December 1999. The increase in inventories reflecting the typical buildup of cement inventories during the first quarter of the year was a result of an increase in manufacturing performance from capacity improvements and improved execution during several maintenance outages, which required less downtime than the prior year quarter. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations. Minority interest in consolidated joint venture increased primarily because of contributions made by the minority partner to fund the expansion of the Kosmosdale plant.

  Known Events, Trends and Uncertainties

     Industry Dynamics -- A recent economic and construction forecast by the Portland Cement Association suggests that total cement consumption should grow from 120.5 million tons in 1999 to over 132 million tons in 2004. Despite a number of announced capacity expansions in the industry, management believes industry dynamics will remain favorable for the next several years. Because of the logistics involved in the design, permitting and construction of major cement plant expansions and new cement plants, there is generally a several year lead time between the announcement of major cement capacity expansions and the actual availability of such production capacity. In the meantime, the shortfall between domestic demand and domestic production capacity is being met by imports (approximately 26% of 1999 consumption according to the Portland Cement Association). These imports serve as a buffer; and cutbacks in imports should bear the brunt of any increase in domestic production capacity or any decrease in domestic consumption. One of the reasons why the Company withdrew its support from the committees pursuing the continuation of anti-dumping duty orders against certain foreign cement producers was the largely supplemental role which imports have played in the United States markets over the past several years. If these conditions change and unfairly priced cement and clinker were imported into the U.S., Southdown would not hesitate to initiate proceedings seeking relief from unfair trade practices.

     Environmental Matters -- The Company is subject to a wide range of federal, state and local laws, regulations and ordinances dealing with the protection of human health and the environment. These laws regulate water discharges, noise, air emissions including dust, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. These laws also create a shared liability by responsible parties for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. The Company, therefore, may have to remove or mitigate the environmental effects of the disposal or release of certain substances at the Company's various operating facilities or elsewhere.

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

     Cement Kiln Dust -- Cement manufacturing plants, depending on their process design, raw materials characteristics, product specifications and other factors, may generate a low toxicity by-product known as cement kiln dust or CKD. Most manufacturing plants in the industry typically disposed of CKD in and around their plant sites since the inception of cement manufacturing operations. If CKD comes into contact with water, liquid that leaches out may have an alkalinity level high enough to be classified as hazardous waste, if discarded. CKD in contact with water may also leach out trace amounts of certain hazardous metals if they are present. CKD is currently not regulated as a hazardous waste, but in 1995, the U.S. EPA began a rulemaking process in order to develop specifically tailored CKD management standards. On August 20, 1999, EPA published a proposed rule addressing CKD management. As proposed, these CKD standards may require the cement industry to adopt more stringent management, monitoring and record keeping practices for this material. No final action is scheduled in this rulemaking until 2001, and if a final rule is adopted, it could be substantially different from that initially proposed.

     The Company has been investigating potential contamination from several CKD piles at its cement plant in Michigan. A remediation proposal for the remaining unresolved CKD piles was submitted to the Michigan Department of Environmental Quality on September 1, 1999 for approval by March 1, 2000. On March 1, 2000, that department confirmed that the parties have agreed in principle to an alternative remediation plan and will begin negotiating the terms of a consent order. Management believes, based on current information, that the reserves previously accrued on the books of the Company are adequate to cover the estimated cost of remediation and penalty payments. However, it is possible that the ultimate remediation costs will be greater than current estimates.

     Air Quality Issues -- Regulations issued under the Clean Air Act Amendments of 1990 may result in increased capital and operational expenses in the future for a broad range of industrial sectors, including portland cement manufacturing. The Company does not know the precise amount of these costs but, because of the age, condition and design of its plants, management does not believe the Company would be at a disadvantage as a result of these regulations with respect to its competitors. Some of the more significant regulatory developments pertaining to air quality issues are as follows:

     - In July 1997, the U.S. EPA promulgated revisions to two National Ambient Air Quality Standards under the Clean Air Act -- particulate matter and photochemical oxidants (ozone). There will be no immediate impact from these rules on the Company's operations because a federal appeals court in May 1999 sent the matter back to the U.S. EPA. Even if the rules ultimately become effective as proposed, the Company has not determined that the impact would be material.

     - In October 1998, the U.S. EPA issued regulations requiring 22 states to adopt new measures by September 1999 to reduce emissions of various nitrogen oxides by specific percentages. While the states are free to adopt whatever measures state officials believe will meet the targets, cement kilns were specifically mentioned in the U.S. EPA rule as potential sources for further nitrogen oxides emissions reductions. While the September 1999 submittal date has been postponed pending resolution of legal challenges, if the courts reject the challenges, the cement industry could be obligated to make substantial capital expenditures in order to meet these additional emissions controls.

     - In June 1999, the U.S. EPA issued air toxics standards for portland cement plants that will take effect for existing facilities in 2002. The Company is in the process of evaluating the impact of these air toxics standards.

     - Global warming and the international accord to move toward greenhouse gas stabilization or reduction are potentially significant to the cement industry because carbon dioxide is generated from combustion of fuels and from the calcination of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on the Company until governmental requirements are defined and/or the Company can determine whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuel can be substituted.

     While the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment, the Company considers this to be an integral part of its business. As a consequence, management does not believe that environmental compliance expenditures place the Company at a competitive disadvantage with respect to other companies engaged in similar lines of business operating in the U.S. However, because of the complexity and uncertainty of existing and future environmental requirements, permit conditions, cost of new and existing technology, potential remedial costs and insurance coverages, and/or enforcement-related activities and costs, it is difficult for management to estimate the ultimate level of Company expenditures related to environmental matters. Regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. In addition, future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industrial operations to modify various facilities and alter methods of operations at costs that may be substantial. With respect to known environmental contingencies, the Company has recorded provisions for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material adverse effect on the Company's Consolidated Financial Statements.

     The Company has received administrative orders from the New Jersey Department of Environmental Protection for alleged violations of New Jersey air regulations relating to particulate emissions at the Company's quarry operations in Sparta, New Jersey. The Company and the NJDEP are currently negotiating a settlement of all outstanding administrative orders. While not yet finalized, the NJDEP has proposed that the Company pay a civil penalty of approximately $141,000 and has informed the Company that it may seek an additional penalty of approximately the same amount.

     Year 2000 Compliance -- The Company was faced with the task of assuring that its automated data processing and other microprocessor controlled equipment were capable of distinguishing 21st Century dates. This year, only minor Year 2000 problems have been encountered, which caused virtually no impact to business operations. The Company believes there are no significant remaining contingencies related to the Year 2000 issue. However, final resolution of the Company's Year 2000 compliance cannot be fully verified until all possible computer applications and processes have been exercised and Year 2000 readiness of key third party suppliers, service providers and customers have been completely validated.

     Kosmos Joint Venture Severance Tax Audit -- Kosmos Cement Company is a partnership operated and 75% owned by Southdown. As a result of an audit conducted for the period from September 1, 1991 through December 31, 1996, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at its Battletown, Kentucky quarry. In April 2000, Kosmos settled this matter by agreeing to pay $1.7 million in full and complete satisfaction of all severance tax assessed or assessable against Kosmos for the period from September 1, 1991 through March 1, 2000. Kosmos believes that, under the terms of a supply agreement with a local electric utility company, the utility company is responsible for severance taxes on limestone provided to it and plans to pursue recourse against the utility company.

     Claims for Indemnification -- The Mineral Management Service of the Department of the Interior claimed that the Company's former oil and gas subsidiary, Pelto Oil Company, owed royalties on two separate gas contract settlement payments that Pelto received. When the Company sold Pelto in 1989, it agreed to protect the purchaser from any future claims related to these two payments. In a 1998 letter, the MMS advised that it was withdrawing its royalty claim in the amount of $1.35 million on one of the settlement payments because of a 1997 court ruling, which prohibited further claims against the current owner of Pelto and that owner's affiliates. The MMS, however, reserved its right to possibly reassert the claim at a later date.

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

     Discontinued Environmental Services Segment -- The Company has both given and received environmental and other indemnifications related to properties the Company previously owned. A few courts have held that such promises to protect other parties from loss for environmental liabilities are unenforceable. At present, the Company is not able to estimate the extent of contamination, remediation cost or recoverability of cost from prior owners, if any, regarding these discontinued operations.

     Several years ago, the Company learned of some soil and groundwater contamination at or near a subsidiary's former Alabama hazardous waste processing facility. The Company discontinued its hazardous waste disposal business in 1994. Although the Company sold the facility in April 1995, it agreed to retain some liability for the existing soil and groundwater contamination at the facility prior to that time. The Company's investigation has not definitively determined the scope of the contamination or the extent of any cleanup that may be required. It is too early to determine the amount of the Company's exposure to loss with any degree of certainty. The Company has agreed to remediate the soil and groundwater contamination at the Alabama facility to the extent required by law, and it has filed lawsuits against the former owner and former customers of the facility. The claims against that former owner and other potentially responsible parties could significantly reduce or eliminate the Company's loss exposure.

     Other -- In addition to those matters separately disclosed above, the Company has incurred in the regular course of business certain other commitments and contingent liabilities including, among other things, (1) personal injury lawsuits, (2) indemnity and other hold harmless agreements, (3) environmental remediation liabilities, (4) product liability claims, (5) commercial disputes and litigation, and (6) claims by disgruntled employees. These various commitments and contingent liabilities, in the judgment of management will not result in losses that would materially affect the Company's consolidated balance sheet. However, because the Company's results of operations vary considerably with construction activity and other factors, it is at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

     Disclosure Regarding Forward-Looking Statements -- This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company based these statements on current expectations, estimates and projections about the general economy and the Company's lines of business. These statements are generally identifiable by phrases containing words such as "expects," "believes," "anticipates," "estimates," "will," "should," or similar expressions. Statements related to future performance involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, and cannot be guaranteed.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of the Company's investments, changes in market interest rates would not have a significant impact on their fair value. Expected maturity dates and average interest rates of long-term debt are essentially unchanged since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company may from time-to-time be a named defendant in lawsuits related to various matters including personal injury, contractual indemnifications, environmental remediation, product liability, employment matters and commercial disputes and litigation. Other than those disclosed elsewhere in this document, based on the information developed to date and advice of outside counsel, the Company is of the opinion the liability related to these lawsuits individually or in the aggregate, if any, will not result in losses that would materially affect the Company's consolidated balance sheet as of March 31, 2000. However, the Company's results of operations vary considerably with construction activity and other factors. It is, therefore, at least reasonably possible that charges for contingencies in the future could, depending on when they occur and how large they are relative to results of operations or cash flows for a particular period, have a material negative impact on the Company's results of operations or cash flows for that period.

     The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Known Events, Trends and Uncertainties -- Environmental Matters" is incorporated hereunder by reference, pursuant to Rule 12b-23.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER
        -------
          11             -- Statement of Computation of Per Share Earnings
          15             -- Independent Accountants' Letter re Unaudited Interim
                            Financial Information
          27             -- Financial Data Schedule -- Three Months Ended March 31,
                            2000

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHDOWN, INC.
                                            (Registrant)

                                            By:     /s/ DENNIS M. THIES
                                              ----------------------------------
                                                       Dennis M. Thies
                                               Executive Vice President-Finance
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

Date: May 11, 2000

                                            By:    /s/ RICARDO ARREDONDO
                                              ----------------------------------
                                                      Ricardo Arredondo
                                                Vice President and Controller
                                                (Principal Accounting Officer)

Date: May 11, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
        -------
          11             -- Statement of Computation of Per Share Earnings
          15             -- Independent Accountants' Letter re Unaudited Interim
                            Financial Information
          27             -- Financial Data Schedule -- Three Months Ended March 31,
                            2000