Form 10-Q
period 2000-06-30
SOUTHDOWN INC
filed 2000-08-09
CIK 313058

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 31, 2000 there were 35.9 million common shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                                                                         PAGE
                                                                         NO.
                                                                         ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999.........................     1
          Statements of Consolidated Earnings
          Three and Six Months Ended June 30, 2000 and 1999...........     2
          Statements of Consolidated Cash Flows
          Six Months Ended June 30, 2000 and 1999.....................     3
          Statements of Selected Consolidated Segment Data
          Three and Six Months Ended June 30, 2000 and 1999...........     4
          Statement of Consolidated Shareholders' Equity
          Six Months Ended June 30, 2000..............................     5
          Statements of Consolidated Comprehensive Income
          Three and Six Months Ended June 30, 2000 and 1999...........     6
          Notes to Consolidated Financial Statements..................     7
          Independent Accountants' Review Report......................    10
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 3.   Qualitative and Quantitative Disclosures about Market
          Risk........................................................    17
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    18
Item 4.   Submission of Matters to a Vote of Security Holders.........    18
Item 6.   Exhibits and Reports on Form 8-K............................    18

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                   (IN MILLIONS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   20.8     $   21.8
  Accounts and notes receivable, less allowance for doubtful
     accounts of $5.2 and $5.4..............................     169.5        129.4
  Inventories...............................................     147.4        135.4
  Prepaid expenses and other................................      17.0         20.0
                                                              --------     --------
          Total current assets..............................     354.7        306.6
Property, plant and equipment, less accumulated
  depreciation, depletion and amortization of $693.7 and
  $679.4....................................................   1,022.7        920.3
Goodwill....................................................     131.5        134.2
Other long-term assets......................................      75.2         69.6
                                                              --------     --------
                                                              $1,584.1     $1,430.7
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt and current maturities of long-term
     debt...................................................  $    0.2     $    0.4
  Accounts payable and accrued liabilities..................     170.9        146.8
                                                              --------     --------
          Total current liabilities.........................     171.1        147.2
Long-term debt..............................................     202.2        165.7
Deferred income taxes.......................................     134.9        131.1
Minority interest in consolidated joint venture.............      44.0         35.9
Long-term portion of postretirement benefit obligation......      85.7         87.7
Other long-term liabilities and deferred credits............      28.2         30.0
                                                              --------     --------
                                                                 666.1        597.6
                                                              --------     --------
Shareholders' equity:
  Common stock, $1.25 par value.............................      50.0         50.0
  Capital in excess of par value............................     376.6        376.3
  Reinvested earnings.......................................     696.9        612.2
  Currency translation adjustment...........................      (1.3)        (1.2)
  Treasury stock, at cost...................................    (204.2)      (204.2)
                                                              --------     --------
                                                                 918.0        833.1
                                                              --------     --------
                                                              $1,584.1     $1,430.7
                                                              ========     ========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENTS OF CONSOLIDATED EARNINGS
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                             -----------------   -------------------
                                                              2000      1999       2000       1999
                                                             -------   -------   --------   --------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues...................................................  $354.6    $333.4     $634.1     $578.3
                                                             ------    ------     ------     ------
Costs and expenses:
  Operating................................................   217.3     199.7      397.4      363.2
  Depreciation, depletion and amortization.................    19.1      17.9       39.4       35.3
  Selling and marketing....................................     8.7       7.5       16.8       14.3
  General and administrative...............................    15.1      15.2       32.0       33.2
  Acquisition credit.......................................      --      (1.5)        --       (1.5)
  Other income, net........................................    (2.3)     (2.7)      (2.9)      (9.4)
                                                             ------    ------     ------     ------
                                                              257.9     236.1      482.7      435.1
                                                             ------    ------     ------     ------
Earnings before interest, income taxes and minority
  interest.................................................    96.7      97.3      151.4      143.2
Interest income............................................     0.1       1.1        0.1        2.9
Interest expense, net of amounts capitalized...............    (2.1)     (3.6)      (4.4)      (6.8)
                                                             ------    ------     ------     ------
Earnings before income taxes and minority interest.........    94.7      94.8      147.1      139.3
Income tax expense.........................................   (32.7)    (31.8)     (50.8)     (46.4)
                                                             ------    ------     ------     ------
Earnings before minority interest..........................    62.0      63.0       96.3       92.9
Minority interest, net of income taxes.....................    (0.6)     (1.5)      (0.9)      (1.9)
                                                             ------    ------     ------     ------
Earnings from continuing operations........................    61.4      61.5       95.4       91.0
Loss from discontinued operations, net of income taxes.....      --      (1.0)        --       (1.0)
                                                             ------    ------     ------     ------
Net earnings...............................................  $ 61.4    $ 60.5     $ 95.4     $ 90.0
                                                             ======    ======     ======     ======
Earnings per common share:
  Basic
     Earnings from continuing operations...................  $ 1.71    $ 1.62     $ 2.66     $ 2.37
     Loss from discontinued operations, net of income
       taxes...............................................      --     (0.03)        --      (0.03)
                                                             ------    ------     ------     ------
                                                             $ 1.71    $ 1.59     $ 2.66     $ 2.34
                                                             ======    ======     ======     ======
  Diluted
     Earnings from continuing operations...................  $ 1.69    $ 1.60     $ 2.63     $ 2.35
     Loss from discontinued operations, net of income
       taxes...............................................      --     (0.03)        --      (0.03)
                                                             ------    ------     ------     ------
                                                             $ 1.69    $ 1.57     $ 2.63     $ 2.32
                                                             ======    ======     ======     ======
Weighted average shares outstanding:
  Basic....................................................    35.9      38.1       35.9       38.4
                                                             ======    ======     ======     ======
  Diluted..................................................    36.4      38.6       36.3       38.8
                                                             ======    ======     ======     ======

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
                                                               (IN MILLIONS)
Operating activities:
  Earnings from continuing operations.......................  $  95.4   $ 91.0
  Adjustments to reconcile earnings from continuing
     operations to net cash provided by operating
     activities:
     Depreciation, depletion and amortization...............     39.4     35.3
     Other non-cash charges.................................      4.2      2.9
     Changes in operating assets and liabilities............    (35.0)   (43.4)
     Other adjustments......................................      0.9     (4.9)
  Net cash used in discontinued operations..................     (0.2)    (1.0)
                                                              -------   ------
          Net cash provided by operating activities.........    104.7     79.9
                                                              -------   ------
Investing activities:
  Additions to property, plant and equipment................   (130.3)   (68.4)
  Purchase of short-term investments........................       --    (14.8)
  Maturity of short-term investments........................       --     29.6
  Proceeds from asset sales.................................      0.9     12.9
  Other investing activities................................     (0.1)      --
                                                              -------   ------
          Net cash used in investing activities.............   (129.5)   (40.7)
                                                              -------   ------
Financing activities:
  Additions to debt.........................................     28.4       --
  Reductions in debt........................................     (0.8)    (0.6)
  Dividends.................................................    (10.8)   (11.5)
  Contributions from minority partner.......................      7.8      4.0
  Distributions to minority partner.........................     (1.0)    (2.3)
  Purchase of treasury stock................................       --    (58.9)
  Other financing activities................................      0.2      3.5
                                                              -------   ------
          Net cash provided by (used in) financing
           activities.......................................     23.8    (65.8)
                                                              -------   ------
          Net decrease in cash and cash equivalents.........     (1.0)   (26.6)
          Cash and cash equivalents at beginning of
           period...........................................     21.8    143.8
                                                              -------   ------
          Cash and cash equivalents at end of period........  $  20.8   $117.2
                                                              =======   ======

     Cash payments for income taxes totaled $27.6 million and $31.3 million for the six months ended June 30, 2000 and 1999, respectively. Interest paid, net of amounts capitalized, was $4.1 million and $6.3 million in the 2000 and 1999 periods, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                STATEMENTS OF SELECTED CONSOLIDATED SEGMENT DATA
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED        SIX MONTHS ENDED
                                                                JUNE 30,           JUNE 30,
                                                             ---------------   -----------------
                                                              2000     1999     2000      1999
                                                             ------   ------   -------   -------
                                                                        (IN MILLIONS)
Contributions to revenues:
  Cement
     Sales to customers....................................  $234.7   $226.8   $411.1    $388.3
     Freight to customers and other........................    10.9     11.5     22.3      20.7
                                                             ------   ------   ------    ------
          Total cement revenues............................   245.6    238.3    433.4     409.0
  Concrete products........................................    80.4     65.3    156.7     125.0
  Aggregates...............................................    53.8     47.4     91.8      77.3
  Intersegment sales.......................................   (25.2)   (17.6)   (47.8)    (33.0)
                                                             ------   ------   ------    ------
                                                             $354.6   $333.4   $634.1    $578.3
                                                             ======   ======   ======    ======
Contributions to earnings before interest, income taxes and
  minority interest:
  Operating profit
     Cement................................................  $ 89.0   $ 89.7   $145.6    $135.8
     Concrete products.....................................     6.8      5.8     13.3      10.8
     Aggregates............................................    11.7     11.2     15.7      20.1
                                                             ------   ------   ------    ------
                                                              107.5    106.7    174.6     166.7
  Corporate overhead.......................................   (10.8)   (10.9)   (23.2)    (25.0)
  Acquisition credit.......................................      --      1.5       --       1.5
                                                             ------   ------   ------    ------
                                                             $ 96.7   $ 97.3   $151.4    $143.2
                                                             ======   ======   ======    ======

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                      COMMON STOCK      CAPITAL IN                  CURRENCY
                                     ---------------    EXCESS OF     REINVESTED   TRANSLATION   TREASURY
                                     SHARES   AMOUNT    PAR VALUE      EARNINGS    ADJUSTMENT     STOCK
                                     ------   ------   ------------   ----------   -----------   --------
                                                                (IN MILLIONS)
Balance at December 31, 1999.......   40.0    $50.0       $376.3        $612.2        $(1.2)     $(204.2)
  Net earnings.....................     --       --           --          95.4           --           --
  Dividends paid on common stock...     --       --           --         (10.8)          --           --
  Exercise of stock options........     --       --          0.3           0.1           --           --
  Foreign currency translation
     adjustment....................     --       --           --            --         (0.1)          --
                                      ----    -----       ------        ------        -----      -------
Balance at June 30, 2000...........   40.0    $50.0       $376.6        $696.9        $(1.3)     $(204.2)
                                      ====    =====       ======        ======        =====      =======

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              ---------------   ---------------
                                                               2000     1999     2000     1999
                                                              ------   ------   ------   ------
                                                                        (IN MILLIONS)
Net earnings................................................  $61.4    $60.5    $95.4    $90.0
Foreign currency translation adjustments, net of tax........   (0.1)     0.3     (0.1)     0.2
                                                              -----    -----    -----    -----
Comprehensive income........................................  $61.3    $60.8    $95.3    $90.2
                                                              =====    =====    =====    =====

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:

     This quarterly report presents the following financial statements of Southdown, Inc. and subsidiary companies ("Southdown" or the "Company"):

     - The Consolidated Balance Sheets at June 30, 2000 and December 31, 1999.

     - The Statements of Consolidated Earnings, Selected Consolidated Segment Data, and Consolidated Comprehensive Income for the three and six month periods ended June 30, 2000 and 1999.

     - The Statements of Consolidated Cash Flows for the six months ended June 30, 2000 and 1999.

     - The Statement of Consolidated Shareholders' Equity for the six months ended June 30, 2000.

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

     Management believes that the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Southdown on a consolidated basis. Management also believes that all such adjustments are of a normal recurring nature. The interim statements for the period ended June 30, 2000 do not necessarily indicate what Southdown's results will be for the full year.

NOTE 2 -- ACQUISITION OF MEDUSA CORPORATION:

     On June 30, 1998, Southdown concluded a merger transaction with Medusa Corporation, which converted each outstanding Medusa common share into the right to receive .88 shares of Southdown common stock. Southdown issued approximately
14.7 million shares of its common stock for all of the outstanding common stock of Medusa.

     Remaining merger transaction liabilities at June 30, 2000 of $.9 million relate to ongoing lease payment obligations for the closed Medusa corporate office. Details of the merger related costs are as follows:

                                               ORIGINAL                           BALANCE AT
                                                MERGER    AMOUNTS                  JUNE 30,
                                                 COST      PAID     ADJUSTMENTS      2000
                                               --------   -------   -----------   ----------
                                                               (IN MILLIONS)
Merger transaction costs and professional
  fees.......................................   $18.4      $18.9       $ 0.5         $ --
Severance costs..............................    54.3       47.2        (7.1)          --
Closure costs................................    10.2        6.7        (2.6)         0.9
                                                -----      -----       -----         ----
          Total..............................   $82.9      $72.8       $(9.2)        $0.9
                                                =====      =====       =====         ====

NOTE 3 -- EARNINGS PER SHARE:

     Basic earnings per share were computed using the weighted average number of common shares outstanding in each of the three and six-month periods ended June 30, 2000 and 1999. Diluted earnings per share assume the dilutive impact of stock options.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

     Earnings available to common shareholders and share amounts used in the computation of basic and diluted earnings per share follow:

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          2000     1999     2000     1999
                                                         ------   ------   ------   ------
                                                               (IN MILLIONS, EXCEPT
                                                                PER SHARE AMOUNTS)
BASIC CALCULATION
Net earnings...........................................  $61.4    $60.5    $95.4    $90.0
                                                         =====    =====    =====    =====
Weighted average outstanding common shares.............   35.9     38.1     35.9     38.4
                                                         =====    =====    =====    =====
Basic earnings per share...............................  $1.71    $1.59    $2.66    $2.34
                                                         =====    =====    =====    =====
DILUTED CALCULATION
Net earnings...........................................  $61.4    $60.5    $95.4    $90.0
                                                         =====    =====    =====    =====
Weighted average outstanding common shares.............   35.9     38.1     35.9     38.4
Effect of dilutive stock options.......................    0.5      0.5      0.4      0.4
                                                         -----    -----    -----    -----
          Total outstanding shares for diluted earnings
            per share..................................   36.4     38.6     36.3     38.8
                                                         =====    =====    =====    =====
          Diluted earnings per share...................  $1.69    $1.57    $2.63    $2.32
                                                         =====    =====    =====    =====

NOTE 4 -- INVENTORIES:

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                   (IN MILLIONS)
Finished goods..............................................   $ 47.4       $ 45.7
Work in progress............................................     30.3         22.7
Raw materials...............................................     12.0         10.4
Parts and supplies..........................................     57.7         56.6
                                                               ------       ------
                                                               $147.4       $135.4
                                                               ======       ======

     Inventories stated on the Last In, First Out method were $72.2 million of total inventories at June 30, 2000 and $60 million of total inventories at December 31, 1999 compared with current costs of $89.1 million and $76.9 million, respectively.

NOTE 5 -- COMMON STOCK:

     The Company has paid a quarterly dividend of $0.15 per share of common stock since December 1998, when the quarterly dividend was increased from $0.10 per share.

     During 1999, the Board of Directors approved and expanded a common stock repurchase program under which Southdown was authorized to repurchase up to 4 million shares of its common stock. Southdown made open market purchases of 2.9 million shares of common stock at a cost of $159 million during 1999. During the first six months of 2000, there have been no purchases of shares of common stock.

NOTE 6 -- NEW ACCOUNTING STANDARDS:

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is a financial instrument that takes or "derives" its value from the value of another financial instrument or instruments. Statement No. 133 requires that a company recognize all

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management currently believes that this new accounting standard should not have any material impact on Southdown's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of 2000. Management currently believes that this new accounting pronouncement should not have any material effect on the Company's consolidated financial statements.

NOTE 7 -- CONTINGENCIES:

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 8 -- REVIEW BY INDEPENDENT ACCOUNTANTS:

     The unaudited financial information presented in this report has been reviewed by Southdown's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with auditing standards generally accepted in the United States of America such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and
Board of Directors of
Southdown, Inc.
Houston, Texas

     We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of June 30, 2000, and the related statements of consolidated earnings and comprehensive income for the three and six month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows and shareholders' equity for the six month period ended June 30, 2000. These financial statements are the responsibility of Southdown's management.

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

Houston, Texas
July 18, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 21 through 30 of Southdown's Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with the discussion contained herein.

RESULTS OF OPERATIONS

  Consolidated Second Quarter Results

     Net earnings for the second quarter of 2000 were $61.4 million, or $1.69 per diluted share, compared with $60.5 million, or $1.57 per share, in the second quarter of 1999. Consolidated revenues in the second quarter of 2000 increased 6% over the same period of the prior year reflecting improvement in all three operating segments. Excluding the prior year $1.5 million Medusa acquisition credit, second quarter 2000 earnings before interest, income taxes and minority interest increased slightly because of higher earnings from the Concrete Products and Aggregates segments.

     Interest income decreased because of lower levels of investable cash during the current quarter. Interest expense also declined as a result of higher capitalized interest on construction projects and the retirement of $123.5 million of 10% Senior Subordinated Notes, which was replaced with lower cost bank debt.

  Consolidated Year-to-Date Results

     Net earnings for the six months ended June 30, 2000 were $95.4 million or $2.63 per share compared with $90 million or $2.32 per share in 1999. The results for 1999 include a $6 million pre-tax gain, or $0.10 per share, from the sale of a non-core aggregates operation.

     Consolidated revenues for the 2000 period increased 10% over the same period of the prior year, driven by improvement in all three operating segments. Earnings before interest, income taxes and minority interest in 2000, excluding the prior year gain on the sale of the non-core aggregates operation ($6 million pre-tax), improved 10% over the prior year period primarily reflecting improved earnings achieved by all three operating segments. Interest income and interest expense also declined for the reasons discussed previously.

SEGMENT OPERATING EARNINGS

  Cement

     Second Quarter -- Cement segment operating earnings were $89 million compared with record earnings of $89.7 million in the prior year quarter. Cement sales volumes increased 4% compared with the prior year quarter as a result of strong volume increases in the markets served by the Company's Victorville, California cement plant, which offset some softness in demand in the Midwestern markets. Average cement sales prices declined slightly as moderate price improvement during the quarter in the Midwest and Florida markets were offset by lower prices attributable to competitive price conditions in the Southeast and market penetration efforts in California. Per unit operating costs increased slightly in the second quarter of 2000 because of a 4% decrease in clinker production. The decrease in clinker production resulted primarily from the plant expansion outage at the Louisville, Kentucky facility, which began in mid-April. Operating earnings were also negatively impacted by the loss of $1 million in earnings from a recently expired limestone supply agreement.

     Year-to-Date -- Cement segment earnings for the period ended June 30, 2000 increased 7% to $145.6 million compared with $135.8 million in the prior year. Cement sales volumes increased 6% compared with the prior year period, primarily reflecting higher sales volumes at the Company's Victorville, California plant. Cement sales prices declined slightly due primarily to lower prices resulting from market penetration efforts and customer mix effects in the California market and competitive price conditions in the Southeast markets partially offset by moderate price improvement in the Midwest and Florida markets. Unit cost of sales was slightly lower than prior year period because of a 5% increase in clinker production. The increase in clinker production resulted primarily from: (i) capacity improvements at the Charlevoix plant, (ii) the completion of the Clinchfield plant expansion project in mid-1999, and (iii) improved execution of maintenance outages requiring less downtime than in the prior year. These increases more than offset the 81 days of downtime at the Louisville, Kentucky facility for the plant expansion tie-in.

     Sales volumes, average unit price and cost data, and unit operating profit margins relating to the Company's cement plant operations appear in the following table:

                                                      THREE MONTHS     SIX MONTHS ENDED
                                                     ENDED JUNE 30,        JUNE 30,
                                                     ---------------   -----------------
                                                      2000     1999     2000      1999
                                                     ------   ------   -------   -------
Tons of cement sold (thousands)....................   3,236    3,109    5,688     5,342
                                                     ======   ======   ======    ======
Weighted average per ton data:
  Sales price (net of freight).....................  $72.54   $72.97   $72.28    $72.70
  Manufacturing and other costs(1).................   44.80    44.43    46.55     47.60
                                                     ------   ------   ------    ------
  Margin...........................................  $27.74   $28.54   $25.73    $25.10
                                                     ======   ======   ======    ======

---------------

(1) Includes manufacturing costs, freight to terminals, purchased cement, selling expenses, plant general and administrative costs and other plant overhead costs.

  Concrete Products

     Second Quarter -- Concrete Products operating earnings increased over 40% to $6.8 million compared with $4.8 million in the second quarter of 1999, excluding a prior year gain of $1 million from the sale of an inactive plant site in Florida. Ready-mixed concrete sales volumes increased 20% because of strong demand in both the California and Florida markets and contributions from the Sunshine Materials operation acquired in the third quarter of 1999. Operating margins improved 7% primarily as a result of lower per unit delivery costs in California.

     Year-to-Date -- Concrete Products operating earnings improved 36% to $13.3 million compared with $9.8 million in the prior year. The 1999 results excluded a $1 million gain on the sale of an inactive plant site in Florida. Ready-mixed concrete sales volumes increased 23% because of strong demand in both the California and Florida markets and contributions from the Sunshine Materials operation. Operating margins improved 6% primarily as a result of higher pricing in the Florida market attributable to a January 2000 price increase.

     Sales volumes, average unit price and cost data, and unit operating profit margins relating to Southdown's sales of ready-mixed concrete appear in the following table:

                                                      THREE MONTHS     SIX MONTHS ENDED
                                                     ENDED JUNE 30,        JUNE 30,
                                                     ---------------   -----------------
                                                      2000     1999     2000      1999
                                                     ------   ------   -------   -------
Cubic yards of ready-mixed concrete sold
  (thousands)......................................   1,133      942    2,196     1,791
                                                     ======   ======   ======    ======
Weighted average per cubic yard data:
     Sales price...................................  $59.93   $59.88   $59.93    $59.57
     Operating and other costs(1)..................   55.50    55.75    55.44     55.33
                                                     ------   ------   ------    ------
     Margin(2).....................................  $ 4.43   $ 4.13   $ 4.49    $ 4.24
                                                     ======   ======   ======    ======

---------------

(1) Includes plant costs, delivery, selling, general and administrative costs.

(2) Does not include real estate gains of approximately $1 million for the three and six month periods ended June 30, 1999 or concrete block and other related products which totaled $1.8 million and $1 million of operating earnings for the three month periods ended June 30, 2000 and 1999, respectively, and $3.4 million and $2.3 million of operating earnings in the year-to-date 2000 and 1999 periods, respectively.

  Aggregates

     Second Quarter -- Operating earnings from the Aggregates segment were $11.7 million in the 2000 quarter compared with $11.2 million in the second quarter of 1999. Aggregates sales volumes and pricing improved from the prior year quarter primarily reflecting contributions from the California construction aggregate operations. However, operating costs were adversely impacted by legal and consulting costs incurred at the Sparta facility relating to an environmental issue.

     Year-to-Date -- Operating earnings from the Aggregates segment increased 11% to $15.7 million compared with $14.1 million in the prior year period, excluding the prior year $6 million gain on the sale of a non-core aggregates operation. Aggregates sales volumes and sales prices increased significantly as a result of stronger demand in California and contributions from the recently acquired Sunshine Material operation. Per unit operating costs increased primarily because of legal and consulting costs incurred at the Sparta facility related to an environmental issue.

     Sales volumes, average unit sales price and cost data, and unit operating profit margins relating to the Company's aggregates operations appear in the following table:

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                -------------------     ----------------
                                                 2000        1999        2000     1999
                                                -------     -------     ------   -------
Tons of aggregates sold (thousands)...........   3,856       3,443       6,727     5,837
                                                ======      ======      ======   =======
Weighted average per ton data:
  Sales price.................................  $ 9.83      $ 9.67      $ 9.75   $  9.38
  Operating and other costs(1)................    7.01        6.60        7.50      7.02
                                                ------      ------      ------   -------
  Margin......................................  $ 2.82      $ 3.07      $ 2.25   $2.36(2)
                                                ======      ======      ======   =======

---------------

(1) Includes plant costs, delivery, selling, general and administrative costs.

(2) Excludes $6 million gain on sale of a non-core aggregates operation in January 1999.

  Corporate

     Second Quarter -- Corporate overhead expenses in the second quarter of 2000 were essentially unchanged compared with the prior year quarter.

     Year-to-Date -- Corporate overhead expenses for 2000 declined $1.8 million compared with the prior year period. This reduction in expense primarily reflects the absence of a $1 million charge related to the prior year termination of the Board of Directors' retirement plan and the elimination of costs associated with the closed Medusa corporate office.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $104.7 million in cash from operating activities in the first half of 2000, a 31% increase over the comparable period in 1999. The Company has used these operating cash flows and borrowings under the Company's credit lines to: (1) fund $130.3 million in capital additions, primarily related to several expansion/cost reduction projects in the Cement segment, (2) pay $10.8 million of dividends on common stock, and (3) meet all working capital requirements. During the first half of 1999, internally generated cash flow, plus existing cash and short term investment balances and proceeds from asset sales, were used to: (1) invest approximately $68.4 million in property, plant and equipment additions, (2) repurchase 1 million shares of common stock at a cost of $58.9 million, (3) fund working capital requirements and (4) pay $11.5 million of dividends on common stock.

     The Company has a $200 million revolving credit facility that matures in June 2002 and a second $250 million revolving credit facility that matures in December 2001. The $200 million revolving facility permits standby letters of credit up to a maximum of $95 million in lieu of borrowings. At June 30, 2000, there were $145 million of borrowings and $71.1 million in letters of credit outstanding under the revolving credit facilities, leaving $233.9 million of unused capacity. The Company is in compliance with the financial ratios and other covenants contained in the revolving credit arrangements.

     In addition to the borrowing capacity under the Company's revolving credit facilities, the Company increased its borrowing flexibility by providing additional borrowing capacity for working capital and other liquidity requirements when it entered into a $20 million unsecured line of credit, payable on demand, with a commercial bank in February 2000. At June 30, 2000, there were no borrowings outstanding under the line of credit.

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

  Changes in Financial Condition

     The change in the financial condition of Southdown between December 31, 1999 and June 30, 2000 reflected the utilization of internally generated cash flow and borrowings under the Company's credit facilities during the period to fund capital expenditures, working capital requirements and common stock dividends. Accounts and notes receivable increased primarily because of strong sales activity occurring in June 2000 relative to lower sales in December 1999. The increase in inventories reflecting the typical buildup of cement inventories during the second quarter of the year was a result of an increase in manufacturing performance from capacity improvements and improved execution during several maintenance outages, which required less downtime than the prior year period. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations. Minority interest in consolidated joint venture increased primarily because of contributions made by the minority partner to fund the expansion of the Kosmosdale plant.

  Known Events, Trends and Uncertainties

     Industry Dynamics -- A recent economic and construction forecast by the Portland Cement Association suggests that total cement consumption should grow from 120.5 million tons in 1999 to over 131 million tons in 2004. Despite a number of announced capacity expansions in the industry, management believes industry dynamics should remain favorable for the next several years. Because of the logistics involved in the design, permitting and construction of major cement plant expansions and new cement plants, there is generally a several year lead time between the announcement of major cement capacity expansions and the actual availability of such production capacity. In the meantime, the shortfall between domestic demand and domestic production capacity is being met by imports (approximately 26% of 1999 consumption according to the Portland Cement Association). These imports serve as a buffer, and imports would be expected to decline as a result of any increase in domestic production capacity or any decrease in domestic consumption. One of the reasons why the Company withdrew its support from the committees pursuing the continuation of anti-dumping duty orders against certain foreign cement producers was the largely supplemental role which imports have played in the United States markets over the past several years. If these conditions change and unfairly priced cement and clinker were imported into the U.S., Southdown would not hesitate to initiate proceedings seeking relief from unfair trade practices.

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

     Currently, the Company commits substantial resources to complying with the laws and regulations concerning the protection of human health and the environment. However, because of the complexity and uncertainty of existing and future environmental requirements, permit conditions, cost of new and existing technology, potential remedial costs and insurance coverages, and/or enforcement-related activities and costs, it is difficult for management to estimate the ultimate level of Company expenditures related to environmental matters. Regulatory changes, enforcement activities or other factors could alter environmental compliance costs at any time. In addition, future changes in regulatory requirements related to the protection of human health and the environment may require the Company and others engaged in industrial operations to modify various facilities and alter methods of operations at costs that may be substantial. With respect to known environmental contingencies, the Company has recorded provisions for estimated probable liabilities and does not believe that the ultimate resolution of such matters will have a material adverse effect on the Company's Consolidated Financial Statements.

     Cement Kiln Dust -- Cement manufacturing plants, depending on their process design, raw materials characteristics, product specifications and other factors, may generate a low toxicity by-product known as cement kiln dust or CKD. Most manufacturing plants in the industry typically disposed of CKD in and around their plant sites since the inception of cement manufacturing operations. If CKD comes into contact with water, liquid that leaches out may have an alkalinity level high enough to be classified as hazardous waste, if discarded. CKD in contact with water may also leach out trace amounts of certain hazardous metals if they are present. CKD is currently not regulated as a hazardous waste, but on August 20, 1999, EPA published a proposed rule addressing CKD management standards. As proposed, these CKD standards may require the cement industry to adopt more stringent management, monitoring and recordkeeping practices for this material. No final action is scheduled in this rulemaking until 2001. If a final rule is adopted, it could be substantially different from that initially proposed.

     The Company has been investigating potential contamination from several CKD piles at its cement plant in Michigan. On March 1, 2000, the Michigan Department of Environmental Quality confirmed that the parties had agreed in principle to a remediation plan. The parties are continuing to negotiate the terms of a consent order, which would incorporate the terms of the remediation plan, among other things. Management believes, based on current information, that the reserves previously accrued on the books of the Company are adequate to cover the estimated cost of remediation and penalty payments. However, it is possible that the ultimate remediation costs will be greater than current estimates.

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

     - In October 1998, the U.S. EPA issued regulations requiring 22 states to adopt new measures by September 1999 to reduce emissions of various nitrogen oxides by specific percentages. Legal challenges filed against this rule resulted in the court finding cause to remand the rule back to the U.S. EPA and to stay the date for affected states to submit implementation plans to the U.S. EPA. In two recent court rulings, in response to the U.S. EPA's appeal, the D.C. circuit court affirmed the U.S. EPA rule, with some modifications, and lifted the stay on the submittal date, changing it to early November 2000. The Company is in the process of evaluating the impact of this regulation.

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

     Sparta Quarry -- The Company has received administrative orders from the New Jersey Department of Environmental Protection for alleged violations of state and federal air regulations relating to particulate emissions at the Company's quarry operations in Sparta, New Jersey. The Company and the NJDEP have entered into an administrative consent order pursuant to which the Company is obligated to pay a civil penalty of $246,350, of which $141,350 has been paid.

     Kosmos Joint Venture Severance Tax Audit -- Kosmos Cement Company is a partnership operated and 75% owned by Southdown. As a result of an audit conducted for the period from September 1, 1991 through December 31, 1996, the State of Kentucky proposed a deficiency assessment against Kosmos for severance tax payments related to limestone mined at its Battletown, Kentucky quarry. In the second quarter of 2000, Kosmos settled this matter by paying $1.7 million in full and complete satisfaction of all severance tax assessed or assessable against Kosmos for the period from September 1, 1991 through July 31, 2000. Kosmos believes that, under the terms of a supply agreement with a local electric utility company, the utility company is responsible for severance taxes on limestone provided to it and plans to pursue recourse against the utility company.

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

     Several years ago, the Company learned of some soil and groundwater contamination at or near a subsidiary's former Alabama hazardous waste processing facility. Although the Company sold the facility in April 1995, it agreed to retain some liability for the existing soil and groundwater contamination at the facility prior to that time. The Company's investigation has not definitively determined the scope of the contamination or the extent of any cleanup that may be required. It is too early to determine the amount of the Company's exposure to loss with any degree of certainty. The Company has agreed to remediate the soil and groundwater contamination at the Alabama facility to the extent required by law, and it has filed lawsuits against the former owner and former customers of the facility. The claims against that former owner and other potentially responsible parties could significantly reduce the Company's loss exposure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 18, 2000, the Company held its 2000 Annual Meeting of Shareholders. At the Annual Meeting, shareholders approved proposals to: (1) elect four directors to serve as members of the Company's Board of Directors to serve until the 2003 Annual Meetings of Shareholders and until their successors are duly elected and have qualified and (2) appoint Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2000.

     The votes of the shareholders of the Company on these proposals were as follows:

          (1) With respect to the election of the following persons to the Board of Directors of the Company to serve until the Annual Meeting of Shareholders to be held in 2003 and until their successors have been elected and qualified:

NOMINEE                                                     FOR       WITHHELD
-------                                                     ---       --------
Clarence C. Comer......................................  31,172,833   215,287
Robert G. Potter.......................................  31,171,967   216,162
Robert J. Slater.......................................  31,174,935   213,794
George E. Uding, Jr. ..................................  31,162,326   226,403

          (2) With respect to the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the books and accounts of the Company for the year ending December 31, 2000:

FOR         AGAINST   ABSTAIN
---         -------   -------
31,339,120  20,524     28,485

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

           11            -- Statement of Computation of Per Share Earnings
           15            -- Independent Accountants' Letter re Unaudited Interim
                            Financial Information
           27            -- Financial Data Schedule -- Six Months Ended June 30, 2000

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                                                      SOUTHDOWN, INC.
                                            ------------------------------------
                                                        (Registrant)

                                            By:     /s/ DENNIS M. THIES
                                              ----------------------------------
                                                       Dennis M. Thies
                                                        Executive Vice
                                                      President -- Finance
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

Date: August 9, 2000

                                            By:    /s/ RICARDO ARREDONDO
                                              ----------------------------------
                                                      Ricardo Arredondo
                                                Vice President and Controller
                                                (Principal Accounting Officer)

Date: August 9, 2000

                                 EXHIBIT INDEX

        EXHIBITS                                 DESCRIPTION
        --------                                 -----------
          11             -- Statement of Computation of Per Share Earnings
          15             -- Independent Accountants' Letter re Unaudited Interim
                            Financial Information
          27             -- Financial Data Schedule -- Six Months Ended June 30, 2000