Form 10-Q
period 2000-09-30
SOUTHDOWN INC
filed 2000-11-03
CIK 313058

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         At October 31, 2000 there were 36.0 million common shares outstanding.

================================================================================

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                                      INDEX




                                                                                                        PAGE
                                                                                                         NO.
PART I.     FINANCIAL INFORMATION                                                                       ----
Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets
              September 30, 2000 and December 31, 1999                                                    1

            Statements of Consolidated Earnings
              Three and Nine Months Ended September 30, 2000 and 1999                                     2

            Statements of Consolidated Cash Flows
              Nine Months Ended September 30, 2000 and 1999                                               3

            Statements of Selected Consolidated Segment Data
              Three and Nine Months Ended September 30, 2000 and 1999                                     4

            Statement of Consolidated Shareholders' Equity
              Nine Months Ended September 30, 2000                                                        5

            Statements of Consolidated Comprehensive Income
              Three and Nine Months Ended September 30, 2000 and 1999                                     5

            Notes to Consolidated Financial Statements                                                    6

            Independent Accountants' Review Report                                                       10

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  11

Item 3.     Qualitative and Quantitative Disclosures about Market Risk                                   19


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                            20

Item 6.     Exhibits and Reports on Form 8-K                                                             20

                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                              (IN MILLIONS)
                                                                             ----------------------------------------------
                                                                               SEPTEMBER 30,                  DECEMBER 31,
                                                                                   2000                          1999
                                                                             ---------------                ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $          19.0                $          21.8
    Accounts and notes receivable, less allowance for doubtful
         accounts of $4.8 and $5.4                                                     166.1                          129.4
    Inventories                                                                        142.0                          135.4
    Prepaid expenses and other                                                          18.8                           20.0
                                                                             ---------------                ---------------
         Total current assets                                                          345.9                          306.6

Property, plant and equipment, less accumulated depreciation,
    depletion and amortization of $702.8 and $679.4                                  1,068.4                          920.3
Goodwill                                                                               131.2                          134.2
Other long-term assets                                                                  76.4                           69.6
                                                                             ---------------                ---------------
                                                                             $       1,621.9                $       1,430.7
                                                                             ===============                ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                     $           0.3                $           0.4
    Accounts payable and accrued liabilities                                           168.6                          146.8
                                                                             ---------------                ---------------
         Total current liabilities                                                     168.9                          147.2
Long-term debt                                                                         185.2                          165.7
Deferred income taxes                                                                  137.2                          131.1
Minority interest in consolidated joint venture                                         46.5                           35.9
Long-term portion of postretirement benefit obligation                                  84.6                           87.7
Other long-term liabilities and deferred credits                                        27.7                           30.0
                                                                             ---------------                ---------------
                                                                                       650.1                          597.6
                                                                             ---------------                ---------------
Shareholders' equity:
    Common stock, $1.25 par value                                                       50.0                           50.0
    Capital in excess of par value                                                     377.5                          376.3
    Reinvested earnings                                                                749.9                          612.2
    Currency translation adjustment                                                     (1.4)                          (1.2)
    Treasury stock, at cost                                                           (204.2)                        (204.2)
                                                                             ---------------                ---------------
                                                                                       971.8                          833.1
                                                                             ---------------                ---------------
                                                                             $       1,621.9                $       1,430.7
                                                                             ===============                ===============

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED EARNINGS

                                   (UNAUDITED)


                                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                 -------------------------------------------------------------
                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 ---------------------------       ---------------------------
                                                                    2000             1999             2000             1999
                                                                 ----------       ----------       ----------       ----------
Revenues                                                         $    358.0       $    362.5       $    992.1       $    940.8
                                                                 ----------       ----------       ----------       ----------
Costs and expenses:
  Operating                                                           224.1            214.6            621.5            577.8
  Depreciation, depletion and amortization                             18.8             19.1             58.2             54.4
  Selling and marketing                                                 7.3              7.5             24.1             21.8
  General and administrative                                           12.9             14.4             44.9             47.6
  Acquisition charge (credit)                                           4.8               --              4.8             (1.5)
  Other income, net                                                    (2.1)            (2.0)            (5.0)           (11.4)
                                                                 ----------       ----------       ----------       ----------
                                                                      265.8            253.6            748.5            688.7
                                                                 ----------       ----------       ----------       ----------
Earnings before interest, income taxes
   and minority interest                                               92.2            108.9            243.6            252.1
Interest income                                                         0.1              1.1              0.2              4.0
Interest expense, net of amounts capitalized                           (1.4)            (3.6)            (5.8)           (10.4)
                                                                 ----------       ----------       ----------       ----------
Earnings before income taxes and minority interest                     90.9            106.4            238.0            245.7
Income tax expense                                                    (31.4)           (37.2)           (82.2)           (83.6)
                                                                 ----------       ----------       ----------       ----------
Earnings before minority interest                                      59.5             69.2            155.8            162.1
Minority interest, net of income taxes                                 (1.1)            (1.8)            (2.0)            (3.7)
                                                                 ----------       ----------       ----------       ----------
Earnings from continuing operations                                    58.4             67.4            153.8            158.4
Loss from discontinued operations,
   net of income taxes                                                   --               --               --             (1.0)
                                                                 ----------       ----------       ----------       ----------
Net earnings                                                     $     58.4       $     67.4       $    153.8       $    157.4
                                                                 ==========       ==========       ==========       ==========

Earnings per common share:
  Basic
     Earnings from continuing operations                         $     1.62       $     1.80       $     4.28       $     4.16
     Loss from discontinued operations, net of income taxes              --               --               --            (0.03)
                                                                 ----------       ----------       ----------       ----------
                                                                 $     1.62       $     1.80       $     4.28       $     4.13
                                                                 ==========       ==========       ==========       ==========
  Diluted
     Earnings from continuing operations                         $     1.60       $     1.78       $     4.23       $     4.12
     Loss from discontinued operations, net of income taxes              --               --               --            (0.03)
                                                                 ----------       ----------       ----------       ----------
                                                                 $     1.60       $     1.78       $     4.23       $     4.09
                                                                 ==========       ==========       ==========       ==========

Weighted average shares outstanding:

  Basic                                                                35.9             37.4             35.9             38.1
                                                                 ==========       ==========       ==========       ==========
  Diluted                                                              36.4             37.8             36.4             38.5
                                                                 ==========       ==========       ==========       ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                                (IN MILLIONS)
                                                                     ----------------------------------------
                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                     -----------------------------------------
                                                                             2000                     1999
                                                                     ---------------           ---------------
Operating activities:
    Earnings from continuing operations                              $         153.8           $         158.4
    Adjustments to reconcile earnings from continuing
       operations to cash provided by operating activities:
         Depreciation, depletion and amortization                               58.2                      54.4
         Other non-cash charges                                                  6.7                       0.7
         Changes in operating assets and liabilities                           (33.5)                    (52.7)
         Other adjustments                                                       1.7                      (2.9)
    Net cash used in discontinued operations                                    (0.4)                     (1.2)
                                                                     ---------------           ---------------
Net cash provided by operating activities                                      186.5                     156.7
                                                                     ---------------           ---------------

Investing activities:
    Additions to property, plant and equipment                                (195.1)                    (94.2)
    Acquisitions, net of cash acquired                                          (1.3)                    (60.0)
    Proceeds from asset sales                                                    5.2                      14.7
    Purchase of short-term investments                                            --                     (14.8)
    Maturity of short-term investments                                            --                      29.6
    Other investing activities                                                  (0.2)                     (2.7)
                                                                     ---------------           ---------------
Net cash used in investing activities                                         (191.4)                   (127.4)
                                                                     ---------------           ---------------

Financing activities:

    Additions to debt                                                           10.6                        --
    Reductions in debt                                                          (0.8)                     (0.7)
    Dividends                                                                  (16.2)                    (17.2)
    Contributions from minority partner                                          8.5                       5.3
    Distributions to minority partner                                           (1.0)                     (5.0)
    Purchase of treasury stock                                                    --                    (124.0)
    Other financing activities                                                   1.0                       3.8
                                                                     ---------------           ---------------
Net cash provided by (used in) financing activities                              2.1                    (137.8)
                                                                     ---------------           ---------------

Net decrease in cash and cash equivalents                                       (2.8)                   (108.5)

Cash and cash equivalents at beginning of period                                21.8                     143.8
                                                                     ---------------           ---------------

Cash and cash equivalents at end of period                           $          19.0           $          35.3
                                                                     ===============           ===============

         Cash payments for income taxes totaled $63.8 million and $67.7 million for the nine months ended September 30, 2000 and 1999, respectively. Interest paid, net of amounts capitalized, was $5.3 million and $12.9 million in the 2000 and 1999 periods, respectively.

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                STATEMENTS OF SELECTED CONSOLIDATED SEGMENT DATA

                                   (UNAUDITED)


                                                                                 (IN MILLIONS)
                                                    -------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                                    -------------------------------           -------------------------------
                                                       2000                 1999                 2000                 1999
                                                    ----------           ----------           ----------           ----------
Contributions to revenues:
    Cement
         Sales to customers                         $    242.7           $    254.5           $    653.8           $    642.8
         Freight to customers and other                   11.6                 15.0                 33.9                 35.7
                                                    ----------           ----------           ----------           ----------
             Total cement revenues                       254.3                269.5                687.7                678.5
    Concrete products                                     76.7                 66.2                233.4                191.2
    Aggregates                                            51.1                 45.2                142.9                122.5
    Intersegment sales                                   (24.1)               (18.4)               (71.9)               (51.4)
                                                    ----------           ----------           ----------           ----------
                                                    $    358.0           $    362.5           $    992.1           $    940.8
                                                    ==========           ==========           ==========           ==========


Contributions to earnings before interest,
    income taxes and minority interest:
    Operating profit
         Cement                                     $     91.9           $    105.4           $    237.5           $    241.2
         Concrete products                                 6.3                  5.3                 19.6                 16.1
         Aggregates                                        9.6                  9.0                 25.3                 29.1
                                                    ----------           ----------           ----------           ----------
                                                         107.8                119.7                282.4                286.4
    Corporate overhead                                   (10.8)               (10.8)               (34.0)               (35.8)
    Acquisition (charge) credit                           (4.8)                  --                 (4.8)                 1.5
                                                    ----------           ----------           ----------           ----------
                                                    $     92.2           $    108.9           $    243.6           $    252.1
                                                    ==========           ==========           ==========           ==========

                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                   (UNAUDITED)




                                                                            (IN MILLIONS)
                                          ----------------------------------------------------------------------------
                                                                     CAPITAL                     CURRENCY
                                               COMMON STOCK         IN EXCESS      REINVESTED   TRANSLATION   TREASURY
                                            SHARES       AMOUNT    OF PAR VALUE     EARNINGS     ADJUSTMENT    STOCK
                                          ----------   ----------  -------------   ----------   -----------  ----------
Balance at December 31, 1999                    40.0   $     50.0   $    376.3   $    612.2    $     (1.2)   $   (204.2)
Net earnings                                      --           --           --        153.8            --            --
Dividends paid on common stock                    --           --           --        (16.2)           --            --
Exercise of stock options                         --           --          1.2          0.1            --            --
Foreign currency translation adjustment           --           --           --           --          (0.2)           --
                                          ----------   ----------   ----------   ----------    ----------    ----------
Balance at September 30, 2000                   40.0   $     50.0   $    377.5   $    749.9    $     (1.4)   $   (204.2)
                                          ==========   ==========   ==========   ==========    ==========    ==========





                    SOUTHDOWN, INC. AND SUBSIDIARY COMPANIES

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                          (IN MILLIONS)
                                  ------------------------------------------------------------
                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                  ---------------------------      ---------------------------
                                     2000             1999            2000              1999
                                  ----------       ----------      ----------       ----------
Net earnings                      $     58.4       $     67.4      $    153.8       $    157.4
Foreign currency translation
   adjustments, net of tax              (0.1)              --            (0.2)             0.2
                                  ----------       ----------      ----------       ----------

Comprehensive income              $     58.3       $     67.4      $    153.6       $    157.6
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         This quarterly report presents the following financial statements of Southdown, Inc. and subsidiary companies ("Southdown" or the "Company"):

- The Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.

- The Statements of Consolidated Earnings, Selected Consolidated Segment Data, and Consolidated Comprehensive Income for the three and nine month periods ended September 30, 2000 and 1999.

- The Statements of Consolidated Cash Flows for the nine months ended September 30, 2000 and 1999.

- The Statement of Consolidated Shareholders' Equity for the nine months ended September 30, 2000.

         The financial statements presented in this report were not audited. This report presents extracts from the Consolidated Balance Sheet at December 31, 1999 drawn from the December 31, 1999 audited financial statements of the Company. This report does not include all disclosures required by generally accepted accounting principles. The reader should also review the 1999 consolidated financial statements and the notes to those statements included in the Company's Annual Report on Form 10-K.

         Management believes that the financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis. Management also believes that all such adjustments are of a normal recurring nature. The interim statements for the period ended September 30, 2000 do not necessarily indicate what the Company's results will be for the full year.

NOTE 2 - PENDING MERGER:

         On September 28, 2000, the Company entered into a definitive merger agreement with CEMEX, S.A. de C.V., a large international company engaged in the production and sale of cement, ready-mixed concrete and aggregates. Pursuant to the merger agreement, an indirect subsidiary of CEMEX has commenced a tender offer to purchase all of the outstanding stock of the Company for $73 per share in cash or a total of approximately $2.8 billion including long-term debt.

         The tender offer is conditioned upon, among other things, (i) the tender of at least two-thirds of the outstanding shares of the Company's common stock, (ii) regulatory approvals, and (iii) certain consents. Consummation of the tender offer would be followed by a merger in which each share of the Company's common stock not purchased in the tender offer will be converted into the right to receive in cash the price paid in the tender offer.

NOTE 3 - ACQUISITION OF MEDUSA CORPORATION:

         On June 30, 1998, the Company concluded a merger transaction with Medusa Corporation and issued approximately 14.7 million shares of its common stock for all of the outstanding common stock of Medusa. Remaining merger transaction liabilities at September 30, 2000 of $.8 million relate to ongoing lease payment obligations for the closed Medusa corporate office. Details of the merger related costs are as follows:


                                                                   (IN MILLIONS)
                                   ------------------------------------------------------------------------------
                                      ORIGINAL                                                       BALANCE AT
                                       MERGER              AMOUNTS                                 SEPTEMBER 30,
                                       COST                 PAID              ADJUSTMENTS              2000
                                  ---------------      ---------------      ---------------       ---------------
Merger transaction costs and
   professional fees              $          18.4      $          18.9      $           0.5       $            --
Severance costs                              54.3                 47.2                 (7.1)                   --
Closure costs                                10.2                  6.8                 (2.6)                  0.8
                                  ---------------      ---------------      ---------------       ---------------
         Total                    $          82.9      $          72.9      $          (9.2)      $           0.8
                                  ===============      ===============      ===============       ===============

NOTE 4 - EARNINGS PER SHARE:

         Basic earnings per share were computed using the weighted average number of common shares outstanding in each of the three and nine month periods ended September 30, 2000 and 1999. Diluted earnings per share assume the dilutive impact of stock options.

         Earnings available to common shareholders and share amounts used in the computation of basic and diluted earnings per share follow:

                                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                ------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                ------------------------------------      ------------------------------------
                                                      2000                 1999                2000                 1999
                                                ---------------      ---------------      ---------------      ---------------
Basic calculation
Net earnings                                    $          58.4      $          67.4      $         153.8      $         157.4
                                                ===============      ===============      ===============      ===============

Weighted average outstanding common shares                 35.9                 37.4                 35.9                 38.1
                                                ===============      ===============      ===============      ===============

Basic earnings per share                        $          1.62      $          1.80      $          4.28      $          4.13
                                                ===============      ===============      ===============      ===============

Diluted calculation
Net earnings                                    $          58.4      $          67.4      $         153.8      $         157.4
                                                ===============      ===============      ===============      ===============

Weighted average outstanding common shares                 35.9                 37.4                 35.9                 38.1
Effect of dilutive stock options                            0.5                  0.4                  0.5                  0.4
                                                ---------------      ---------------      ---------------      ---------------
     Total outstanding shares for diluted
       earnings per share                                  36.4                 37.8                 36.4                 38.5
                                                ===============      ===============      ===============      ===============

Diluted earnings per share                      $          1.60      $          1.78      $          4.23      $          4.09
                                                ===============      ===============      ===============      ===============

NOTE 5 - INVENTORIES:


                                                                             (IN MILLIONS)
                                                                ----------------------------------------
                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                     2000                      1999
                                                                ---------------          ---------------
Finished goods                                                  $          42.1          $          45.7
Work in progress                                                           30.1                     22.7
Raw materials                                                              11.8                     10.4
Parts and supplies                                                         58.0                     56.6
                                                                ---------------          ---------------
                                                                $         142.0          $         135.4
                                                                ===============          ===============

         Inventories stated on the Last In, First Out method were $67.1 million of total inventories at September 30, 2000 and $60 million of total inventories at December 31, 1999 compared with current costs of $84.0 million and $76.9 million, respectively.

NOTE 6 - COMMON STOCK:

         The Company has paid a quarterly dividend of $0.15 per share of common stock since December 1998, when the quarterly dividend was increased from $0.10 per share.

         During 1999, the Board of Directors approved and expanded a common stock repurchase program under which the Company was authorized to purchase up to 4 million shares of its common stock. The Company made open market purchases of 2.9 million shares of common stock at a cost of $159 million during 1999. During the first nine months of 2000, there have been no purchases of shares of common stock. Pursuant to the merger agreement between the Company and CEMEX, the Company is precluded from purchasing shares of common stock until the merger is terminated or consummated.

NOTE 7 - NEW ACCOUNTING STANDARDS:

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is a financial instrument that takes or "derives" its value from the value of another financial instrument or instruments. Statement No. 133 requires that a company recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management currently believes that this new accounting standard should not have any material impact on the Company's consolidated financial statements.

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

NOTE 8 - CONTINGENCIES:

         See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Known Events, Trends and Uncertainties" for a discussion of certain contingencies.

NOTE 9 - REVIEW BY INDEPENDENT ACCOUNTANTS:

         The unaudited financial information presented in this report has been reviewed by the Company's independent public accountants. The review was limited in scope and did not constitute an audit of the financial information in accordance with auditing standards generally accepted in the United States of America such as is performed in the year-end audit of financial statements. The report of Deloitte & Touche LLP relating to its limited review of the financial information as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



TO THE SHAREHOLDERS AND
   BOARD OF DIRECTORS OF
   SOUTHDOWN, INC.
   HOUSTON, TEXAS


         We have reviewed the accompanying consolidated balance sheet of Southdown, Inc. and subsidiary companies as of September 30, 2000, and the related statements of consolidated earnings and comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 and shareholders' equity for the nine month period ended September 30, 2000. These financial statements are the responsibility of Southdown's management.

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




Deloitte & Touche LLP
Houston, Texas
October 12, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 21 through 30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with the following discussion.

RESULTS OF OPERATIONS

     CONSOLIDATED THIRD QUARTER RESULTS

         Net earnings for the third quarter of 2000 were $58.4 million, or $1.60 per diluted share, compared with $67.4 million, or $1.78 per share, in the third quarter of 1999. The current quarter includes a $4.8 million pre-tax charge, $0.08 per diluted share after-tax, for fees and expenses related to the proposed merger of the Company. Despite improved revenues from the Concrete Products and Aggregates operating segments, consolidated revenues in the third quarter of 2000 decreased slightly over the same period of the prior year because of reduced cement demand caused by delays in anticipated public infrastructure work, a modest slowing in residential and commercial activity and an increase in wet weather conditions compared with the prior year. Third quarter 2000 earnings before interest, income taxes and minority interest declined because of lower earnings from the Cement segment.

         Interest income decreased because of lower levels of investable cash during the current quarter. Interest expense also declined as a result of higher capitalized interest on construction projects and the retirement of $123.5 million of 10% Senior Subordinated Notes, which was replaced with lower cost bank debt.

     CONSOLIDATED YEAR-TO-DATE RESULTS

         Net earnings for the nine months ended September 30, 2000 were $153.8 million or $4.23 per share compared with $157.4 million or $4.09 per share in 1999. The current period includes a $4.8 million pre-tax charge, $0.08 per diluted share after-tax, for fees and expenses related to the proposed merger of the Company. The results for 1999 include a $6 million pre-tax gain, or $0.10 per share after-tax, from the sale of a non-core aggregates operation.

         Consolidated revenues for the 2000 period increased 5% over the same period of the prior year, because of improvement in all three operating segments. Earnings before interest, income taxes and minority interest in 2000, excluding the $4.8 million acquisition charge in 2000, the $1.5 million acquisition credit in 1999 and the 1999 gain on the sale of the non-core aggregates operation ($6 million pre-tax), improved slightly over the prior year period primarily reflecting improved earnings from the Concrete Products and Aggregates segments. Interest income and interest expense declined for the reasons discussed previously.

SEGMENT OPERATING EARNINGS

     CEMENT

         Third Quarter - Cement segment operating earnings were $91.9 million compared with earnings of $105.4 million in the prior year quarter. Cement sales volumes decreased 4% compared with the prior year quarter as a result of reduced demand in the Midwestern and Southeastern markets, primarily due to a modest slowing in residential and commercial construction and delays in public works spending, partially offset by higher sales volumes in the markets served by the Company's Victorville, California cement plant. Average cement sales prices declined slightly as moderate price improvement in Florida and certain Midwest markets were offset by lower prices attributable to competitive price conditions in the Southeast and market penetration efforts in California. Per unit operating costs increased 5% in the third quarter of 2000 because of lower clinker production and higher maintenance costs resulting from kiln outages in California caused by electrical power interruptions from extreme summer heat conditions and the slower than anticipated start-up of the Louisville, Kentucky plant expansion. Operating earnings were also negatively impacted by the loss of $1.3 million in earnings from the March 2000 expiration of a limestone supply agreement.

         Year-to-Date - Cement segment earnings for the period ended September 30, 2000 decreased slightly to $237.5 million compared with $241.2 million in the prior year period. Cement sales volumes increased 2% compared with the prior year period, reflecting higher sales volumes at the Company's western region plants, which more than offset some softness in demand in the Midwestern and Southeastern markets. Cement sales prices declined slightly as moderate price improvement in the Florida and certain Midwest markets were offset by lower prices attributable to competitive price conditions in the Southeast and market penetration efforts in California. Despite a 3% improvement in clinker production, per unit operating costs increased slightly compared with the prior year period. The increase in clinker production resulted primarily from: (i) capacity improvements at the Charlevoix, Michigan plant, (ii) the completion of Clinchfield, Georgia plant expansion project in mid-1999 and (iii) improved execution of maintenance outages requiring less downtime than in the prior year. The favorable effect from this production increase was offset by 103 days of downtime combined with start-up costs incurred for the plant expansion at the Louisville, Kentucky facility. Operating earnings were also negatively impacted by the loss of $3.3 million in earnings from the recent expiration of the previously mentioned limestone supply agreement.

         Sales volumes, average unit price and cost data, and unit operating profit margins relating to the Company's cement plant operations appear in the following table:


                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                                ------------------------------          ------------------------------
                                                   2000                1999                2000                 1999
                                                ----------          ----------          ----------          ----------
Tons of cement sold (thousands)                      3,369               3,521               9,057               8,863
                                                ==========          ==========          ==========          ==========


Weighted average per ton data:
     Sales price (net of freight)               $    72.03          $    72.26          $    72.19          $    72.52
     Manufacturing and other costs (1)               44.76               42.81               45.89               45.69
                                                ----------          ----------          ----------          ----------
     Margin                                     $    27.27          $    29.45          $    26.30          $    26.83
                                                ==========          ==========          ==========          ==========

----------
(1) Includes manufacturing costs, freight to terminals, purchased cement, selling expenses, plant general and administrative costs and other plant overhead costs.

     CONCRETE PRODUCTS

         Third Quarter - Concrete Products operating earnings increased to $6.3 million compared with $5.3 million in the third quarter of 1999. Ready-mixed concrete sales volumes increased 13% as a result of strong demand in both the California and Florida markets and contributions from the Sunshine Materials operation acquired in late August 1999. Operating margins were 11% lower as higher prices in Florida were more than offset by higher costs for materials and fuel in all markets.

         Year-to-Date - Concrete Products operating earnings improved 22% to $19.6 million compared with $16.1 million in the prior year period including gains on sales of inactive plant sites of $0.5 million and $1.8 million, respectively. Ready-mixed concrete sales volumes increased 19% because of strong demand in both the California and Florida markets and contributions from the Sunshine Materials operation, which was acquired in the third quarter of 1999. Operating margins increased slightly as a result of higher pricing in the Florida market attributable to a price increase in the current year.

         Sales volumes, average unit price and cost data, and unit operating profit margins relating to the Company's sales of ready-mixed concrete appear in the following table:


                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                              -----------------------------       ----------------------------
                                                  2000            1999               2000            1999
                                              -------------    ------------       ------------    ------------
Cubic yards of ready-mixed concrete
   sold (thousands)                               1,072              949              3,268           2,740
                                              =============    ============       ============    ============

Weighted average per cubic yard data:
     Sales price                              $    60.25       $    59.00         $    60.04      $    59.37
     Operating and other costs (1)                 57.11            55.49              55.99           55.39
                                              -------------    ------------       ------------    ------------

     Margin (2)                               $     3.14       $     3.51         $     4.05      $     3.98
                                              =============    ============       ============    ============

----------
(1) Includes plant costs, delivery, selling, general and administrative costs.

(2) Does not include real estate gains of approximately $0.5 million for the three and nine month periods ended September 30, 2000 and $0.8 million and $1.8 million for the three and nine month periods ended September 30, 1999, respectively, or concrete block and other related products which totaled $2.5 million and $1.1 million of operating earnings for the three month periods ended September 30, 2000 and 1999, respectively, and $5.9 million and $3.4 million of operating earnings in the year-to-date 2000 and 1999 periods, respectively.

     AGGREGATES

         Third Quarter - Operating earnings for the Aggregates segment increased 7% to $9.6 million in the current quarter compared with $9.0 million in the third quarter of 1999 because of improved results from the Company's highway safety business, which more than offset a slight decline from the construction and specialty aggregates operations. Aggregates sales volumes improved from the prior year quarter primarily reflecting contributions from the Sunshine Materials operation, which was acquired in the third quarter of 1999. The improvement in aggregates sales prices reflects a favorable product mix of higher priced specialty aggregates and realization of price increases in California. However, operating costs were adversely impacted by (i) legal and consulting costs incurred at the Sparta facility relating to an environmental issue and (ii) higher fuel costs and contract quarrying expenses.

         Year-to-Date - Operating earnings from the Aggregates segment increased 10% to $25.3 million compared with $23.1 million in the prior year period, excluding the prior year $6 million gain on the sale of a North Carolina quarry. Aggregates sales volumes and sales prices increased significantly as a result of contributions from the Sunshine Material operation, which was acquired in the third quarter of 1999, and stronger demand in California. Per unit operating costs increased primarily because of (i) legal and consulting costs incurred at the Sparta facility relating to an environmental issue and (ii) higher fuel costs and contract quarrying expenses.

         Sales volumes, average unit sales price and cost data, and unit operating profit margins relating to the Company's aggregates operations appear in the following table:

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                             ------------------------------          ------------------------------
                                                2000                1999                2000                1999
                                             ----------          ----------          ----------          ----------
Tons of aggregates sold (thousands)               3,938               3,775              10,655               9,612
                                             ==========          ==========          ==========          ==========

Weighted average per ton data:
     Sales price                             $     8.59          $     8.06          $     9.32          $     8.86
     Operating and other costs (1)                 6.55                5.86                7.15                6.56
                                             ----------          ----------          ----------          ----------
     Margin                                  $     2.04          $     2.20          $     2.17          $     2.30(2)
                                             ==========          ==========          ==========          ==========

----------
(1) Includes plant costs, delivery, selling, general and administrative costs.

(2) Excludes $6 million gain on sale of a non-core aggregates operation in January 1999.

     CORPORATE

         Third Quarter - Corporate overhead expenses in the third quarter of 2000 were unchanged compared with the prior year quarter.

         Year-to-Date - Corporate overhead expenses for 2000 declined $1.8 million compared with the prior year period. This reduction in expense primarily reflects the absence of a $1 million charge related to the prior year termination of the Board of Directors' retirement plan. The current period was also favorably impacted by a higher than expected credit to pension expense and lower consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $186.5 million in cash from operating activities in the first nine months of 2000, a 19% increase over the comparable period in 1999. The Company has used these operating cash flows and borrowings under the Company's credit lines to: (1) fund $195.1 million in capital additions, primarily related to several expansion/cost reduction projects in the Cement segment, (2) pay $16.2 million of dividends on common stock, and (3) meet all working capital requirements. During the first nine months of 1999, internally generated cash flow, plus existing cash and short term investment balances and proceeds from asset sales, were used to: (1) invest approximately $94.2 million in property, plant and equipment additions, (2) acquire additional ready-mixed concrete operations and a construction aggregates quarry in Florida, (3) repurchase 2.2 million shares of common stock at a cost of $124 million, (4) fund working capital requirements and (5) pay $17.2 million of dividends on common stock.

         The Company has a $200 million revolving credit facility that matures in June 2002 and a second $250 million revolving credit facility that matures in December 2001. The $200 million revolving facility permits standby letters of credit up to a maximum of $95 million in lieu of borrowings. At September 30, 2000, there were $125 million of borrowings and $71.1 million in letters of credit outstanding under the revolving credit facilities, leaving $253.9 million of unused capacity. The Company is in compliance with the financial ratios and other covenants contained in the revolving credit arrangements.

         In addition to the borrowing capacity under the Company's revolving credit facilities, the Company increased its borrowing flexibility by providing additional borrowing capacity for working capital and other liquidity requirements when it entered into a $20 million unsecured line of credit, payable on demand, with a commercial bank in February 2000. At September 30, 2000, there were no borrowings outstanding under the line of credit.

         Management believes the Company's operating cash flows plus the unused capacity under its outstanding credit facilities provide ample liquidity to fund anticipated capital additions and meet other working capital requirements of the Company.

         In late March 2000, the Company announced that its Board of Directors was exploring and evaluating several options to enhance the value of the Company's shares. On September 28, 2000, the Company entered into a definitive merger agreement with CEMEX, S.A. de C.V., a large international company engaged in the production and sale of cement, ready-mixed concrete and aggregates. Pursuant to the merger agreement, an indirect subsidiary of CEMEX has commenced a tender offer to purchase all of the outstanding stock of the Company for $73 per share in cash or a total of approximately $2.8 billion including long-term debt. The tender offer is conditioned upon, among other things, (i) the tender of at least two-thirds of the outstanding shares of the Company's common stock,
(ii) regulatory approvals, and (iii) certain consents. The Company can provide no assurance as to the ultimate outcome of the proposed merger of the Company.

     CHANGES IN FINANCIAL CONDITION

         The change in the financial condition of the Company between December 31, 1999 and September 30, 2000 reflected the utilization of internally generated cash flow and borrowings under the Company's credit facilities during the period to fund capital expenditures, working capital requirements and common stock dividends. Accounts and notes receivable increased primarily because sales activity occurring in September 2000 was higher than in December 1999. The increase in inventories was a result of an increase in manufacturing performance from capacity improvements and improved execution during several maintenance outages, which required less downtime than the prior year period combined with lower than expected cement sales volumes. The increase in other assets reflects higher prepaid pension costs. Accounts payable and accrued liabilities increased because of the timing of payments on normal trade and other obligations. Minority interest in consolidated joint venture increased primarily because of contributions made by the minority partner to fund the expansion of the Louisville plant.

     KNOWN EVENTS, TRENDS AND UNCERTAINTIES

         Industry Dynamics - Although the industry and the Company are experiencing reduced demand because of delays in public sector spending and a slowing in residential and commercial activity, the Company believes that current overall market conditions continue to support cement demand at or slightly below prior year levels. The Transportation Equity Act for the 21st Century related to public infrastructure spending should have a more significant impact in 2001 as committed appropriations are translated into actual construction activity.

         A recent economic and construction forecast by the Portland Cement Association suggests that total cement consumption should grow from 120.5 million tons in 1999 to over 131 million tons in 2004. Despite a number of announced capacity expansions in the industry, management believes industry dynamics should remain favorable for the next several years. Because of the logistics involved in the design, permitting and construction of major cement plant expansions and new cement plants, there is generally a several year lead time between the announcement of major cement capacity expansions and the actual availability of such production capacity. In the meantime, the shortfall between domestic demand and domestic production capacity is being met by imports (approximately 26% of 1999 consumption according to the Portland Cement Association). These imports serve as a buffer, and imports would be expected to decline as a result of any increase in domestic production capacity or any decrease in domestic consumption. One of the reasons why the Company withdrew its support from the committees pursuing the continuation of anti-dumping duty orders against certain foreign cement producers was the largely supplemental role which imports have played in the United States markets over the past several years. If these conditions change and unfairly priced cement and clinker were imported into the U.S., the Company would not hesitate to initiate proceedings seeking relief from unfair trade practices.

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

      o In October 1998, the U.S. EPA issued regulations requiring 22 states to adopt new measures by September 1999 to reduce emissions of various nitrogen oxides by specific percentages. Legal challenges filed against this rule resulted in the court finding cause to remand the rule back to the U.S. EPA and to stay the date for affected states to submit implementation plans to the U.S. EPA. In two recent court rulings, in response to the U.S. EPA's appeal, the D.C. circuit court affirmed the U.S. EPA rule, with some modifications, and lifted the stay on the submittal date, changing it to late October 2000. Once submitted, the implementation plans would be subject to U.S. EPA review and approval. The effective date of this rule is May 31, 2004. The Company is in the process of evaluating the impact of this regulation.

      o In June 1999, the U.S. EPA issued air toxics standards for portland cement plants that will take effect for existing facilities in 2002 and upon start-up for new or significantly modified facilities. The new rule establishes, among other things, a limit on emissions of dioxin/furans. The Company is in the process of evaluating the impact of these air toxics standards.

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

         Sparta Quarry - The Company and the New Jersey Department of Environmental Protection have entered into an administrative consent order, which resolves some previously issued administrative orders from the NJDEP. The Company has paid a civil penalty of $246,350 pursuant to the consent order.

         Louisville, Kentucky Expansion Project - In late October 2000, Kosmos Cement Company received a claim from the general contractor for the recent expansion of its cement plant located in Louisville, Kentucky. The contractor is claiming approximately $18.5 million in additional compensation in excess of the guaranteed contract amount. The Company is only beginning its evaluation of the claim, and at this time is unable to predict how much it may have to pay with respect to the claim. Any payments as a result of the claim would be included as part of the capitalized cost of the project and amortized over the life of the project. The Company believes that any payments made as a result of the claim would not have a material effect on its financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

            11     Statement of Computation of Per Share Earnings

            15 Independent Accountants' Letter re Unaudited Interim Financial Information

            27     Financial Data Schedule - Nine Months Ended
                   September 30, 2000

(b)      Reports on Form 8-K

         On September 29, 2000, the Company filed a Current Report on Form 8-K reporting that the Company and CEMEX, S.A. de C.V., have entered into a definitive merger agreement under which CEMEX will acquire all of the outstanding shares of common stock of the Company for $73 in cash per share.

         On October 20, 2000, the Company filed a Current Report on Form 8-K reporting that the Bylaws and Rights Agreement of the Company have been amended.

         No other reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SOUTHDOWN, INC.
                                              ---------------------------------
                                                     (Registrant)



Date:  November 3, 2000                    By: /s/ DENNIS M. THIES
                                              ---------------------------------
                                                      Dennis M. Thies
                                               Executive Vice President-Finance
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)



Date:  November 3, 2000                    By: /s/ RICARDO ARREDONDO
                                              ---------------------------------
                                                     Ricardo Arredondo
                                                 Vice President and Controller
                                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11            Statement of Computation of Per Share Earnings

  15            Independent Accountants' Letter re Unaudited Interim Financial Information

  27            Financial Data Schedule - Nine Months Ended September 30, 2000